Form 10-Q
period 2000-09-30
ENERGY PARTNERS LTD
filed 2000-11-30
CIK 750199

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                        Commission file number 001-16179

                                   ----------


                              ENERGY PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)


             Delaware                                           72-1409562
  (State or other jurisdiction                               (I.R.S. employer
of incorporation or organization)                         identification number)


          201 St. Charles Avenue, Suite 3400
                 New Orleans, Louisiana            70170
       (Address of principal executive offices)  (Zip code)


         Registrant's telephone number, including area code: (504) 569-1875

                                   ----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]  No [ ]

     As of November 29, 2000, there were 26,271,297 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.


================================================================================

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements:
           Consolidated Balance Sheets as of September 30, 2000 and
                December 31, 1999............................................................................3

           Consolidated Statements of Operations for the three months ended
                September 30, 2000 and 1999 and for the nine months ended
                September 30, 2000 and 1999..................................................................4

           Consolidated Statements of Cash Flows for the nine months ended
                September 30, 2000 and 1999..................................................................5

           Notes to Consolidated Financial Statements .......................................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................................12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................19


PART II OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K................................................................20

ITEM 1. FINANCIAL STATEMENTS

                              ENERGY PARTNERS, LTD.
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,
                                                                         2000              December 31,
                                                                     (unaudited)              1999
                                                                    -------------         -------------
         ASSETS
Current assets:
     Cash and cash equivalents                                      $  12,139,585         $  22,282,376
     Trade accounts receivable                                         19,495,975             7,970,738
     Prepaid expenses                                                   1,199,014               300,698
                                                                    -------------         -------------
         Total current assets                                          32,834,574            30,553,812

Property and equipment, at cost under the successful efforts
     method of accounting for oil and gas properties                  166,476,348            42,241,227
Less accumulated depreciation, depletion and amortization             (17,366,892)           (5,627,323)
                                                                    -------------         -------------
         Net property and equipment                                   149,109,456            36,613,904

Other assets                                                              843,166                    --
Deferred income taxes                                                          --             1,545,049
Deferred financing costs - net of accumulated amortization
     of $656,510 in 2000 and $108,130 in 1999                           3,082,899               563,093
                                                                    -------------         -------------
         Total assets                                               $ 185,870,095         $  69,275,858
                                                                    =============         =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $   8,392,438         $   4,215,030
     Accrued expenses                                                  25,514,440             1,793,339
     Current maturities of long-term debt                              24,000,000                    --
                                                                    -------------         -------------
         Total current liabilities                                     57,906,878             6,008,369

Long-term debt                                                         50,000,000            10,150,000
Deferred income taxes                                                   5,939,006                    --
Other                                                                   3,978,146               457,386
                                                                    -------------         -------------
                                                                      117,824,030            16,615,755
                                                                    -------------         -------------
Redeemable Convertible Preferred Stock, $1 par value,
     authorized 1,700,000 shares; issued and outstanding
     600,000 shares, aggregate liquidation preference
     $ 66,313,519                                                      62,405,411            56,475,276

Stockholders' equity:
     Common stock, par value $0.01 per share. Authorized
     50,000,000 shares; issued and outstanding:
     2000 - 11,858,280 shares; 1999 - 11,768,280 shares                   118,583               117,683
Additional paid-in capital                                              2,016,625                32,377
Retained earnings                                                       3,505,446            (3,965,233)
                                                                    -------------         -------------
    Total stockholders' equity                                          5,640,654            (3,815,173)
                                                                    -------------         -------------
    Total liabilities and stockholders' equity                      $ 185,870,095         $  69,275,858
                                                                    =============         =============

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended                         Nine Months Ended
                                                            September 30,                             September 30,
                                                  ---------------------------------         ---------------------------------
                                                      2000                 1999                 2000                  1999
                                                  ------------         ------------         ------------         ------------
Revenues:
  Oil and gas                                     $ 30,636,424         $  2,606,858         $ 60,645,594         $  5,821,044
  Other                                                 97,610              252,723              444,693              818,676
                                                  ------------         ------------         ------------         ------------
                                                    30,734,034            2,859,581           61,090,287            6,639,720
                                                  ------------         ------------         ------------         ------------
Costs and expenses:
  Lease operating                                    6,431,000              406,346           12,879,823            1,029,047
  Production taxes                                   1,745,438                   --            3,288,778                   --
  Exploration expenditures                             268,753               56,464            1,092,948               56,925
  Depreciation, depletion and amortization           7,498,720            1,182,855           15,785,213            3,118,674
  General and administrative (exclusive
    of stock-based compensation)                     3,035,212              641,331            7,364,734            1,739,768
  Stock-based compensation                             737,960                   --            1,985,148                   --
                                                  ------------         ------------         ------------         ------------
Total costs and expenses                            19,717,083            2,286,996           42,396,644            5,944,414
                                                  ------------         ------------         ------------         ------------
Income from operations                              11,016,951              572,585           18,693,643              695,306

Other income (expense):
  Interest income                                      116,645               46,029              444,155              130,763
  Interest expense                                  (2,782,747)            (966,514)          (5,839,607)          (2,267,563)
  Gain on sale of oil and gas assets                        --                   --            7,781,448                   --
                                                  ------------         ------------         ------------         ------------
                                                    (2,666,102)            (920,485)           2,385,996           (2,136,800)
                                                  ------------         ------------         ------------         ------------

Income (loss) before income taxes                    8,350,849             (347,900)          21,079,639           (1,441,494)
Income taxes                                        (3,160,528)             132,323           (7,634,055)             507,284
                                                  ------------         ------------         ------------         ------------
Net income (loss)                                 $  5,190,321         $   (215,577)        $ 13,445,584         $   (934,210)
                                                  ------------         ------------         ------------         ------------

Less dividends earned on preferred stock
and accretion of issuance costs                     (1,742,323)                  --           (5,974,906)                  --
                                                  ------------         ------------         ------------         ------------
Net income (loss) available to
    common stockholders                           $  3,447,998         $   (215,577)        $  7,470,678         $   (934,210)
                                                  ============         ============         ============         ============
Basic income (loss) per share                     $       0.40         $      (0.01)        $       0.88         $      (0.06)
                                                  ============         ============         ============         ============
Diluted income (loss) per share                   $       0.29         $      (0.01)        $       0.75         $      (0.06)
                                                  ============         ============         ============         ============
Weighted average common shares used
 in computing income (loss) per share:
  Basic                                              8,554,500           15,060,000            8,519,026           15,060,000
  Incremental common shares                          9,528,321                   --            9,528,321                   --
                                                  ------------         ------------         ------------         ------------
  Diluted                                           18,082,821           15,060,000           18,047,347           15,060,000
                                                  ============         ============         ============         ============


          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                ------------------------------------
                                                                     2000                  1999
                                                                -------------         --------------
Cash flows from operating activities:
     Net income (loss)                                          $  13,445,584         $    (934,210)

Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
      Depreciation, depletion and amortization                     15,785,213             3,118,674
      Gain on sale of oil and gas assets                           (7,781,448)                   --
      Stock-based compensation                                      1,985,148                    --
      Deferred income taxes                                         7,484,055              (507,284)
      Exploration expenditures                                      1,092,948                56,925
      Amortization of deferred financing costs                        548,380                43,426
                                                                -------------         -------------
                                                                   32,559,880             1,777,531

      Changes in operating assets and liabilities:
        Trade accounts receivable                                 (11,525,237)            3,758,432
        Prepaid expenses                                             (898,316)              (94,891)
        Other assets                                                 (843,166)               (2,422)
        Accounts payable and accrued expenses                       8,211,791            (6,546,701)
        Other liabilities                                             193,855               211,238
                                                                -------------         -------------
      Net cash provided by (used in) operating activities          27,698,807              (896,813)
                                                                -------------         -------------
Cash flows used in investing activities:
  Property acquisitions                                          (119,292,744)                   --
  Exploration and development expenditures                        (15,895,645)          (13,672,467)
  Proceeds from sale of oil and gas assets                         36,609,740                    --
                                                                -------------         -------------
      Net cash used in investing activities                       (98,578,649)          (13,672,467)
                                                                -------------         -------------
Cash flows from financing activities:
  Deferred financing costs                                         (3,112,949)             (245,258)
  Proceeds from long-term debt                                    108,000,000            19,650,000
  Repayment of long-term debt                                     (44,150,000)           (2,500,000)
                                                                -------------         -------------
      Net cash provided by financing activities                    60,737,051            16,904,742
                                                                -------------         -------------
Net increase (decrease) in cash and cash equivalents              (10,142,791)            2,335,462

Cash and cash equivalents at beginning of period                   22,282,376               652,116
                                                                -------------         -------------
Cash and cash equivalents at end of period                      $  12,139,585         $   2,987,578
                                                                =============         =============



          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Energy Partners, Ltd. (the Company) and EPL Pipeline L.L.C. (a wholly-owned subsidiary of EPL). EPL Pipeline L.L.C. was formed on February 3, 2000 to own and operate pipeline assets acquired from Unocal Corporation (Unocal) on March 31, 2000.

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form S-1 as amended (Registration No. 333-42876), filed with the Securities and Exchange Commission on November 1, 2000.

The financial information as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) INITIAL PUBLIC OFFERING

On November 1, 2000, the Company priced its initial public offering of 5.75 million shares of common stock and commenced trading the following day. After payment of underwriting discounts and commissions, the Company received net proceeds of $80.2 million on November 7, 2000. With the proceeds, the Company retired outstanding debt of $73.9 million and paid approximately $5.1 million to redeem outstanding Series C Preferred Stock. In connection with the initial public offering, the Company converted all outstanding preferred shares into shares of common stock.

Following these transactions, the Company had approximately 26.3 million common shares outstanding. In addition, a stockholder holds a warrant to purchase 928,050 shares of common stock. The warrant became exercisable upon completion of the initial public offering and is exercisable at approximately $6.50 per share or through a cashless exercise, in whole or in part for a period of 60 days after the initial public offering.

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

(3) PRO FORMA FINANCIAL INFORMATION

The initial public offering closed on November 7, 2000 and is not reflected in the accompanying consolidated financial statements at and for the three and nine months ended September 30, 2000. The following pro forma net income (loss) and pro forma basic and diluted income (loss) per share for the year ended December 31, 1999 and for the nine months ended September 30, 2000 assumes the completion of the initial public offering, the conversion of the preferred stock into 9,368,921 shares of common stock, redemption of approximately $4.5 million of Class C preferred stock, the retirement of all outstanding debt on January 1, 1999, and the release to management shareholders of 2,545,500 of escrow shares with an expense of approximately $38.0 million on January 1, 1999:


                                                  For the Year Ended          For the Nine
                                                      December 31,            Months Ended
                                                         1999              September 30, 2000
                                                  ------------------       ------------------
                                                     (in thousands, except per share data)
Pro forma net income (loss)                             $(38,348)              $ 17,184
Pro forma basic income (loss) per common share          $  (1.36)              $   0.68
Pro forma diluted income (loss) per common share        $  (1.36)              $   0.67
Pro forma weighted average number of common
     Shares outstanding:
         Basic                                            28,197                 25,367
         Diluted                                          28,197                 25,526

The pro forma net income (loss) for the year ended December 31, 1999 and nine months ended September 30, 2000 reflects adjustments of approximately $3.0 million and $5.8 million, respectively, to eliminate interest expense as a result of the retirement of all outstanding debt.

The pro forma weighted average number of common shares outstanding includes adjustments for the issuance of common shares in connection with the initial public offering, the conversion of each share of preferred stock into shares of common stock, and the release of 2,545,000 shares from escrow.

The pro forma condensed consolidated balance sheet at September 30, 2000 assumes the completion of the initial public offering on that date, the conversion of each share of preferred stock into 9,368,921 shares of common stock, the redemption of approximately $4.5 million of Series C preferred stock and the retirement of all outstanding debt and is as follows (in thousands, except share data):

                                                              September 30, 2000
                                                              ------------------
                                                                  (Pro Forma)
                                  ASSETS
Current assets:
     Cash and cash equivalents                                     $  12,662
     Accounts receivable and other                                    20,695
                                                                   ---------
     Total current assets                                             33,357

PROPERTY AND EQUIPMENT                                               166,476
Less - Accumulated depreciation, depletion and amortization          (17,367)
                                                                   ---------
     Total property and equipment                                    149,109

Other assets                                                           3,926
                                                                   ---------
     Total assets                                                  $ 186,392
                                                                   =========

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


                                                                    September 30, 2000
                                                                    ------------------
                                                                        (Pro Forma)
                  LIABILITIES AND EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                $ 33,907
                                                                         --------
     Total current liabilities                                             33,907

Other liabilities                                                           9,917
                                                                         --------
     Total liabilities                                                     43,824

STOCKHOLDERS' EQUITY:
   Common stock, par value; per share authorized 50,000,000
       Shares; issued and outstanding:  2000 - 26,251,854 shares,
            1999 - 11,768,280 shares                                          271
 Additional paid-in capital                                               138,792
 Retained earnings                                                          3,505
                                                                         --------
     Total stockholders' equity                                           142,568
                                                                         --------
     Total liabilities and equity                                        $186,392
                                                                         ========

(4) ACQUISITIONS AND DISPOSITION

On March 31, 2000, the Company purchased an 80% working interest in South Timbalier 26 from Unocal for approximately $44.9 million, which included $1.25 million for pipeline assets. Additionally, on March 31, 2000, the Company purchased an average 96.1% working interest in East Bay Field (East Bay) from Ocean Energy, Inc. for approximately $72.3 million. The entire purchase price for both acquisitions was allocated to property and equipment. The terms of the acquisitions did not contain any contingent consideration, options or future commitments.

On April 20, 2000, the Company sold a 50% working interest in South Timbalier 26 for approximately $36.6 million, resulting in a gain of approximately $7.8 million. The proceeds from this sale were used to reduce the borrowings under the reducing revolving line of credit.

The unaudited pro forma results of operations, assuming that such acquisitions and disposition occurred on January 1 of the respective periods, are as follows (in thousands, except per share amounts):


                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                              ----------------------        ----------------------
                                                2000           1999           2000           1999
                                              -------        -------        -------        -------
                                                                 (Unaudited)
Proforma:
     Revenue...............................   $30,734        $22,847        $87,135        $54,543
     Income from operations................    11,017         12,058         32,250         13,265
     Net income............................     5,190          6,027         21,012          3,784
     Basic earnings per common share.......     $0.40        $  0.40        $  1.77        $  0.25
     Diluted earnings per common share.....     $0.29        $  0.40        $  1.16        $  0.25


The proforma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions and disposition taken place at the beginning of the periods presented or future results of operations.

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

(5) LONG-TERM DEBT

In order to finance the acquisitions discussed above, the Company amended its reducing revolving line of credit with Bank One. The agreement, as amended, provides for a $90.0 million reducing revolving line of credit with interest at LIBOR plus 3.0% and a $25.0 million reducing bridge financing with interest at LIBOR plus 5.5%. As a result of the payment discussed above, beginning June 1, 2000 through October 1, 2000, the borrowing base reductions were $1.4 million monthly on the $90.0 million portion and $0.4 million monthly on the $25.0 million portion. The agreement provides for monthly principal payments to the extent that the loan balance exceeds the borrowing base. In conjunction with the public offering described in note 2, outstanding borrowings of $63.9 have been repaid and the borrowing base on the $90.0 million reducing revolving line of credit has been set at $65.0 million. A new borrowing base reduction schedule has not yet been set.

(6) EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. On November 17, 1999, as required by the Preferred Stock transaction discussed in note 9, management and director stockholders placed in escrow 3,304,830 shares of common stock. These shares could not be voted by the management and director stockholders and all or a portion would only be released from escrow upon the attainment of specified reserve replacement targets or upon the completion of an initial public offering. Also, as a requirement of this transaction, a stockholder returned 3,291,720 shares of common stock which were cancelled. All of these shares have been excluded from the calculation of weighted average common shares from November 17, 2000. The effect of the preferred stock dividends and accretion of issuance costs on arriving at income available to common stockholders was none in 1999 and $5,974,906 in 2000.

Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and convertible preferred stock shares and the potential shares that would have a dilutive effect on earnings per share. The number of dilutive convertible preferred stock shares and stock awards used in computing diluted earnings per share were none in 1999 as these securities were antidilutive and 9,528,321 in 2000.

On July 12, 2000, the Board of Directors approved a fifteen hundred-for-one stock split on the Company's common stock to be effected by the distribution of fifteen hundred shares for each share outstanding. On September 15, 2000, the Company increased the number of authorized common shares from 20,000 to 50,000,000 and established a par value of $0.01 per share. All shares outstanding, per share amounts and par value, have been restated to reflect the stock split and the establishment of a par value.


(7) STOCK-BASED COMPENSATION

The Company uses the intrinsic value based method of accounting for stock-based compensation as prescribed by Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees".

In April 2000, an employee, pursuant to their employment agreement, was granted 90,000 shares of restricted stock and stock options to purchase 375,000 shares of common stock. One-third of the restricted stock granted vested upon the execution of the employment agreement and one-third will vest on the first and second anniversary of the agreement. The stock options vest and are exercisable at the prices as follows: 150,000 shares at $7.67 per share after one year, 150,000 shares at $8.82 per share after two years and the remaining shares at $10.14 after three years.

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

The grant date fair value of the restricted stock and options was estimated to be $17.00. The Company has recognized non-cash compensation expense in 2000 of $1,985,148 related to the restricted stock and stock option grants. At September 30, 2000, there was $2,685,852 of deferred stock based compensation expense related to these awards which will be recognized over the remaining vesting period.

In November 1999, as a requirement to complete the Preferred Stock transaction discussed in note 9, management and director stockholders placed in escrow 3,304,830 shares of common stock. These common shares were originally issued for cash in early 1998, as part of the initial capitalization of the Company, prior to the commencement of any significant operations by the Company. All or a portion of these shares were to be released from escrow only upon the attainment of specified reserve replacement targets or upon completion of a qualifying public offering. On November 7, 2000, 2,545,500 shares were released as a result of the public offering and the remaining shares were cancelled. Non-cash compensation expense in the fourth quarter for the shares released to management stockholders will be approximately $38.0 million. In addition, at the time of the initial public offering, the Company awarded 139,500 bonus shares to employees and will recognize non-cash compensation expense of approximately $2.1 million related to these shares. Compensation expense was calculated using $15.00 per share, the offering price for the Company's common stock.

(8) HEDGING ACTIVITIES

The Company has entered into derivative commodity instruments to manage commodity price risks associated with future crude oil and natural gas production but does not use them for speculative purposes. The Company's commodity price hedging program utilizes swap and zero-cost collar contracts. To qualify as a hedge, these contracts must correlate to anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. The gains and losses related to these hedging transactions are recognized as adjustments to the revenue recorded for the related production. The Company uses the accrual method of accounting for derivative commodity instruments. At inception, any contract premiums paid are recorded as prepaid expenses and, upon settlement of the hedged production month, are included with the gains and losses on the contracts in oil and gas revenues. As of September 30, 2000, the Company had contracts maturing monthly through May 2001 related to the net sale of 1,529,000 barrels of crude oil at an average price of $23.42 per barrel. The effect to the Company to terminate these contracts at September 30, 2000 was estimated to be a loss of $10.2 million. The Company had no natural gas hedging positions outstanding.

During October and November 2000, the Company entered into financially-settled natural gas collar positions maturing monthly from January 2001 through December 2001 related to the net sale of 3,650,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu.

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (Statement 133), "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," "cash flow hedge," or a hedge of the foreign currency exposure of a net investment in a foreign operation. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

The Company will adopt Statement 133 effective January 1, 2001. The Company expects its oil and gas swap contracts to qualify for hedge accounting treatment under Statement 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, the Company believes that any ineffectiveness will be immaterial. The effect on earnings and other comprehensive income as the result of the adoption of Statement 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for oil and gas, the volumes of production hedged, and the time periods covered by such hedges. The Company does not expect Statement 133 to have a material impact on the financial statements as a result of other contractual arrangements that the Company is subject to.


(9) REDEEMABLE PREFERRED STOCK

In November 1999, the Company entered into a stock purchase agreement whereby 600,000 shares of Series A and Series B Preferred Stock were sold for $60.0 million. The Preferred Stock earns cumulative dividends of 10% annually on the liquidation value of the Series A and Series B Preferred Stock plus dividends in arrears. At September 30, 2000, there was $5,647,825 of Preferred Stock dividends in arrears, of which $4,489,944 is Series C Preferred Stock which will be paid in cash upon conversion. The remaining dividends are Series B Preferred Stock which will be converted into common stock as a result of the completion of the initial public offering discussed in note 2. The Company declared and paid all dividends in arrears immediately prior to the initial public offering.


(10) CONTINGENCIES

The Company has been named as a defendant in certain lawsuits arising in the ordinary course of business. While the outcome of these lawsuits cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position, cash flows or results of operations of the Company.

Management believes that the Company is in substantial compliance with current federal, state and local environmental laws, regulations and orders applicable to it and that continued compliance with existing requirements will not have a material adverse effect on the Company's financial position, cash flows or results of operations. There can be no assurance, however, that current regulatory requirements will not change, currently unforeseen environmental incidents will not occur or non-compliance with environmental laws or regulations will not be discovered.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are an independent oil and natural gas exploration and production company concentrated in the shallow to moderate depth waters of the central region of the Gulf of Mexico Shelf. We were incorporated in January 1998.

We use the successful efforts method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Seismic, geological and geophysical, and delay rental expenditures are expensed as incurred. We conduct many of our exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities.

In March 2000, we acquired Unocal Corporation's 80% interest in South Timbalier
26. In April 2000, we sold to Vastar Resources, Inc. 50% of our working interest in South Timbalier 26. Additionally, on March 31, 2000, we closed the purchase of an average 96.1% working interest in the East Bay field from Ocean Energy, Inc. for $72.3 million.

We have experienced substantial revenue and production growth as a result of the East Bay and South Timbalier 26 acquisitions. Although the East Bay and South Timbalier 26 acquisitions had an effective date of January 1, 2000, we reduced our purchase price on March 31, 2000, by the net cash flows collected by the sellers (Unocal and Ocean Energy) during the period from January 1, 2000 through March 31, 2000. Accordingly, we did not include the results of operations from these acquisitions in our March 31, 2000 operational or financial results, but only in the pro forma computations.

In September 2000, we closed the acquisition of Texaco Inc.'s 14.6% working interest in South Timbalier 22, 23 and 27. We acquired this interest effective January 1, 2000 for a cash price of approximately $2.2 million, net of closing adjustments.

For the foregoing reasons, the East Bay, South Timbalier 26 and South Timbalier 22, 23 and 27 acquisitions will affect the comparability of our historical results of operations with results of operations in future periods.

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


RESULTS OF OPERATIONS

   The following table presents information about our oil and gas operations.

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                             ------------------------    -----------------------
                                                                2000          1999          2000         1999
                                                             ----------    ----------    ----------   ----------
NET PRODUCTION (per day):
     Oil (Bbls) .....................................             9,777           945         6,806        1,003
     Natural gas (Mcf) ..............................            16,146         2,741        10,819        2,114
         Total (Boe) ................................            12,468         1,402         8,609        1,356
OIL & GAS REVENUES (in thousands):
     Oil ............................................        $   23,545    $    1,893    $   48,349   $    4,505
     Natural Gas ....................................             7,091           714        12,297        1,316
         Total ......................................            30,636         2,607        60,646        5,821
AVERAGE SALES PRICES:
     Oil (per Bbl)(1) ...............................        $    26.16    $    21.75    $    25.92   $    16.44
     Natural gas (per Mcf) ..........................              4.77          2.83          4.15         2.28
         Total (per Boe) ............................             26.71         20.20         25.71        15.73
AVERAGE COSTS (per Boe):
     Lease operating expense ........................        $     5.61    $     3.15    $     5.46   $     2.78
     Production taxes ...............................              1.52            --          1.39           --
     Depreciation, depletion, and amortization ......              6.54          9.17          6.69         8.43
     General and administrative expense
         (exclusive of stock-based compensation) ....              2.65          4.97          3.12         4.70

(1) Net of the effect of hedging transactions which reduced oil price realizations by $4.60 per barrel in the third quarter of 2000 and $3.18 per barrel for the nine months ended September 30, 2000.

PRODUCTION

CRUDE OIL AND CONDENSATE. Our net oil production for the third quarter of 2000 increased to 9,777 Bbls per day from 945 Bbls per day in the third quarter of 1999. Our net oil production for the first nine months of 2000 increased to 6,806 Bbls per day from 1,003 Bbls per day in the first nine months of 1999. Both increases were the result of the acquisitions combined with 74 successful well operations which commenced production after the third quarter of 1999, and were partially offset by natural declines from other producing wells.

NATURAL GAS. Our net natural gas production for the third quarter of 2000 increased to 16,146 Mcf per day from 2,741 Mcf per day in the third quarter of 1999. Our net natural gas production for the first nine months of 2000 increased to 10,819 Mcf per day from 2,114 Mcf per day in the first nine months of 1999. Both increases were the result of the acquisitions combined with 8 successful well operations which commenced production after the third quarter of 1999, and were partially offset by natural declines from other producing wells.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


REALIZED PRICES

CRUDE OIL AND CONDENSATE. Our average realized oil price in the third quarter of 2000 was $26.16 per Bbl, an increase of 20% over an average realized price of $21.75 per Bbl in the third quarter of 1999. Hedging activities in the third quarter of 2000 reduced oil price realizations by $4.60 per barrel or 15% from the $30.76 per Bbl that would have otherwise been received. We did not have any hedging contracts in place in 1999.

Our average realized oil price in the first nine months of 2000 was $25.92 per Bbl, an increase of 58% over an average realized price of $16.44 per Bbl in the first nine months of 1999. Hedging activities in the first nine months of 2000 reduced oil price realizations by $3.18 per barrel or 11% from the $29.10 per Bbl that would have otherwise been received. We did not have any hedging contracts in place in 1999.

NATURAL GAS. Our average realized natural gas price in the third quarter of 2000 was $4.77 per Mcf, an increase of 69% over an average realized price of $2.83 per Mcf in the third quarter of 1999. Our average realized gas price in the first nine months of 2000 was $4.15 per Mcf, and increase of 82% over an average realized price of $2.28 per Mcf in the third quarter of 1999. We had no hedging positions for natural gas related to 1999 or 2000 production.


NET INCOME AND REVENUES

We recognized net income of $5.2 million in the third quarter of 2000 compared to a net loss of $0.2 million in the third quarter of 1999. Our oil and natural gas revenues increased to $30.6 million during the third quarter of 2000, an increase from $2.6 million in the third quarter of 1999.

We recognized net income of $13.4 million in the first nine months of 2000 compared to a net loss of $0.9 million in the first nine months of 1999. Our oil and natural gas revenues increased to $60.6 million during the first nine months of 2000, an increase from $5.8 million in the first nine months of 1999.

The increases in net income and revenues in the three and nine month periods ended September 30, 2000 were primarily due to sharp increases in commodity prices coupled with higher production volumes from acquisitions and drilling activities. The impact of these increases on net income was partially offset by higher costs associated with increased production volumes.


OPERATING EXPENSES

Operating expenses during the three and nine month periods ended September 30, 2000 were impacted by the following:

o Lease operating expense increased to $6.4 million in the third quarter of 2000 from $0.4 million in the third quarter of 1999. Lease operating expense increased to $12.9 million in the first nine months of 2000 from $1.0 million in the first nine months of 1999. The increases were primarily attributable to the acquisitions and the additional production from 82 successful well operations which commenced production after the third quarter of 1999.

o Production taxes increased to $1.7 million in the third quarter of 2000 from zero in the third quarter of 1999. Production taxes increased to $3.3 million in the first nine months of 2000 from zero in the first nine months of 1999. The increases were primarily attributable to the acquisition of the East Bay field where a portion of the production is subject to Louisiana severance taxes.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

o Depreciation, depletion and amortization increased to $7.5 million in the third quarter of 2000 from $1.2 million in the third quarter of 1999. Depreciation, depletion and amortization increased to $15.8 million in the first nine months of 2000 from $3.1 million in the first nine months of 1999. The increase in both periods was primarily due to increased production volumes.

o General and administrative expenses increased to $3.0 million in the third quarter of 2000 from $0.6 million in the third quarter of 1999. The increase was primarily due to increased consultant fees ($0.7 million), the hiring of additional personnel ($2.2 million), increased insurance costs ($0.5 million) and other costs associated with our acquisition of the East Bay field and the additional interest in the South Timbalier 26 field on March 31, 2000.

     General and administrative expenses increased to $7.4 million in the first nine months of 2000 from $1.7 million in the first nine months of 1999. The increase was primarily due to increased consultant fees ($1.8 million), the hiring of additional personnel ($4.6 million), increased insurance costs ($0.9 million) and partially offset by increased overhead credits received from joint interest partners, as well as other costs associated with our acquisition of the East Bay field and the additional interest in the South Timbalier 26 field on March 31, 2000.

o Non-cash stock-based compensation expense of $0.7 million and $2.0 million was recognized in the third quarter of 2000 and the first nine months of 2000, respectively, related to the restricted stock and stock option grants made in April 2000.


OTHER INCOME AND EXPENSE

INTEREST. Interest expense increased to $2.8 million in the third quarter of 2000 from $1.0 million in the third quarter of 1999. Interest expense increased to $5.8 million in the first nine months of 2000 from $2.3 million in the first nine months of 1999. The increase in interest expense for the three and nine month periods ended September 30, 2000 is a result of an increase in long-term debt outstanding related to our acquisitions.

GAIN ON SALE OF OIL AND GAS ASSETS. On April 20, 2000, we sold a 50% working interest in the South Timbalier 26 field, resulting in a gain of approximately $7.8 million. There were no sales for the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES

We intend to use cash flows from operations and our revolving line of credit to fund our future development, exploration and acquisition activities. Our recent acquisitions of the East Bay field, the South Timbalier 22, 23 and 27 interests and the additional interest in South Timbalier 26 field significantly impacted our cash flows from operations. Our future cash flow from operations will depend on our ability to maintain and increase production through our development and exploration drilling program, as well as the prices of oil and natural gas.

As of September 30, 2000, we had a financing agreement with Energy Income Fund, a stockholder, under which $10 million was outstanding. The terms of the agreement require repayment by July 1, 2001.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


In June 1999, we entered into a reducing revolving line of credit of $50.0 million with Bank One, which had a borrowing base of $20.0 million. In March 2000, we entered into a new revolving line of credit with Bank One. The new agreement provided for a $90.0 million Tranche A reducing revolving line of credit that terminates March 30, 2003 and a $25.0 million Tranche B reducing bridge financing that terminates March 30, 2001. Tranche A bears interest at LIBOR plus 3.0% and Tranche B bears interest at LIBOR plus 5.5%. Beginning June 1, 2000 through October 1, 2000, Tranche A was reduced monthly by $1.4 million and Tranche B was reduced monthly by $0.4 million. We borrowed $108.0 million under the credit facility to finance the East Bay and South Timbalier 26 acquisitions. In April 2000, the proceeds from the sale to Vastar were used to reduce the outstanding balance of the credit facility to $71.8 million. Subsequent to the repayment of the Tranche B loan, Tranche A will bear interest at LIBOR plus 1.25% to 2.25%, based on the level of utilization of the line of credit.

At September 30, 2000, we had $64.0 million of total outstanding debt under our bank facility and $4.4 million of credit capacity available under this facility. The Bank One credit facility is secured by substantially all of our assets.

On November 7, 2000, we repaid all amounts due Energy Income Fund and $63.9 million outstanding under the Bank One credit facility with the net $80.2 million in proceeds received from the public offering of 5.75 million shares of our common stock. As a result of the repayment and a borrowing base redetermination, we now have $65.0 million of credit capacity available under our Bank One credit facility.

Net cash of $135.2 million used in investing activities in the first nine months of 2000 included net oil and gas property capital and exploration expenditures of $15.9 million and the East Bay, South Timbalier 26 and South Timbalier 22, 23 and 27 acquisitions (prior to the sale to Vastar) of $119.3 million. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During the first nine months of 2000, we completed 20 drilling projects and 69 recompletion/workover projects, 80 of which were successful. During the first nine months of 1999, we completed six drilling projects and 14 recompletion/workover projects, 14 of which were successful. Cash and cash equivalents at September 30, 2000 were $12.1 million.

Our 2000 capital expenditure budget is focused on exploitation activities on prospects with multiple reservoirs, which we expect to increase our probability of success and to lead to accelerated payback of our investment. These exploitation activities also provide exploratory potential in deeper geologic formations. We have capital expenditure plans for the last three months of 2000 totaling approximately $23.9 million. Additionally, capital expenditures for 2001 and 2002 are currently estimated to be approximately $134.0 million. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, participation by other working interest owners and the prices of drilling rigs and other oilfield goods and services.

In November 1999, as a requirement to complete the Preferred Stock transaction, management and director stockholders placed in escrow 3,304,830 shares of common stock. These common shares were originally issued for cash in early 1998, as part of the initial capitalization of the Company, prior to the commencement of any significant operations by the Company. All or a portion of these shares were to be released from escrow only upon the attainment of specified reserve replacement targets or upon completion of a qualifying public offering. On November 7, 2000, 2,545,500 shares were released as a result of the public offering and the remaining shares were cancelled. Non-cash compensation expense in the fourth quarter for the shares released to management stockholders will be approximately $38.0 million. In addition, at the time of the initial public offering, the Company awarded 139,500 bonus shares to employees and will recognize non-cash compensation expense of approximately $2.1 million related to these shares. Compensation expense was calculated using $15.00 per share, the offering price for the Company's common stock.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that the proceeds from the initial public offering, working capital, cash flows from operations and borrowings under our credit facility will be sufficient to meet our capital requirements through the end of 2001. However, additional financing may be required in the future to fund our growth and capital expenditures.


HEDGING ACTIVITIES

We have entered into hedging transactions for our oil and natural gas production to reduce our exposure to fluctuations in the price of oil and natural gas. As of September 30, 2000, our hedging transactions have to date consisted of financially-settled crude oil forward sales contracts with major financial institutions as required by our bank facility entered into in connection with the acquisitions of the East Bay field and additional interests in the South Timbalier 26 field. To qualify as a hedge, these contracts must correlate to anticipated future production such that our exposure to the effects of commodity price changes is reduced. As of September 30, 2000, we had no natural gas hedge positions in place.

We financially settle our crude oil forward sales contracts based on the average of the reported settlement prices for West Texas Intermediate crude on the NYMEX for each month. With our hedges, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction.

The gains and losses related to these hedging transactions are recognized as adjustments to the revenue recorded for the related production. We use the accrual method of accounting for derivative commodity instruments. At inception, any contract premiums paid are recorded as prepaid expenses and, upon settlement of the hedged production month, are included with the gains and losses on the contracts in the oil and natural gas revenues.

In October and November 2000, we entered into financially settled zero-cost collar contracts with major financial institutions pertaining to a portion of our 2001 projected natural gas production, maturing monthly from January 2001 through December 2001 related to the net sale of 3,650,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu. To qualify as a hedge, these contracts must correlate to anticipated future production such that our exposure to the effects of commodity price changes is reduced. We will financially settle our natural gas collar contracts based on the average of the reported settlement prices for Henry Hub natural gas on the NYMEX for the last three trading days of each month. With our hedges, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar.

We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. Hedging transactions expose us to risk of financial loss in some circumstances, including if production is less than expected, the other party to the contract defaults on its obligations, or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. Hedging transactions may limit the benefit we would have otherwise received from increases in the prices for oil and natural gas. Furthermore, if we do not engage in hedging transactions, we may be more adversely affected by declines in oil and natural gas prices than our competitors who engage in hedging transactions.

Additionally, hedging transactions may expose us to cash margin requirements. We use primarily over-the-counter hedge instruments with major financial institutions where margin requirements have been negotiated. Typically, we have negotiated volumetrically based credit limits where no cash margin is required.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

As of September 30, 2000, we had contracts maturing monthly through May 2001 related to the sale of 1,529,000 barrels of oil at an average price of $23.42 per barrel. Had these contracts been terminated at September 30, 2000, we estimate the loss would have been $10.2 million. As of September 30, 2000, the hedged volume approximated 54% of our estimated oil production from proved reserves through June 2001, and had no natural gas positions outstanding.


NEW ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (Statement 133), "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," "cash flow hedge," or a hedge of the foreign currency exposure of a net investment in a foreign operation. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

We will adopt Statement 133 effective January 1, 2001. We expect our oil and gas swap contracts to qualify for hedge accounting treatment under Statement 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, we believe that any ineffectiveness will be immaterial. The effect on our earnings and other comprehensive income as the result of the adoption of Statement 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for oil and gas, the volumes of production hedged, and the time periods covered by such hedges. We do not expect Statement 133 to have a material impact on the financial statements as a result of other contractual arrangements that we are subject to.


FORWARD LOOKING INFORMATION

Any statements made in this document, other than those of historical fact, about an action, event or development, which the Company hopes, believes or anticipates may or will occur in the future, are "forward-looking statements" under U. S. securities laws. Such statements are subject to various assumptions, risks and uncertainties, which are specifically described in the Company's prospectus, dated November 1, 2000. Forward-looking statements are not guarantees of future performance or an assurance that the Company's current assumptions and projections are valid. Actual results may differ materially from those projected.

                              ENERGY PARTNERS, LTD.
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the credit agreements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2000, $64.0 million of our long-term debt had variable interest rates. This debt has been repaid in November 2000.

COMMODITY PRICE RISK

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under the new credit agreement with Bank One is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell all of our oil and natural gas production under price sensitive or market price contracts.

We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. Our crude oil commodity price hedging program uses financially settled crude oil forward sales contracts and we do not use them for speculative purposes. As of September 30, 2000, we had contracts maturing monthly through May 2001 related to the sale of 1,529,000 barrels of oil at an average price of $23.42 per barrel. As of September 30, 2000, the hedged volume approximated 54% of our estimated oil production from proved reserves through June 2001. Had these contracts been terminated at September 30, 2000, we estimate the loss would have been $10.2 million.

In October and November 2000, we expanded our commodity price hedging program to include natural gas hedging positions, which utilizes zero-cost collar contracts and we do not use them for speculative purposes. As of November 20, 2000, we had contracts maturing monthly from January 2001 through December 2001 related to the net sale of 3,625,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu. These positions were not outstanding as of September 30, 2000.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil may have on fair value of our derivative instruments. At September 30, 2000, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price is a $4.7 million increase in the deferred cost.

For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibits:

         27 Financial Data Schedule (included only in the electronic filing of this document)

  (b)    Reports on Form 8-K:

         None.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENERGY PARTNERS, LTD.



Date: November 30, 2000           By: /s/ SUZANNE V. BAER
                                      ------------------------------------------
                                      Suzanne V. Baer
                                      Vice President and Chief Financial Officer
                                      (Authorized Officer and Principal
                                      Financial Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
 27         Financial Data Schedule (included only in the electronic filing of this document)