Form 10-K
period 2000-12-31
ENERGY PARTNERS LTD
filed 2001-03-15
CIK 750199

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                       COMMISSION FILE NUMBER: 001-16179

                             ENERGY PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                       72-1409562
       (State or other jurisdiction of              (I.R.S. Employer identification No.)
       incorporation or organization)
     201 ST. CHARLES AVENUE, SUITE 3400
           NEW ORLEANS, LOUISIANA                                   70170
  (Address of principal executive offices)                       (Zip Code)

              Registrant's telephone number, including area code:
                                  504-569-1875

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 per Share                      New York Stock Exchange

        Securities registered Pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 5, 2001 based on the closing price of such stock as quoted on the New York Stock Exchange on that date was $85,591,528.

     As of March 5, 2001 there were 26,737,542 shares of the registrant's common stock, par value $0.01 per share, outstanding.

     Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I

Items 1 & 2.  Business and Properties.....................................     2
Item 3.       Legal Proceedings...........................................    17
Item 4.       Submission of Matters to a Vote of Security Holders.........    18
Item 4A.      Executive Officers of the Registrant........................    18

PART II

Item 5.       Market for the Registrant's Common Stock and Related
                Stockholder Matters.......................................    19
Item 6.       Selected Financial Data.....................................    20
Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................    20
Item 7A.      Quantitative and Qualitative Disclosures about Market
                Risk......................................................    26
Item 8.       Financial Statements and Supplementary Data.................    28
Item 9.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..................................    48

PART III

Item 10.      Directors and Executive Officers of the Registrant..........    48
Item 11.      Executive Compensation......................................    48
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................    48
Item 13.      Certain Relationships and Related Transactions..............    48

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
                8-K.......................................................    48

                           FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact contained in this Report and other periodic reports filed by us under the Securities Exchange Act of 1934 and other written or oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words "anticipates," "expects," "believes," "goals," "intends," "plans," or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause our actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. We refer you specifically to the section "Risk Factors" in Item 1 of this Report. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

     We are an independent oil and natural gas exploration and production company concentrated in the shallow to moderate depth waters of the central region of the Gulf of Mexico Shelf. We have focused on the Central Gulf of Mexico Shelf area because it provides us with favorable economic and geologic conditions, including multiple reservoir formations, regional economies of scale, extensive infrastructure and comprehensive geologic databases. We believe that the large, established fields in this region offer a balanced and ample inventory of existing and prospective exploitation and development opportunities, as well as the long-term potential for reserve additions and production increases from deeper geologic formations. Most of our properties are located in the Terrebonne Trough area of this region. As of December 31, 2000, we had estimated proved reserves of approximately 49,150 Mmcf of natural gas and 27,521 Mbbls of oil, or an aggregate of approximately 35.7 million Boe, with a present value of estimated pre-tax future net cash flows of $489.9 million (based upon year-end 2000 prices and a discount rate of 10%).

     We were incorporated in January 1998 by Richard A. Bachmann, our founder, chairman, president and chief executive officer. Mr. Bachmann, the former president and chief operating officer of The Louisiana Land and Exploration Company, assembled a team of geoscientists and management professionals with considerable region-specific geological, geophysical, technical and operational experience to form the foundation of our company. The industry relationships of Mr. Bachmann and the rest of our team provide us with access to the operators of the Gulf of Mexico Shelf fields that we target for redevelopment. Our management team has an average of 25 years of energy industry experience, many with large energy companies.

     We have grown our company through a combination of multi-year, multi-well drill-to-earn programs and strategic acquisitions. Under our drill-to-earn programs, we use our personnel and capital to identify and pursue additional drilling opportunities on properties previously developed by our drill-to-earn partners and recover our investment through sharing revenue from the new production we establish. After successful drilling of wells, we earn an interest in the reserves we find and develop. We generally operate the properties during the drilling phase of these programs and seek to reduce costs and improve reservoir recovery efficiencies through our geophysical, technical and operational expertise.

     Our capital expenditures for 2000 totaled $63.1 million for exploration and development activities and $119.9 million in proved property acquisitions. For 2001, we have budgeted exploration and development expenditures of approximately $120 million which includes plans to drill 40 new wells or sidetracks, conduct 69 workovers or recompletions on existing wells and compressor and facility upgrades.

     On November 1, 2000, we priced our initial public offering of 5.75 million shares of common stock, raising $80.2 million after underwriting discounts and commissions. Our common shares are traded on the New York Stock Exchange under the symbol "EPL."

OUR PROPERTIES

     Currently, we have three specific project areas: East Bay Field, Greater Bay Marchand, and Main Pass 122/133. The Greater Bay Marchand area is comprised of three fields, South Timbalier 26, Bay Marchand and South Timbalier 22, 23 and
27. The fields are contiguous and together cover most of the Bay Marchand salt dome located in state and federal waters offshore Louisiana.

  East Bay Field

     In March 2000, we acquired the East Bay Field (East Bay), and related production, compression and storage facilities for $72.3 million, net of purchase price adjustments. East Bay is located 89 miles southeast of New Orleans near the mouth of the Mississippi River and contains producing wells located onshore along the coastline to water depths of approximately 85 feet. The field encompasses nearly 48 square miles and is comprised of three oil and natural gas fields, South Pass 24, 27 and 39. We are the operator of these fields and own an average 96.1% working interest. Our net revenue interest ranges from 82% to 86%. Our lease area covers 33,735 gross acres (32,509 net acres) of which 4,330 gross and net acres are under federal jurisdiction while 29,405 gross acres (28,179 net acres) are under the jurisdiction of the State of Louisiana. The State of Louisiana acreage includes 823 gross and net unproved acres adjacent to East Bay in Louisiana state waters acquired in November 2000 and 1,316 acres acquired in February 2001.

     During 2000, we invested a total of $24 million in the drilling or sidetracking of four wells, three of which were successful, and the workover or recompletion of 60 wells, 57 of which were successful. As a result of these activities, we increased our net average production 37% from 8,555 Boe per day in April 2000 to 11,761 Boe per day in December 2000. East Bay production accounted for approximately 72% of our net daily production during 2000.

     In November 2000, East Bay production was interrupted by an underwater mudslide, which severed an 18-inch high-pressure natural gas transfer line. Extensive effort was required to bypass the severed line and partially restore production until the line could be returned to service. The repairs were completed and the line was returned to service in February 2001.

     In addition, during 2000, we reprocessed the existing 3-D seismic surveys covering East Bay by applying new seismic velocity data and advanced seismic data technology. We will also be increasing our seismic coverage in the area in 2001 and merging the various surveys covering East Bay. We believe that the new 3-D data set will allow improved structural and stratigraphic interpretation for upcoming drilling activity. Total expenditures for facility improvements, compressor upgrades and seismic and lease acquisitions at East Bay totaled $1.1 million in 2000.

     Under our 2001 exploration and development program, 51% of planned expenditures, or $61 million, has been earmarked for East Bay projects. The budget includes 64 workovers or recompletions and 10 new wells or sidetracks of existing wells totaling $47 million; compressor and facilities upgrades totaling $11 million; and seismic and lease acquisition expenditures totaling $3 million.

  The Greater Bay Marchand Area

     The Greater Bay Marchand area is located in state and federal waters off the coast of Louisiana approximately 60 miles south of New Orleans in water depths of 60 feet or less and encompasses nearly 100 square miles. We acquired our interests in the area in six separate transactions.

  SOUTH TIMBALIER 26

     In June 1998, we purchased our initial 20% working interest in the South Timbalier 26 field for approximately $9 million and assumed operatorship of the field. In March 2000, we acquired our partner's 80% interest in the field, and in April 2000, we sold 50% of our interest in the field to Vastar Resources, Inc. Our net cash outflow related to these two transactions was $8.3 million. We continue to serve as operator of the field with a 50% working interest.

  BAY MARCHAND DRILL-TO-EARN AGREEMENTS WITH CHEVRON

     In August 1998, we entered into a drill-to-earn agreement with Chevron U.S.A. covering the federal outer continental shelf acreage in the Bay Marchand field. As of December 31, 2000, we owned an 80% gross working interest in the drill-to-earn agreement, with the working interest in a particular operation contingent upon the nature of the operation, its success and the price of oil at the time the operation is commenced. To date, our well cost participation has ranged from 22.5% to 80%; our working interest from 19.1% to 68%; and our net revenue interest from 15.6% to 55.4% (before payout). We are the operator of the drilling and completion of wells under our program and Chevron serves as operator of production operations.

     In May 2000, we expanded our presence in Bay Marchand by executing a separate drill-to-earn agreement with Chevron covering their Louisiana state water bottom acreage. We are the operator of the drilling and completion of wells covered under this program and own an 80% gross working interest in the drill-to-earn agreement. To date, our well cost participation has ranged from 16.7% to 40%; our working interest from 12.5% to 34%; and our net revenue interest from 10.3% to 28.1% (before payout). Chevron serves as operator of production operations.

     In February 2001 we negotiated an extension of these drill-to-earn agreements through the end of 2002, which will also require our participation in a minimum of 16 major operations per calendar year. This agreement consolidated the drilling obligations under the outer continental shelf and state water bottom agreements described above. As of the end of February 2001 we were completing our fifth well under this program.

  SOUTH TIMBALIER 22, 23 AND 27

     In October 1999, we acquired a 12.5% working interest in South Timbalier 22, the south half of South Timbalier 23 and the northeast quarter of South Timbalier 27 for $1.4 million. In September 2000, we exercised a preferential right to purchase an additional 14.5% working interest from Texaco for $2.2 million increasing our interest in the field to approximately 27.1%.

     During 2000, we invested a total of $39 million in the Greater Bay Marchand area. Our investments included the drilling or sidetracking of 26 wells, 24 of which were successful, and the workover or recompletion of 18 wells, 14 of which were successful. As a result of these activities and our larger interest in the field, we increased our net average production 336% to 4,274 Boe per day in December 2000 compared to 980 Boe per day for 1999. Production from this area accounted for approximately 24% of our net daily production in 2000.

     Under our 2001 exploration and development program, 41% of planned expenditures, or $49 million, has been earmarked for Greater Bay Marchand projects. The budget includes 5 workovers or recompletions and 30 new wells or sidetracks of existing wells totaling $48 million and facilities upgrades totaling $1 million.

  Main Pass 122/133

     In June 1998, we commenced our first drill-to-earn program with Chevron covering Main Pass 122/133. All four wells drilled under this agreement were successful and encountered multiple reservoirs. We have completed this drill-to-earn program and do not expect any further drilling activity in this field. Chevron currently operates all of the wells. Our net production averaged 281 Boe per day in December 2000 and accounted for approximately 4% of our net daily production in 2000.

OIL AND NATURAL GAS RESERVES

     The following table presents our estimated net proved oil and natural gas reserves and the present value of our reserves at December 31, 2000, 1999 and 1998. The December 31, 2000 estimates of proved reserves are based on a reserve report prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. The present values, discounted at 10% per annum, of estimated future net cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves we own.

                                                              AS OF DECEMBER 31,
                                                         ----------------------------
                                                           2000      1999      1998
                                                         --------   -------   -------
Total estimated net proved reserves:
  Oil (Mbbls)..........................................    27,521     3,824     2,861
  Natural gas (Mmcf)...................................    49,150    12,752    12,534
          Total (Mboe).................................    35,712     5,949     4,950
Net proved developed reserves(4):
  Oil (Mbbls)..........................................    25,024     2,715     2,467
  Natural gas (Mmcf)...................................    39,522     7,631    10,859
          Total (Mboe).................................    31,611     3,987     4,277
Estimated future net revenues before income taxes (in
  thousands)...........................................  $641,241   $76,999   $41,051
Present value of estimated future net revenues before
  income taxes (in thousands)(1)(2)....................  $489,945   $54,819   $27,533
Standardized measure of discounted future net cash
  flows (in thousands)(3)..............................  $348,102   $47,177   $24,889

---------------

(1) The present value of estimated future net revenues attributable to our reserves was prepared using constant prices, as of the calculation date, discounted at 10% per year on a pre-tax basis.

(2) The December 31, 2000 amount was calculated using a period end oil price of $25.84 per barrel and a period end natural gas price of $9.97 per Mcf.

(3) The standardized measure of discounted future net cash flows represents the present value of future cash flows after income tax discounted at 10%.

(4) Net proved developed non-producing reserves as of December 31, 2000 were 8,929 Mbbls and 23,076 Mmcf.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. For a discussion of these uncertainties, see "Risk Factors."

COSTS INCURRED IN OIL AND GAS ACTIVITIES

     The following table sets forth certain information regarding the costs incurred associated with finding, acquiring, and developing our proved oil and gas reserves:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2000      1999      1998
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Oil and gas property acquisition.......................  $119,872   $ 1,410   $ 9,045
Exploration............................................    18,053     1,508       249
Development............................................    45,063    15,604    17,282
                                                         --------   -------   -------
          Total costs incurred.........................  $182,988   $18,522   $26,576
                                                         ========   =======   =======

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2000:

                                                                 TOTAL
                                                              PRODUCTIVE
                                                                 WELLS
                                                              -----------
                                                              GROSS   NET
                                                              -----   ---
Oil.........................................................   409    375
Natural gas.................................................    43     39
                                                               ---    ---
          Total.............................................   452    414
                                                               ===    ===

     Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries.

ACREAGE

     The following table sets forth information as of December 31, 2000 relating to acreage held by us. Developed acreage is assigned to producing wells.

                                                               GROSS      NET
                                                              ACREAGE   ACREAGE
                                                              -------   -------
Developed:
  East Bay..................................................  31,596    30,370
  Greater Bay Marchand Area:
     Bay Marchand...........................................     880       310
     South Timbalier 26.....................................   5,000     2,500
     South Timbalier 22, 23 and 27..........................   8,750     1,094
  Main Pass 122/133.........................................     312       163
                                                              ------    ------
          Total.............................................  46,538    34,437
                                                              ======    ======
Undeveloped:
  East Bay..................................................     823       823
                                                              ======    ======

WELL ACTIVITY

     The following table shows our well activity for the years ended December 31, 2000 and 1999 and the period ended December 31, 1998. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in these wells.

                                                                             JANUARY 29, 1998
                                        YEAR ENDED          YEAR ENDED        (INCEPTION) TO
                                     DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998
                                     -----------------   -----------------   -----------------
                                     GROSS        NET    GROSS        NET    GROSS        NET
                                     ------       ----   ------       ----   ------       ----
Development Wells:
  Productive.......................    9.0        5.7     3.0         0.6      --          --
  Non-Productive...................    2.0        1.5      --          --      --          --
                                      ----        ---     ---         ---     ---         ---
          Total....................   11.0        7.2     3.0         0.6      --          --
                                      ====        ===     ===         ===     ===         ===
Exploration Wells:
  Productive.......................   18.0        6.5     2.0         0.6     6.0         4.0
  Non-Productive...................    1.0        0.3     1.0         0.3      --          --
                                      ----        ---     ---         ---     ---         ---
          Total....................   19.0        6.8     3.0         0.9     6.0         4.0
                                      ====        ===     ===         ===     ===         ===

TITLE TO PROPERTIES

     Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. We do not believe that any of these burdens materially interferes with the use of our properties in the operation of our business.

     We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. We investigate title and obtain title opinions from counsel only before commencement of drilling operations. We believe that title issues generally are not as likely to arise on offshore oil and natural gas properties as on onshore properties.

RISK FACTORS

  Exploration and Drilling Risks

     Our future success will depend on the success of our exploration and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

     - pressure or irregularities in geological formations;

     - shortages of or delays in obtaining equipment and qualified personnel;

     - equipment failures or accidents;

     - adverse weather conditions, such as hurricanes and tropical storms;

     - reductions in oil and natural gas prices;

     - title problems; and

     - limitations in the market for oil and natural gas.

  Liability Risks

     Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

     - environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

     - abnormally pressured formations;

     - mechanical difficulties, stuck oil field drilling and service tools and casing collapse;

     - fires and explosions;

     - personal injuries and death; and

     - natural disasters.

     Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We maintain insurance at levels that we believe are consistent with industry practices, but we are not fully insured against all risks. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect us.

  Volatility of Oil and Natural Gas Prices

     The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include:

     - changes in global supply of and demand for oil and natural gas;

     - the actions of the Organization of Petroleum Exporting Countries, or OPEC;

     - the price and quantity of foreign imports of oil;

     - political conditions, including embargoes, in or affecting other oil-producing countries;

     - the level of worldwide oil and natural gas exploration and production activity;

     - the level of global oil and natural gas inventories;

     - weather conditions;

     - technological advances affecting energy consumption; and

     - the price and availability of alternative fuels.

     Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

  Oil and Natural Gas Property Impairments

     Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties. A write-down constitutes a non-cash charge to earnings, which reduces our equity. We may incur impairment charges in the future, which could have a material adverse effect on our results of operations in the period taken.

  Uncertainty of Estimates of Oil and Natural Gas Reserves

     The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Report.

     In order to prepare our estimates we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

     Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates.

     It cannot be assumed that the present value of future net revenues from our proved reserves referred to in this Report is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we generally base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present value estimate.

  Marketability of Production

     Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver to market.

  Our Limited Operating History

     We have only a limited operating history upon which you can evaluate our business and prospects. Because of our limited operating history, our future results of operations are difficult to estimate accurately. We also completed two acquisitions in 2000, which have significantly changed our company.

  A Significant Part of the Value of Our Production and Reserves is Concentrated in One Property

     During the month of December 2000, 72% of our net daily production came from our East Bay field. If mechanical problems, storms or other events curtail a substantial portion of this production, our cash flow would be affected adversely. Also, at December 31, 2000, approximately 75% of our proved reserves were located on this property. If the actual reserves associated with this property are less than our estimated reserves, our business, financial condition or results of operations could be adversely affected.

  Relatively Short Production Periods for Gulf of Mexico Properties Subject Us to Higher Reserve Replacement Needs

     Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. High production rates generally result in recovery of a relatively higher percentage of reserves from properties during the initial few years of production, and, as a result, our reserve replacement needs from new investments are relatively greater. All of our operations are in the Gulf of Mexico Shelf. Production from reserves in reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. Our future oil and natural gas reserves and production, and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.

  Rapid Growth May Place Significant Demands on Our Resources

     We have experienced rapid growth in our operations and expect that significant expansion of our operations will continue. Our rapid growth has placed, and our anticipated future growth will continue to place, a significant demand on our managerial, operational and financial resources due to:

     - the need to manage relationships with various strategic partners and other third parties;

     - difficulties in hiring and retaining skilled personnel necessary to support our business;

     - the need to train and manage a growing employee base; and

     - pressures for the continued development of our financial and information management systems.

     If we have not made adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed.

  Acquisition of Additional Reserves

     Our strategy includes acquisitions. The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including:

     - the amount of recoverable reserves;

     - future oil and natural gas prices;

     - estimates of operating costs;

     - estimates of future development costs;

     - estimates of the costs and timing of plugging and abandonment; and

     - potential environmental and other liabilities.

     Our assessment will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities. In the course of our due diligence, we may not inspect every well, platform or pipeline. We cannot necessarily observe structural and environmental problems, such as pipeline corrosion or groundwater contamination, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

  Capital Requirements

     In order to finance acquisitions of additional producing properties or enter into significant drill-to-earn programs, we may need to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of production payments or other means. These changes in capitalization may significantly affect our risk profile. Additionally, significant acquisitions, drill-to-earn programs or other transactions can change the character of our operations and business. The character of the new properties may be substantially different in operating or geological characteristics or geographic location than our existing properties. Furthermore, we may not be able to obtain external funding for any such acquisitions, drill-to-earn programs or other transactions or to obtain external funding on terms acceptable to us.

  Control by Principal Stockholder

     Our principal stockholder, Evercore, together with its affiliates, beneficially owns approximately 35% of our outstanding shares of common stock and Evercore is entitled to nominate four of our eight directors. Evercore's consent is required to take a number of corporate actions, including making acquisitions, selling assets, adopting or amending capital and operating budgets, incurring indebtedness, increasing compensation, issuing our stock, declaring dividends, engaging in hedging transactions and entering joint ventures, and

Evercore may terminate the employment of Mr. Bachmann, our chairman, president and chief executive officer. As a result, Evercore is in a position to control or influence substantially the manner in which our business is operated and the outcome of stockholder votes on the election of directors and other matters.

  Availability and Costs of Resources

     All of our operations are in the Gulf of Mexico Shelf. Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations, which could have a material adverse effect on our business, financial condition or results of operations. Recently, drilling activity in the Gulf of Mexico has increased, and we have experienced increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in the Gulf of Mexico also decreases the availability of offshore rigs. We cannot assure you that costs will not increase further or that necessary equipment and services will be available to us at economical prices.

  Risks of Hedging Transactions

     We entered into hedging transactions for our oil and natural gas production to reduce our exposure to fluctuations in the price of oil and natural gas. Our hedging transactions have to date consisted of financially settled forward sales contracts and zero-cost collars with major financial institutions as required by our bank facility entered into in connection with the acquisitions of the East Bay field and additional interests in the South Timbalier 26 field.

     We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. Hedging transactions expose us to risk of financial loss in some circumstances, including if production is less than expected, the other party to the contract defaults on its obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received. Hedging transactions may limit the benefit we would have otherwise received from increases in the prices for oil and natural gas. Furthermore, if we do not engage in hedging transactions, we may be more adversely affected by declines in oil and natural gas prices than our competitors who engage in hedging transactions. Additionally, hedging transactions may expose us to cash margin requirements.

  Provisions in Our Organizational Documents and Under Delaware Law Could Delay or Prevent a Change in Control of Our Company, Which Could Adversely Affect the Price of Our Common Stock.

     The existence of some provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. The provisions in our certificate of incorporation and bylaws that could delay or prevent an unsolicited change in control of our company include:

     - the board of directors' ability to issue shares of preferred stock and determine the terms of the preferred stock without stockholder approval; and

     - a prohibition on the right of stockholders to call meetings and a limitation on the right of stockholders to act by written consent and to present proposals or make nominations at stockholder meetings.

     In addition, Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Evercore is generally exempted from these provisions and will have special rights so long as it owns at least a majority of our outstanding common stock.

  Reliance on Key Personnel

     To a large extent, we depend on the services of our founder and chairman, president and chief executive officer, Richard A. Bachmann, and other senior management personnel. The loss of the services of

Mr. Bachmann or other senior management personnel could have a material adverse effect on our operations. We do not maintain any insurance against the loss of any of these individuals.

     The Gulf of Mexico area is highly competitive, and our success there will depend on our ability to attract and retain experienced geoscientists and other professional staff.

  Marketing

     We market substantially all of the oil and natural gas from properties we operate and from properties others operate where our interest is significant. A majority of oil production from the East Bay field is sold under a contract with Equiva Trading Company expiring June 2003 and assumed under the East Bay field purchase agreement with Ocean Energy. Our oil, condensate and natural gas production is sold to a variety of purchasers, typically at market-sensitive prices. Our purchasers of oil and condensate include Chevron, Shell, Williams Energy Marketing & Trading Company and Williams-Gulfmark Energy Company. Currently, most of our natural gas production is sold to Duke Energy Trading and Marketing, L.L.C. We believe that the prices for liquids and natural gas are comparable to market prices in the areas where we have production. We also have natural gas processing agreements for our production at our Bay Marchand and East Bay fields with Dynegy Midstream Services, L.P. and Enterprise Gas Processing, L.L.C.

     Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operation.

  Competition

     We operate in a highly competitive environment for acquiring oil and natural gas properties, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in Gulf of Mexico activities. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We cannot assure you that we will be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

REGULATION

  Regulation of Transportation and Sale of Natural Gas

     The Federal Energy Regulatory Commission ("FERC"), pursuant to the Natural Gas Act and the Natural Gas Policy Act, regulates interstate natural gas pipeline transportation rates and service conditions, both of which affect the marketing of natural gas we produce, as well as the revenues received for sales of such natural gas. Since the latter part of 1985, the FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. The FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, FERC issued Order No. 636 and a series of related orders to implement its open access policies. As a result of the Order No. 636 program, the marketing and pricing of natural gas has been significantly altered. The interstate pipelines' traditional role as wholesalers of natural gas has been terminated and replaced by a structure under which pipelines provide transportation and storage service on an open basis to others who buy and sell natural gas. Although the FERC's orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

     The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. However, FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, FERC recently issued Order Nos. 637 and 637-A which, among other things, (i) lift the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for releases of pipeline capacity of less than one year, (ii) require pipelines to provide shippers with more opportunities to use capacity for which they pay by increasing rights to capacity segmentation and equalizing nomination procedures, (iii) permit pipelines to charge different maximum, cost-based rates for peak and off-peak periods and for different contract terms, (iv) permit, but do not mandate, auctions for pipeline capacity, (v) require pipelines to implement imbalance management services and to permit third-parties to provide such services in competition with the pipeline's own service, (vi) restrict the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and (vii) implement a number of new pipeline reporting requirements intended to increase transparency in the market. In addition, FERC recently implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities.

     The Outer Continental Shelf Lands Act ("OCSLA"), which FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the outer continental shelf provide open-access, non-discriminatory service. FERC recently issued Order No. 639, requiring that virtually all non-proprietary pipeline transporters of natural gas on the outer continental shelf report information on their affiliations, rates and conditions of service. Among FERC's purposes in issuing such rules was the desire to increase transparency in the market to provide producers and shippers on the outer continental shelf with greater assurance of open-access services on pipelines located on the outer continental shelf and non-discriminatory rates and conditions of service on such pipelines.

     We cannot accurately predict whether the FERC's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Additional proposals and proceedings that might affect the natural gas industry are pending before FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

     Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will affect equally all intrastate natural gas shippers within the state, we believe that the regulation of intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations any differently than those of our competitors.

  Regulation of Transportation of Oil

     The transportation of oil in common carrier pipelines is also subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all shippers, we believe that the regulation of oil transportation rates will not affect our operations any differently than those of our competitors.

     Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by prorationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

     Our subsidiary, EPL Pipeline, L.L.C., owns an interest in an approximately 12-mile oil pipeline, which transports oil produced from South Timbalier 26 on the Gulf of Mexico Shelf to Bayou Forchon, Louisiana. Production transported on this pipeline includes oil produced by us and the pipeline's co-owner, Vastar. EPL Pipeline, L.L.C. has on file with the Louisiana Public Service Commission and the Federal Energy Regulatory Commission a tariff for this transportation services and offers non-discriminatory transportation for any willing shipper.

  Regulation of Production

     The production of oil and natural gas is subject to regulation under a wide range of state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

     Some of our offshore operations are conducted on federal leases that are administered by the MMS and are required to comply with the regulations and orders promulgated by MMS. Among other things, we would be required to obtain prior MMS approval for any exploration plans we pursued and our development and production plans for these leases. The MMS regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Under limited circumstances, the MMS could require us to suspend or terminate our operations on a federal lease.

     MMS also establishes the basis for royalty payments due under federal oil and natural gas leases through regulations issued under applicable statutory authority. State regulatory authorities establish similar standards for royalty due under state oil and natural gas leases. The basis for royalty established by MMS and the state regulatory authorities is generally applicable to all oil and natural gas lessees. Accordingly, we believe that the impact of royalty regulation on our operations should generally be the same as the impact on our competitors.

     The failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability. However, our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

  Environmental Regulations

     General. Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes are subject to stringent environment regulation. As with the industry generally, compliance with existing regulations increases our overall cost of business. The areas affected include:

     - unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

     - capital costs to drill exploration and development wells resulting from expenses primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

     - capital costs to construct, maintain and upgrade equipment and facilities.

     Superfund. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), also known as "Superfund," imposes liability for response costs and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of the site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency ("EPA") and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed.

     We currently own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

     - to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;

     - to clean up contaminated property, including contaminated groundwater; or

     - to perform remedial operations to prevent future contamination.

     At this time, we do not believe that we are associated with any Superfund site and we are unaware of any liability under CERCLA for any costs and damages resulting from hazardous substances released into the environment.

     Oil Pollution Act of 1990. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose liability on "responsible parties" for damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. Liability under the OPA is strict, and under certain circumstances joint and several, and potentially unlimited. A "responsible party" includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35.0 million ($10.0 million if the offshore facility is located landward of the seaward boundary of a state) to cover liabilities related to an oil spill for which such person is statutorily responsible. The amount of required financial responsibility may be increased above the minimum amounts to an amount not exceeding $150.0 million depending on the risk represented by the quantity or quality of oil that is handled by the facility. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in our industry. A failure to comply with the OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under the OPA, and we believe that compliance with the OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.

     Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore water. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

     Resources Conservation Recovery Act. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), is the principle federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

     Marine Protected Areas. Executive Order 13158, issued on May 26, 2000, directs federal agencies to safeguard existing Marine Protected Areas ("MPAs") in the United States and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the EPA to propose new regulations under the Clean Water Act to ensure appropriate levels of protection for the marine environment. Although at this time we cannot accurately assess the order's impact, it has the potential to adversely affect our operations by restricting areas in which we may carry out future development and exploration projects and/or causing us to incur increased operating expenses.

     Consideration of Environmental Issues in Connection with Governmental Approvals. Our operations frequently require licenses, permits and/or other governmental approvals. Several federal statutes, including the OCSLA, the National Environmental Policy Act ("NEPA"), and the Coastal Zone Management Act ("CZMA") require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. OCSLA, for instance, requires the U.S. Department of Interior ("DOI") to evaluate whether certain proposed activities would cause serious harm or damage to the marine, coastal or human environment. Similarly, NEPA requires DOI and other federal agencies to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency would have to prepare an environmental assessment and, potentially, an environmental impact statement. CZMA, on the other hand, aids states in developing a coastal management program to protect the coastal environment from growing demands associated with various uses, including offshore oil and natural gas development. In obtaining various approvals from the DOI, we must certify that we will conduct our activities in a manner consistent with an applicable program.

     Lead-Based Paints. Various pieces of equipment and structures owned by us have been coated with lead-based paints as was customary in the industry at the time these pieces of equipment were fabricated and constructed. These paints may contain lead at a concentration high enough to be considered a regulated hazardous waste when removed. If we need to remove such paints in connection with maintenance or other activities and they qualify as a regulated hazardous waste, this would increase the cost of disposal. High lead levels in the paint might also require us to institute certain administrative and/or engineering controls required by the Occupational Safety and Health Act and the MMS to ensure worker safety during paint removal.

     Air Pollution Control. The Clean Air Act and state air pollution laws adopted to fulfill its mandates provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment.

     Air Permit at East Bay. In July 2000, we notified the Louisiana Department of Environmental Quality ("DEQ") of our discovery of a potential non-compliance with certain air emission requirements contained in an air permit issued for the East Bay Central Field Facility. The air permit was issued to the previous owner in 1997 and transferred to us when we acquired the East Bay field in April 2000.

     Following meetings with DEQ, we entered into an Environmental Compliance Order authorizing us to seek a modification of the permit which, among other things, would allow us to achieve compliance with the modified permit's air emission requirements within 18 months of issuance of the permit modification. The final modified air permit was issued to us in February 2001. Non-compliance with the prior air permit potentially subjects us to civil penalties. Under the Environmental Compliance Order to achieve compliance with the modified permit, we have agreed to install control technology designed to achieve compliance with the existing permit. Most of the costs associated with achieving compliance with the permit were already incorporated in our budget as part of our production plans for the field and are, therefore, not expected to have a material adverse impact on our financial condition or results of operations. Based on available information, we do not believe that our operations will be adversely affected by the ongoing permit and enforcement proceedings.

     Naturally Occurring Radioactive Materials (NORM). NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the oil and gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Louisiana.

     Safe Drinking Water Act. Underground injection is the subsurface placement of fluid through a well or dug-hole whose depth is greater than its width. It can include placement through the reinjection of brine from oil and gas production. The Safe Drinking Water Act established a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous waste injection well operations are strictly controlled, and certain wastes, absent an exemption cannot be injected into underground injection control wells. In Louisiana, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with all applicable requirements of the state underground injection control program and our permits.

EMPLOYEES

     As of December 31, 2000, we had approximately 127 full-time employees, including 38 geoscientists, engineers and technicians and 65 field personnel. Our employees are not represented by any labor union. We consider relations with our employees to be satisfactory. We have never experienced a work stoppage or strike.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, we are defendant in various legal proceedings. We do not expect our exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers:

NAME                                    AGE                  POSITION
----                                    ---                  --------
Richard A. Bachmann...................  56    Chairman, President and Chief
                                              Executive Officer
Suzanne V. Baer.......................  53    Vice President, Chief Financial
                                              Officer
Clinton W. Coldren....................  45    Vice President
Wayne A. Greenwalt....................  52    Vice President
John H. McCandless....................  52    Vice President
James E. Orth.........................  49    Vice President
Maureen O'Connor Sullivan.............  51    Vice President, General Counsel and
                                                Corporate Secretary

     Richard A. Bachmann has been president and chief executive officer and chairman of the board of directors since our inception in January 1998. Mr. Bachmann began organizing our company in February 1997. From 1995 to January 1997, he served as director, president and chief operating officer of The Louisiana Land and Exploration Company (LL&E), an independent oil and gas exploration company. From 1982 to 1995, Mr. Bachmann held various positions with LL&E, including director, executive vice president, chief financial officer and senior vice president of finance and administration. From 1978 to 1981, Mr. Bachmann was treasurer of Itel Corporation. Prior to 1978, Mr. Bachmann served with Exxon International, Esso Central America, Esso InterAmerica and Standard Oil of New Jersey. Mr. Bachmann is also a director of Penn Virginia Corporation, Superior Energy Services, Inc. and First Bank and Trust.

     Suzanne V. Baer joined us in April 2000 as vice president and chief financial officer. Ms. Baer has 30 years of financial management, investor relations and treasury experience in the energy industry. From July 1998 until March 2000, Ms. Baer was vice president and treasurer of Burlington Resources Inc. and, from October 1997 to July 1998, was vice president and assistant treasurer of Burlington Resources. Prior to the merger of LL&E with Burlington Resources in 1997, Ms. Baer was vice president and treasurer of LL&E since 1995.

     Clinton W. Coldren joined us in March 1998 as vice president overseeing various operating activities. Mr. Coldren has 24 years experience in the energy industry. Immediately prior to joining us, Mr. Coldren operated a small, family-owned project management company, Cenergy Corporation, since 1992. Mr. Coldren managed drilling and completion operations for Consolidated Natural Gas Company and participated in the establishment of Gulf Oil's Drilling Technology Center. He began his career as a field production engineer, focused on domestic operating bases, specifically the Louisiana and Texas Gulf Coast.

     Wayne A. Greenwalt joined us as vice president in August 1999 overseeing various operating activities. Mr. Greenwalt has 28 years of experience in the energy industry. He worked in domestic and international assignments at Pennzoil from 1992 to August 1999. Mr. Greenwalt was with LL&E from 1977 until joining Pennzoil in 1992. Mr. Greenwalt began his career with Shell Oil as an operations and reservoir engineer.

     John H. McCandless joined us as vice president in January 1998 overseeing various operating activities. Mr. McCandless has 30 years of diversified professional experience in petroleum geology. From 1976 until joining us in 1998, he was a self-employed sole proprietor, originating and evaluating oil and gas prospects, developing producing properties and creating and executing 3-D seismic exploration and exploitation projects in the U.S. Gulf Coast area. He served in various geological positions with Texaco and Southland Royalty Company from 1970 to 1976, when he established his independent practice.

     James E. Orth joined us as vice president in January 1998 overseeing various operating activities. Prior to joining us, Mr. Orth served with LL&E and its successor corporation, Burlington Resources, in various positions from 1980 to January 1998, including vice president of acquisitions and divestitures and vice president of worldwide production. Prior to being named vice president, Mr. Orth was general manager of LL&E's Rocky Mountain operations. Mr. Orth began his career with Texaco as a field engineer and engineering supervisor for Gulf Coast operations and has over 27 years of industry experience.

     Maureen O'Connor Sullivan joined us as vice president, general counsel and corporate secretary in October 2000. Beginning in August 1997, Ms. Sullivan served as senior vice president, general counsel and secretary of Halter Marine Group, Inc., a firm engaged in engineering and construction for the offshore energy sector, until its merger with Friede Goldman International, Inc. in November 1999, at which time Ms. Sullivan was appointed senior vice president, general counsel and secretary of the combined company, Friede Goldman Halter, Inc. From 1979 through August 1997, Ms. Sullivan was in private practice with the McGlinchey Stafford law firm, where she was a partner specializing in business law and complex commercial litigation from 1984, the founder and manager of the firm's Dallas office from 1989, and a member of its management committee from 1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Concurrent with the pricing of our initial public offering on November 1, 2000, our common stock was listed on the New York Stock Exchange under the symbol "EPL." The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by the New York Stock Exchange.

                                                              HIGH     LOW
                                                              -----   -----
2000
  First Quarter.............................................     --      --
  Second Quarter............................................     --      --
  Third Quarter.............................................     --      --
  Fourth Quarter............................................  15.38   10.00
2001
  First Quarter (through March 5, 2001).....................  13.19   10.25

     On March 5, 2001, the last reported sale price of our common stock on the New York Stock Exchange Composite Tape was $11.00 per share.

     As of March 5, 2001, there were approximately 79 holders of record of our common stock.

     We have not paid any cash dividends in the past on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings for the future operation and development of our business. Any future cash dividends to holders of common stock would depend on future earnings, capital requirements, our financial condition and other factors determined by our Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

     The following table shows selected consolidated financial data derived from our consolidated financial statements which are set forth in Item 8 of this Report. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

                                                                                     JANUARY 29, 1998
                                                          YEARS ENDED DECEMBER 31,    (INCEPTION) TO
                                                          ------------------------     DECEMBER 31,
                                                             2000          1999            1998
                                                          -----------   ----------   ----------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue...............................................   $ 103,072     $  9,509        $  1,966
  Loss from operations(1)...............................      (8,721)        (835)           (311)
  Net loss..............................................   $ (18,684)    $ (2,284)       $   (705)
                                                           =========     ========        ========
  Net loss available to common stockholders(2)..........   $ (25,387)    $ (3,120)       $   (705)
                                                           =========     ========        ========
  Basic net loss per common share.......................   $   (2.27)    $  (0.22)       $  (0.09)
                                                           =========     ========        ========
  Diluted net loss per common share.....................   $   (2.27)    $  (0.22)       $  (0.09)
                                                           =========     ========        ========
Cash flows provided by (used in):
  Operating activities..................................   $  50,703     $ (4,594)       $  8,044
  Investing activities..................................    (130,378)     (19,233)        (27,081)
  Financing activities..................................      60,742       45,457          19,689

                                                                   AS OF DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Balance Sheet Data:
  Total assets..............................................  $208,149   $69,276   $40,015
  Long-term debt, excluding current maturities..............       100    10,150    20,000
  Redeemable preferred stock................................        --    56,475        --
  Stockholders' equity......................................   150,591    (3,815)     (694)

---------------

(1) The 2000 loss from operations includes a one time non-cash stock compensation charge for shares released from escrow to management and director stockholders of $38.2 million and a non-cash charge of $2.1 million for bonus shares awarded to employees at the time of the initial public offering. The after-tax amount of these charges totaled $39.5 million. Although these charges reduced our net income they increased paid-in-capital, and thus did not result in a net reduction of total stockholders' equity.

(2) Net loss available to common stockholders is computed by subtracting preferred stock dividends and accretion of issuance costs for the years ended December 31, 2000 of $6.7 million and December 31, 1999 of $0.8 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In March 2000, we acquired Unocal Corporation's 80% interest in South Timbalier 26 for approximately $44.9 million. In April 2000, we sold to Vastar Resources, Inc. 50% of our working interest in South Timbalier 26 for approximately $36.6 million. Additionally, on March 31, 2000, we closed the purchase of an average 96.1% working interest in the East Bay field from Ocean Energy, Inc. for $72.3 million.

     We have experienced substantial revenue and production growth as a result of the East Bay and South Timbalier 26 acquisitions. Although the East Bay and South Timbalier 26 acquisitions had an effective date of January 1, 2000, we reduced our purchase price on March 31, 2000, by the net cash flows collected by the sellers (Unocal and Ocean Energy) during the period from January 1, 2000 through March 31, 2000. Accordingly, we did not include the results of operations from these acquisitions in our operational or financial results prior to March 31, 2000.

     In September 2000, we closed the acquisition of Texaco Inc.'s 14.5% working interest in South Timbalier 22, 23 and 27. We acquired this interest effective January 1, 2000 for a cash price of approximately $2.2 million, net of closing adjustments.

     For the foregoing reasons, the East Bay, South Timbalier 26 and South Timbalier 22, 23 and 27 acquisitions will affect the comparability of our historical results of operations with results of operations in 2000 and future periods.

     On November 1, 2000, we priced our initial public offering of 5.75 million shares of common stock and commenced trading the following day. After payment of underwriting discounts and commissions, we received net proceeds of $80.2 million on November 7, 2000. With the proceeds, we retired outstanding debt of $73.9 million and paid approximately $5.1 million to redeem outstanding Series C Preferred Stock.

     Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. See "Risk Factors" in Item 1 for a more detailed discussion of these risks.

RESULTS OF OPERATIONS

     The following table presents information about our oil and gas operations.

                                                        YEARS ENDED      JANUARY 29, 1998
                                                       DECEMBER 31,       (INCEPTION) TO
                                                     -----------------     DECEMBER 31,
                                                       2000      1999          1998
                                                     --------   ------   ----------------
Net Production (per day):
  Oil (Bbls).......................................     7,622    1,051           534
  Natural gas (Mcf)................................    15,781    2,277         1,311
          Total (Boe)..............................    10,252    1,431           753
Oil & Gas Revenues (in thousands):
  Oil..............................................  $ 71,977   $6,678        $1,268
  Natural Gas......................................    28,751    1,806           524
          Total....................................   100,728    8,484         1,792
Average Sales Prices:
  Oil (per Bbl)(1).................................  $  25.80   $17.39        $13.21
  Natural gas (per Mcf)............................      4.98     2.17          2.20
          Total (per Boe)..........................     26.84    16.22         13.18
Average Costs (per Boe):
  Lease operating expense..........................  $   6.42   $ 3.14        $ 2.64
  Taxes, other than on earnings....................      1.69       --            --
  Depreciation, depletion, and amortization........      6.82     8.65          9.58
  General and administrative expense (exclusive of
     stock-based compensation).....................      2.95     4.99          4.52

---------------

(1) Net of the effect of hedging transactions, which reduced oil prices realized by $3.80 per barrel in 2000.

  Production

     Crude Oil and Condensate. Our net oil production for 2000 increased to 7,622 Bbls per day from 1,051 Bbls per day in 1999. The increase was the result of the acquisitions combined with 98 successful well operations, which commenced production in 2000, and was partially offset by natural declines from other producing wells.

     Our net oil production for 1999 increased 517 Bbls per day from 534 Bbls per day in 1998. The increase was the result of 14 successful well operations, which commenced production during 1999.

     Natural Gas. Our net natural gas production for 2000 increased to 15,781 Mcf per day from 2,277 Mcf per day in 1999. The increase was the result of the acquisitions combined with 98 successful well operations, which commenced production in 2000 and was partially offset by natural declines from other producing wells.

     Our net natural gas production for 1999 increased 966 Mcf per day from 1,311 Mcf per day in 1998. The increase was the result of 14 successful well operations, which commenced production in 1999.

  Realized Prices

     Crude Oil and Condensate. Our average realized oil price in 2000 was $25.80 per Bbl, an increase of 48% over an average realized price of $17.39 per Bbl in 1999. Hedging activities in 2000 reduced oil price realizations by $3.80 per Bbl or 13% from the $29.60 per Bbl that would have otherwise been received. We did not have any hedging contracts in place in 1999.

     Our average realized oil price in 1999 of $17.39 per Bbl increased 32% over an average realized price of $13.21 per Bbl in 1998. We did not have any hedging contracts in place in 1999 or 1998.

     Natural Gas. Our average realized natural gas price in 2000 was $4.98 per Mcf, an increase of 130% over an average realized price of $2.17 per Mcf in 1999. We did not have hedging positions for natural gas related to 2000 or 1999 production.

     Our average realized gas price in 1999 of $2.17 per Mcf decreased 1% from an average realized price of $2.20 per Mcf in 1998. We did not have hedging positions for natural gas related to 1999 or 1998 production.

  Net Income and Revenues

     We recognized a net loss of $18.7 million in 2000 compared to a net loss of $2.3 million in 1999. The net loss in 2000 is attributed to one-time non-cash stock compensation charges related to the initial public offering. The Company recognized charges of $38.2 million related to the release to management and director stockholders of shares placed in escrow in 1999 and $2.1 million related to bonus shares awarded to employees. After tax, these charges totaled $39.5 million. Although these charges reduced our net income, they increased paid-in-capital and thus did not result in a net reduction of total stockholders' equity. Excluding the effect of the charges, we had net income of $20.8 million in 2000.

     Our oil and natural gas revenues increased to $100.7 million in 2000, from $8.5 million in 1999. The increase in revenues was primarily due to sharp increases in commodity prices coupled with higher production volumes resulting from acquisitions and drilling activities. The impact of these increases was partially offset by higher costs associated with increased production volumes.

     We recognized a net loss of $2.3 million in 1999 compared to a net loss of $0.7 million in 1998. Our oil and natural gas revenues increased to $8.5 million in 1999, an increase from $1.8 million in 1998. The increases in revenues and net loss in 1999 were primarily due to the fact that our operations did not commence until June of 1998, combined with increases in oil prices.

  Operating Expenses

     Operating expenses were impacted by the following:

     - Lease operating expense increased $22.5 million to $24.1 million in 2000. The increase was primarily attributable to the acquisitions and the additional production from 98 successful well operations, which commenced production in 2000.

       Lease operating expense increased $1.2 million in 1999 to $1.6 million. The increase was primarily attributable to the additional production from 14 successful well operations, which commenced production during 1999.

     - Production taxes were $6.3 million in 2000. The production taxes are attributable to the acquisition of the East Bay field where a portion of the production is subject to Louisiana severance taxes and property taxes and to the expansion of our drill-to-earn activities at Greater Bay Marchand to areas located in Louisiana state waters, which are also subject to severance taxes. There were no such taxes in 1999 and 1998.

     - Depreciation, depletion and amortization increased $21.1 million to $25.6 million in 2000. The increase was primarily due to increased production volumes and an increased depreciable asset base resulting from the acquisitions.

       Depreciation, depletion and amortization increased $3.2 million to $4.5 million in 1999. The increase was primarily due to a substantial increase in production volumes during 1999.

     - Other general and administrative expenses increased $8.5 million to $11.1 million in 2000. The increase was primarily due to the hiring of additional personnel ($4.0 million), increased consultant fees ($2.4 million), increased insurance costs ($1.4 million) and other costs associated with our acquisition of the East Bay field and the additional interest in the South Timbalier 26 field on March 31, 2000.

       Other general and administrative expenses increased $2.0 million to $2.6 million in 1999. The increase was primarily related to employment-related costs associated with an increase in personnel in late 1998 and 1999.

     - Non-cash stock-based compensation expense of $43.0 million was recognized in 2000. Of this expense, $2.8 million related to restricted stock and stock option grants made in April and November 2000, $38.2 million related to the release, at the completion of the initial public offering, to management and director stockholders shares placed in escrow in 1999 and $2.1 million related to bonus shares awarded to employees upon completion of the initial public offering.

  Other Income and Expense

     Interest. Interest expense increased $4.5 million to $7.4 million in 2000. The increase in interest expense is a result of an increase in long-term debt outstanding during 2000 related to our acquisitions.

     Interest expense increased $2.1 million to $2.9 million in 1999 as a result of additional borrowings under our credit agreement during 1999.

     Gain on Sale of Oil and Gas Assets. On April 20, 2000, we sold 50% of our working interest in the South Timbalier 26 field, resulting in a gain of approximately $7.8 million. There were no sales in 1999 or 1998.

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

     Our credit facility consists of a $65 million revolving line of credit with a group of banks available through March 30, 2003 (bank facility). The bank facility bears interest at LIBOR plus 1.25% to 2.25%, based on the level of and utilization of the line of credit.

     At December 31, 2000, we had $64.9 million of credit capacity available under this bank facility. The weighted average interest rate at December 31, 2000 was 9.5%. The bank facility is secured by substantially all of our assets.

     Net cash of $130 million used in investing activities in 2000 included oil and gas property capital and exploration expenditures of $45.5 million and the East Bay, South Timbalier 26 and South Timbalier 22, 23 and 27 acquisitions (prior to the sale to Vastar) of $119.9 million. Exploration expenditures resulting from dry holes are excluded from operating cash flows and included in investing activities. These capital expenditures were partially offset by $36.6 million in proceeds from the sale of a 50% interest in South Timbalier 26. During 2000, we completed 30 drilling projects and 78 recompletion/workover projects, of which 98 were successful. During 1999, we completed six drilling projects and 14 recompletion/workover projects, 14 of which were successful. Cash and cash equivalents at December 31, 2000 were $3.3 million.

     Our 2001 capital expenditure budget is focused on exploitation activities on prospects with multiple reservoirs, which we expect to increase our probability of success and to lead to accelerated payback of our investment. These exploitation activities also provide exploratory potential in deeper geologic formations. Our capital expenditure plans for 2001 are currently estimated to be approximately $120 million. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, participation by other working interest owners and the prices of drilling rigs and other oilfield goods and services.

     We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that the proceeds from working capital, cash flows from operations and borrowings under our bank facility will be sufficient to meet our capital requirements through the end of 2001. However, additional financing may be required in the future to fund our growth and capital expenditures.

HEDGING ACTIVITIES

     We have entered into hedging transactions for our oil and natural gas production to reduce our exposure to fluctuations in the price of oil and natural gas. Through December 2000, our hedging transactions for oil consisted of financially-settled crude oil forward sales contracts with major financial institutions as required by our bank facility entered into in connection with the acquisitions of the East Bay field and additional interests in the South Timbalier 26 field.

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

     In October and November 2000, we entered into financially settled zero-cost collar contracts with major financial institutions maturing monthly from January 2001 through December 2001 related to the net sale of 3,650,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu. Had these contracts been terminated at December 31, 2000, we estimate the loss would have been $1.3 million. We will financially settle our natural gas collar contracts based on the average of the reported settlement prices for Henry Hub natural gas on the NYMEX for the last three trading days of each month. With our hedges, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar.

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

     As of December 31, 2000, we had contracts maturing monthly through May 2001 related to the sale of 923,000 barrels of oil at an average price of $22.95 per barrel. Had these contracts been terminated at December 31, 2000, we estimate the loss would have been $2.5 million.

     As of December 31, 2000, the hedged oil and natural gas volume approximated 26% of our estimated production from proved reserves through 2001.

NEW ACCOUNTING POLICIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (Statement 133), "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," "cash flow hedge," or a hedge of the foreign currency exposure of a net investment in a foreign operation. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     We adopted Statement 133 effective January 1, 2001. Our oil and natural gas derivative contracts qualify for hedge accounting treatment under Statement 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, we believe that any ineffectiveness will be immaterial. The effect on our earnings and other comprehensive income as the result of the adoption of Statement 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for oil and gas, the volumes of production hedged, and the time periods covered by such hedges. We estimate that our transition adjustment resulting from the new accounting treatment is a liability of approximately $3.8 million and a corresponding debit of approximately $2.4 million, net of income tax, in other comprehensive income. We do not expect Statement 133 to have a material impact on the financial statements as a result of other contractual arrangements that we are subject to.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2000, all of our long-term debt had variable interest rates.

COMMODITY PRICE RISK

     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under the bank facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell all of our oil and natural gas production under price sensitive or market price contracts.

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. Our crude oil commodity price hedging program uses financially settled crude oil forward sales contracts and we do not use them for speculative purposes. As of December 31, 2000, we had contracts maturing monthly through May 2001 related to the sale of 923,000 barrels of oil at an average price of $22.95 per barrel. Had these contracts been terminated at December 31, 2000, we estimate the loss would have been $2.5 million.

     In October and November 2000, we expanded our commodity price hedging program to include natural gas hedging positions, which utilizes zero-cost collar contracts and we do not use them for speculative purposes. As of December 31, 2000, we had contracts maturing monthly from January 2001 through December 2001 related to the net sale of 3,650,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu. Had these contracts been terminated at December 31, 2000, we estimate the loss would have been $1.3 million.

     As of December 31, 2000, the hedged oil and natural gas volume approximated 26% of our estimated production from proved reserves through 2001.

     We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on fair value of our derivative instruments. At December 31, 2000, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price is a $2.9 million increase in the combined estimated loss.

     For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

                     GLOSSARY OF OIL AND NATURAL GAS TERMS

     "3-D seismic" Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two-dimensional, seismic.

     "Bbl" One stock tank barrel, or 42 U.S. gallons liquid volume, used in this Report in reference to oil and other liquid hydrocarbons.

     "Boe" Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.

     "completion" The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

     "Mbbls" One thousand barrels of oil or other liquid hydrocarbons.

     "Mboe" One thousand barrels of oil equivalent.

     "Mcf" One thousand cubic feet of natural gas.

     "Mmbtu" One million British Thermal Units.

     "Mmcf" One million cubic feet of natural gas.

     "payout" Generally refers to the recovery by the incurring party of its costs of drilling, completing, equipping and operating a well before another party's participation in the benefits of the well commences or is increased to a new level.

     "plugging and abandonment" Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of many states require plugging of abandoned wells.

     "reservoir" A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

     "working interest" The interest in an oil and natural gas property (normally a leasehold interest) that gives the owner the right to drill, produce and conduct operations on the property and a share of production, subject to all royalties, overriding royalties and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

     The consolidated financial statements of Energy Partners, Ltd. and subsidiary and the related information included in this Annual Report have been prepared by management in conformity with accounting principles generally accepted in the United States of America. The financial statements include amounts that are management's best estimates and judgments.

     Management maintains a system of internal control including internal accounting control that provides management with reasonable assurance that our assets are protected and that published financial statements are reliable and free of material misstatement. Management is responsible for the effectiveness of internal controls. This is accomplished through established codes of conduct, accounting and other control systems, policies and procedures, employee selection and training, appropriate delegation of authority and segregation of responsibilities.

     The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees, meets regularly with the independent certified public accountants, financial management and counsel. To ensure complete independence, the certified public accountants have full and free access to the Audit Committee to discuss the results of their audits, the adequacy of internal controls and the quality of financial reporting.

     Our independent certified public accountants provide an objective independent review by their audit of the Company's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal accounting controls to the extent deemed necessary for the purposes of their audit.


           /s/ RICHARD A. BACHMANN                           /s/ SUZANNE V. BAER
---------------------------------------------   ---------------------------------------------
             Richard A. Bachmann                               Suzanne V. Baer
           Chairman, President and                           Vice President and
           Chief Executive Officer                         Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Energy Partners, Ltd.:

     We have audited the accompanying consolidated balance sheets of Energy Partners, Ltd. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the two years ended December 31, 2000 and the period from January 29, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Partners, Ltd. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the two years ended December 31, 2000 and the period from January 29, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                            KPMG LLP

New Orleans, Louisiana
February 9, 2001

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                2000      1999
                                                              --------   -------
Current assets:
  Cash and cash equivalents.................................  $  3,349   $22,282
  Trade accounts receivable.................................    28,930     7,971
  Prepaid expenses..........................................     1,465       301
                                                              --------   -------
          Total current assets..............................    33,744    30,554
Property and equipment, at cost under the successful efforts
  method of accounting for oil and gas properties...........   195,714    42,241
Less accumulated depreciation, depletion and amortization...   (24,927)   (5,627)
                                                              --------   -------
          Net property and equipment........................   170,787    36,614
Other assets................................................     1,357        --
Deferred income taxes.......................................        --     1,545
Deferred financing costs -- net of accumulated amortization
  of $1,027 in 2000 and $108 in 1999........................     2,261       563
                                                              --------   -------
                                                              $208,149   $69,276
                                                              ========   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 17,322   $ 4,215
  Accrued expenses..........................................    24,639     1,794
                                                              --------   -------
          Total current liabilities.........................    41,961     6,009
Long-term debt..............................................       100    10,150
Deferred income taxes.......................................     9,207        --
Other.......................................................     6,290       457
                                                              --------   -------
                                                                57,558    16,616
                                                              --------   -------
Redeemable Preferred Stock, $1 par value, authorized
  1,700,000 shares; issued and outstanding: 2000 -- no
  shares; 1999 -- 600,000 shares;...........................        --    56,475
Stockholders' equity:
  Common stock, par value $0.01 per share. Authorized
     50,000,000 shares; issued and outstanding:
     2000 -- 26,400,147 shares; 1999 -- 11,768,280
     shares;................................................       264       118
  Additional paid-in capital................................   179,679        32
  Accumulated deficit.......................................   (29,352)   (3,965)
                                                              --------   -------
          Total stockholders' equity........................   150,591    (3,815)
                                                              --------   -------
                                                              $208,149   $69,276
                                                              ========   =======

          See accompanying notes to consolidated financial statements.

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM JANUARY 29, 1998
                        (INCEPTION) TO DECEMBER 31, 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000      1999      1998
                                                              --------   -------   -------
Revenue:
  Oil and gas...............................................  $100,728   $ 8,484   $ 1,792
  Other.....................................................     2,344     1,025       174
                                                              --------   -------   -------
                                                               103,072     9,509     1,966
                                                              --------   -------   -------
Costs and expenses:
  Lease operating...........................................    24,077     1,640       359
  Taxes, other than on earnings.............................     6,327        --        --
  Exploration expenditures and dry hole costs...............     1,703     1,570        --
  Depreciation, depletion and amortization..................    25,595     4,525     1,303
  General and administrative:
     Stock-based compensation...............................     2,757        --        --
     Other general and administrative.......................    11,058     2,609       615
     Stock-based compensation related to public offering....    40,276        --        --
                                                              --------   -------   -------
          Total costs and expenses..........................   111,793    10,344     2,277
                                                              --------   -------   -------
Loss from operations........................................    (8,721)     (835)     (311)
                                                              --------   -------   -------
Other income (expense):
  Interest income...........................................       596       312        49
  Interest expense..........................................    (7,438)   (2,947)     (802)
  Gain on sale of oil and gas assets........................     7,781        --        --
                                                              --------   -------   -------
                                                                   939    (2,635)     (753)
                                                              --------   -------   -------
          Loss before income taxes..........................    (7,782)   (3,470)   (1,064)
Income taxes................................................   (10,902)    1,186       359
                                                              --------   -------   -------
          Net loss..........................................   (18,684)   (2,284)     (705)
Less dividends earned on Preferred Stock and accretion of
  issuance costs............................................    (6,703)     (836)       --
                                                              --------   -------   -------
          Net loss available to common stockholders.........  $(25,387)  $(3,120)  $  (705)
                                                              ========   =======   =======
Basic loss per share........................................  $  (2.27)  $ (0.22)  $ (0.09)
                                                              ========   =======   =======
Diluted loss per share......................................  $  (2.27)  $ (0.22)  $ (0.09)
                                                              ========   =======   =======
Weighted average common shares used in computing loss per
  share:
  Basic.....................................................    11,160    14,247     7,427
                                                              ========   =======   =======
  Diluted...................................................    11,160    14,247     7,427
                                                              ========   =======   =======

          See accompanying notes to consolidated financial statements.

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM JANUARY 29, 1998
                        (INCEPTION) TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                 ADDITIONAL
                                            COMMON      COMMON    PAID-IN     ACCUMULATED
                                         STOCK SHARES   STOCK     CAPITAL       DEFICIT      TOTAL
                                         ------------   ------   ----------   -----------   --------
Balance at inception...................         --       $ --     $     --     $     --     $     --
  Stock issued for cash................     15,060         10           --           --           10
  Establishment of $0.01 par value.....         --        140           --         (140)          --
  Net loss.............................         --         --           --         (705)        (705)
                                            ------       ----     --------     --------     --------
Balance at December 31, 1998...........     15,060        150           --         (845)        (695)
  EIF Shares cancelled.................     (3,292)       (32)          32           --           --
  Dividends earned on Preferred
     Stock.............................         --         --           --         (800)        (800)
  Accretion of Preferred Stock issuance
     costs.............................         --         --           --          (36)         (36)
  Net loss.............................         --         --           --       (2,284)      (2,284)
                                            ------       ----     --------     --------     --------
Balance at December 31, 1999...........     11,768        118           32       (3,965)      (3,815)
  Dividends earned on Preferred
     Stock.............................         --         --           --       (6,340)      (6,340)
  Accretion of Preferred Stock issuance
     costs.............................         --         --           --         (363)        (363)
  Stock issued for cash................      5,750         58       78,623           --       78,681
  Conversion of Preferred Stock........      9,388         94       57,985           --       58,079
  Stock-based compensation.............        113          1        2,756           --        2,757
  Stock-based compensation related to
     public offering...................        140          1       40,275           --       40,276
  Shares cancelled.....................       (759)        (8)           8           --           --
  Net loss.............................         --         --           --      (18,684)     (18,684)
                                            ------       ----     --------     --------     --------
Balance at December 31, 2000...........     26,400       $264     $179,679     $(29,352)    $150,591
                                            ======       ====     ========     ========     ========

          See accompanying notes to consolidated financial statements.

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD FROM JANUARY 29, 1998
                        (INCEPTION) TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                2000        1999       1998
                                                              ---------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (18,684)  $ (2,284)  $   (705)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation, depletion and amortization...............     25,595      4,525      1,303
     Gain on sale of oil and gas assets.....................     (7,781)        --         --
     Stock-based compensation...............................     43,033         --         --
     Deferred income taxes..................................     10,752     (1,186)      (359)
     Dry hole costs.........................................      1,657      1,570         --
     Amortization of deferred financing costs...............      1,090         91         --
                                                              ---------   --------   --------
                                                                 55,662      2,716        239
     Changes in operating assets and liabilities:
       Trade accounts receivable............................    (20,960)     4,782    (12,753)
       Prepaid expenses.....................................     (1,164)      (216)       (85)
       Other assets.........................................     (1,357)        --         --
       Accounts payable and accrued expenses................     18,264    (12,133)    20,643
       Other liabilities....................................        258        257         --
                                                              ---------   --------   --------
          Net cash provided by (used in) operating
            activities......................................     50,703     (4,594)     8,044
                                                              ---------   --------   --------
Cash flows used in investing activities
  Property acquisitions.....................................   (119,872)    (1,410)    (9,045)
  Exploration and development expenditures..................    (45,488)   (17,823)   (18,036)
  Other property and equipment additions....................     (1,628)        --         --
  Proceeds from sale of oil and gas assets..................     36,610         --         --
                                                              ---------   --------   --------
          Net cash used in investing activities.............   (130,378)   (19,233)   (27,081)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Deferred financing costs..................................     (2,836)      (332)      (321)
  Repayments of long-term debt..............................   (118,050)   (30,300)        --
  Proceeds from long-term debt..............................    108,000     20,450     20,000
  Net proceeds from issuance of common stock................     78,681         --         10
  Net payment of Preferred Stock dividends..................     (5,053)        --         --
  Net proceeds from issuance of Preferred Stock.............         --     55,639         --
                                                              ---------   --------   --------
          Net cash provided by financing activities.........     60,742     45,457     19,689
                                                              ---------   --------   --------
          Net (decrease) increase in cash and cash
            equivalents.....................................    (18,933)    21,630        652
Cash and cash equivalents at beginning of period............     22,282        652         --
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $   3,349   $ 22,282   $    652
                                                              =========   ========   ========
Supplemental cash flow information:
  Interest paid, net of amounts capitalized.................  $   6,534   $  3,192   $    983
                                                              =========   ========   ========
  Income taxes paid.........................................  $     150   $     --   $     --
                                                              =========   ========   ========
Supplemental disclosures of non-cash financing activities:
  Dividends earned on Preferred Stock.......................  $   6,340   $    800   $     --
                                                              =========   ========   ========
  Conversion of Preferred Stock.............................  $  58,079   $     --   $     --
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     Energy Partners, Ltd. was incorporated on January 29, 1998 and is an independent oil and natural gas exploration and production company concentrated in the shallow to moderate depth waters in the central region of the Gulf of Mexico Shelf; therefore, operations are directly affected by fluctuating economic conditions of the domestic oil and natural gas industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation

     The consolidated financial statements include the accounts of Energy Partners, Ltd., and EPL Pipeline L.L.C. (a wholly-owned subsidiary of Energy Partners, Ltd.), collectively "the Company." EPL Pipeline L.L.C. was formed on February 3, 2000 to own and operate pipeline assets acquired from Unocal Corporation (Unocal) on March 31, 2000. All significant intercompany accounts and transactions are eliminated in consolidation.

  (b) Property and Equipment

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, and geological and geophysical costs are expensed.

     Unproved oil and gas properties are periodically assessed on a property-by-property basis, and a loss is recognized to the extent, if any, that the cost of the property has been impaired. Capitalized costs of producing oil and gas properties are depreciated and depleted by the units-of-production method.

     The Company assesses the impairment of capitalized costs of proved oil and gas properties on a field-by-field basis, utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on the present value of expected future net cash flows over the economic lives of the reserves.

     The estimated costs of dismantling and abandoning offshore oil and gas properties are provided currently using the unit-of-production method. Such provision is included in depletion, depreciation and amortization in the accompanying statements of operations. As of December 31, 2000, such costs are expected to be approximately $54.1 million. To date, $5.8 million has been accrued and is included in other liabilities in the accompanying consolidated balance sheets.

     On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion, depreciation and amortization are eliminated from the property accounts, and the resulting gain or loss is recognized.

  (c) Income Taxes

     The Company accounts for income taxes under the asset and liability method, which requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

  (d) Other Revenue

     The Company earned a management fee for its service as the operator of South Timbalier 26 in which it held a 20% working interest through April 2000 and currently holds a 50% working interest. The management fee revenue was recorded as the services were performed. Management fee revenue was $0.3 million, $0.8 million and $0.1 million in 2000, 1999 and 1998, respectively.

  (e) Deferred Financing Costs

     Costs incurred to obtain financing were deferred and are being amortized as additional interest expense over the maturity period of the related debt.

  (f) Earnings Per Share

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of convertible preferred stock shares, the warrant and escrow shares and the potential shares that would have a dilutive effect on earnings per share.

  (g) Revenue Recognition

     The Company uses the entitlement method for recording natural gas sales revenues. Under this method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities and under-deliveries are recorded as receivables. These amounts are not material at December 31, 2000 and 1999.

  (h) Statements of Cash Flows

     For purposes of the statements of cash flows, highly-liquid investments with original maturities of three months or less are considered cash equivalents. At December 31, 2000 and 1999, interest-bearing cash equivalents were approximately $7.6 million and $23.2 million, respectively. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities.

  (i) Hedging Activities and New Accounting Pronouncement

     The Company uses derivative commodity instruments to manage commodity price risks associated with future natural gas and crude oil production but does not use them for speculative purposes. The Company's commodity price hedging program utilizes forward sales contracts and zero-cost collars. To qualify as a hedge, these contracts must correlate to anticipated future production such that the Company's exposure to the effects of commodity price changes is reduced. The gains and losses related to these hedging transactions are recognized as adjustments to the revenue recorded for the related production. The Company uses the accrual method of accounting for derivative commodity instruments. At inception, any contract premiums paid are recorded as prepaid expenses and, upon settlement of the hedged production month, are included with the gains and losses on the contracts in oil and gas revenues.

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (Statement 133), "Accounting for Derivative Instruments and Hedging Activities." Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains or losses) depends on the intended use of

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY
the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," "cash flow hedge," or a hedge of the foreign currency exposure of a net investment in a foreign operation. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

     The Company adopted Statement 133 effective January 1, 2001. The Company's oil and natural gas derivative contracts qualify for hedge accounting treatment under Statement 133, whereby changes in fair value will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Any hedge ineffectiveness will be charged currently to earnings; however, the Company believes that any ineffectiveness will be immaterial. The effect on earnings and other comprehensive income as the result of the adoption of Statement 133 will vary from period to period and will be dependent upon prevailing oil and gas prices, the volatility of forward prices for oil and gas, the volumes of production hedged, and the time periods covered by such hedges. The Company estimates that our transition adjustment resulting from the new accounting treatment is a liability of approximately $3.8 million and a corresponding debit of approximately $2.4 million, net of income tax, in other comprehensive income. The Company does not expect Statement 133 to have a material impact on the financial statements as a result of other contractual arrangements that the Company is subject to.

  (j) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (k) Reclassifications

     Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in fiscal 2000.

(3) INITIAL PUBLIC OFFERING

     On November 1, 2000, the Company priced its initial public offering of 5.75 million shares of common stock and commenced trading the following day. After payment of underwriting discounts and commissions, the Company received net proceeds of $80.2 million on November 7, 2000. With the proceeds, the Company retired outstanding debt of $73.9 million and paid approximately $5.1 million to redeem outstanding Series C Preferred Stock. In connection with the initial public offering, the Company converted all outstanding Preferred Stock shares into 9,388,367 shares of common stock.

     In November 1999, as a requirement to complete the Preferred Stock transaction discussed in note 5, management and director stockholders placed in escrow 3,304,830 shares of common stock. These common shares were originally issued for cash in early 1998, as part of the initial capitalization of the Company, prior to the commencement of any significant operations by the Company. All or a portion of these shares were to be released from escrow only upon the attainment of specified reserve replacement targets or upon completion of a qualifying public offering. On November 7, 2000, 2,545,500 shares were released as a result of the initial public offering and the remaining shares were cancelled. Non-cash compensation expense in the fourth quarter for the shares released was approximately $38.2 million. In addition, at the time of the initial public offering, the Company awarded 139,500 bonus shares to employees and recognized non-cash compensation expense of approximately $2.1 million related to these shares. Compensation expense was calculated using $15.00 per share, the offering price for the Company's common stock.

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

(4) PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at December 31, 2000 and 1999:

                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
Proved oil and gas properties...............................  $193,001   $41,467
Unproved oil and gas properties.............................       289        --
Other.......................................................     2,424       774
                                                              --------   -------
                                                               195,714    42,241
Less accumulated depreciation, depletion and amortization...   (24,927)   (5,627)
                                                              --------   -------
          Net property and equipment........................  $170,787   $36,614
                                                              ========   =======

     In June 1998, the Company commenced a drill-to-earn program with Chevron covering Main Pass 122/133. It was a four-well drilling commitment. Under the terms of the agreement, the Company retained 100% of Chevron's working interest in the wells (Chevron's interests were 100% in two wells and 69% in the other two wells). The Company is entitled to recoup its investment plus a specified return through 75% of the production stream. Chevron is responsible for lease operating costs out of their retained 25% production interest. At December 31, 2000, the Company's net investment was approximately $9.6 million and revenue was approximately $4.1 million for the year ended December 31, 2000. Following payout, which has not yet occurred, the Company's interest will decrease to 1%.

     All oil and gas properties are collateral for long-term debt.

(5) REDEEMABLE PREFERRED STOCK

     In 1999, the Company authorized 1,700,000 shares of preferred stock (Preferred Stock) having a par value of $1.00 per share, of which 1,550,000 shares are designated as Series A and Series B Redeemable Cumulative Convertible Preferred Stock and Series C Redeemable Cumulative Preferred Stock. The remaining 150,000 shares are undesignated. In November 1999, the Company entered into a stock purchase agreement whereby 600,000 shares of Series A and B Preferred Stock were sold to Evercore Capital Partners L.P. (Evercore) for $60.0 million excluding issuance costs.

     The Preferred Stock earned cumulative dividends of 10% annually on the liquidation value of the Series A and B Preferred Stock plus dividends in arrears. The dividends on the Series A Preferred Stock were payable in additional fully paid and non-assessable shares (no further investment is required by the stockholders) of Series C Preferred Stock, the dividends on the Series B Preferred Stock were payable in additional fully paid and non-assessable shares of Series B Preferred Stock and the dividends on the Series C Preferred Stock were payable in cash. All accrued dividends were recorded as an increase to the carrying value of the Preferred Stock. Through November 7, 2000, there were $7.1 million of Preferred Stock dividends in arrears, of which approximately $2.0 million or 155,470 shares were Series B Preferred Stock recorded at fair value. These shares were converted to common stock at the time of the public offering and the Series C preferred stock dividends of approximately $5.1 million were paid in cash.

(6) ACQUISITIONS AND DISPOSITION

     On March 31, 2000, the Company purchased an 80% working interest in South Timbalier 26 from Unocal for approximately $44.9 million, which included $1.25 million for pipeline assets discussed in note 2. Additionally, on March 31, 2000, the Company purchased an average 96.1% working interest in East Bay Field (East Bay) from Ocean Energy, Inc. for approximately $72.3 million. The entire purchase price for both

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY
acquisitions was allocated to property and equipment. The terms of the acquisitions did not contain any contingent consideration, options or future commitments.

     On April 20, 2000, the Company sold 50% of its working interest in South Timbalier 26 for approximately $36.6 million, resulting in a gain of approximately $7.8 million. The proceeds from this sale were used to reduce the borrowings under the reducing revolving line of credit.

     The unaudited pro forma results of operations, assuming that such acquisitions and disposition occurred on January 1 of the respective periods, are as follows (in thousands, except per share amounts):

                                                                2000      1999
                                                              --------   -------
                                                                 (UNAUDITED)
Pro forma:
  Revenue...................................................  $129,117   $78,719
  Income from operations....................................    11,162    22,489
  Net income (loss).........................................    (4,790)    8,208
  Basic earnings (loss) per common share....................  $  (1.03)  $  0.52
  Diluted earnings (loss) per common share..................  $  (1.03)  $  0.35

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions and disposition taken place at the beginning of the periods presented or future results of operations.

(7) LONG-TERM DEBT

     In June 1999, the Company entered into a reducing revolving line of credit with a group of banks (bank facility). In order to finance the acquisitions discussed in note 6, the Company amended its bank facility. The bank facility, as amended, provided for a $90.0 million reducing revolving line of credit with interest at LIBOR plus 3.0% and a $25.0 million reducing bridge financing with interest at LIBOR plus 5.5%. As stipulated in the bank facility, the proceeds from the asset sale of $36.6 million were used to reduce the outstanding borrowings to approximately $71.8 million. The bank facility provided for monthly borrowing base reductions and for monthly principal payments to the extent that the outstanding balance exceeded the borrowing base. In conjunction with the initial public offering described in note 3, the outstanding borrowings were repaid. The bank facility currently has a borrowing base of $65 million and is available through March 31, 2003 with interest at LIBOR plus 1.25% to 2.25%. The amount outstanding at December 31, 2000 was $0.1 million, which approximates fair value.

     On April 15, 1998, the Company entered into a $20.0 million financing agreement with Energy Income Fund, L.P. (EIF). On February 10, 1999, the financing agreement was amended to increase the facility to $25.0 million. On November 17, 1999, in conjunction with the Preferred Stock transaction described in note 5, the financing agreement was reduced to $10.0 million. The Company used $15.0 million of the proceeds from the Preferred Stock transaction to pay down the debt due to EIF. The remaining $10.0 million was repaid in November 2000 using proceeds from the initial public offering.

     On November 17, 1999, EIF returned 3,291,720 shares of common stock as required by the Preferred Stock transaction discussed in note 5 which were cancelled. The amount originally paid by EIF for these shares of $32,377 was reclassified to additional paid-in capital in 1999.

     Also, on November 17, 1999, the Company issued a warrant to EIF to purchase 928,050 shares of common stock as required by the Preferred Stock transaction discussed in note 5. The warrant was exercisable at approximately $6.50 per share or through cashless exercise, subject to adjustment as specified in the agreement, in whole or in part at any time for a period of 60 days after a qualifying public offering. The

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY
warrant was assigned no value at the date of issuance. EIF exercised its option to convert the warrant in January 2001, receiving 466,245 shares of common stock.

(8) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. On November 17, 1999, as required by the Preferred Stock transaction discussed in note 5, management and director stockholders placed in escrow 3,304,830 shares of common stock. These shares could not be voted by the management and director stockholders and all or a portion would only be released from escrow upon the attainment of specified reserve replacement targets or upon the completion of a qualified public offering. Also, as a requirement of this transaction, EIF returned 3,291,720 shares of common stock, which were cancelled. All of these shares have been excluded from the calculation of weighted average common shares from November 17, 1999. On November 7, 2000, as a result of the initial public offering, 2,545,500 of the escrow shares were returned to management and director stockholders and have been included in the calculation of weighted average common shares from that date. The effect of the preferred stock dividends and accretion of issuance costs on arriving at income available to common stockholders was $6.7 million in 2000 and $0.8 million in 1999 and none in 1998.

     Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and convertible preferred stock shares and the potential shares that would have a dilutive effect on earnings per share. The number of dilutive convertible preferred stock shares and stock awards used in computing diluted earnings per share were none in 2000 and 1999 as these securities were antidilutive.

     On July 12, 2000, the Board of Directors approved a fifteen hundred-for-one stock split on the Company's common stock to be effected by the distribution of fifteen hundred shares for each share outstanding. On September 15, 2000, the Company increased the number of authorized common shares from 20,000 to 50,000,000 and established a par value of $0.01 per share. All shares outstanding, per share amounts and par value have been restated to reflect the stock split and the establishment of a par value.

(9) HEDGING ACTIVITIES

     The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. Crude oil forward sales contracts are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the NYMEX for each month. The counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. As of December 31, 2000, the Company had contracts maturing monthly through May 2001 related to the sale of 923,000 barrels of oil at an average price of $22.95 per barrel. Had these contracts been terminated at December 31, 2000, the estimated loss would have been $2.5 million.

     In October and November 2000, the Company entered into financially settled zero-cost collar contracts with major financial institutions maturing monthly from January 2001 through December 2001 related to the net sale of 3,650,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu. The Company will financially settle the natural gas collar contracts based on the average of the reported settlement prices for Henry Hub natural gas on the NYMEX for the last three trading days of each month. The counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY
the settlement price for any settlement period is above the cap price for the collar. Had these contracts been terminated at December 31, 2000, the estimated the loss would have been $1.3 million.

     For the year ended December 31, 2000, hedging activities reduced revenues by $10.6 million. The Company did not have any hedging activities in 1999 and 1998.

(10) INCOME TAXES

     Components of income tax expense (benefit) for the years ended December 31, 2000 and 1999 and the period ended December 31, 1998 are as follows:

                                                           CURRENT   DEFERRED    TOTAL
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
2000:
  Federal................................................   $150     $10,230    $10,380
  State..................................................     --         522        522
                                                            ----     -------    -------
                                                            $150     $10,752    $10,902
                                                            ====     =======    =======
1999:
  Federal................................................   $ --     $(1,186)   $(1,186)
  State..................................................     --          --         --
                                                            ----     -------    -------
                                                            $ --     $(1,186)   $(1,186)
                                                            ====     =======    =======
1998:
  Federal................................................   $ --     $  (359)   $  (359)
  State..................................................     --          --         --
                                                            ----     -------    -------
                                                            $ --     $  (359)   $  (359)
                                                            ====     =======    =======

     The reasons for the differences between the effective tax rates and the "expected" corporate federal income tax rate of 34% is as follows:

                                                              PERCENTAGE OF PRETAX EARNINGS
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
Expected tax rate...........................................   (34.0)%    (34.0)%    (34.0)%
Stock-based compensation....................................   168.3         --         --
State taxes.................................................     6.7         --         --
Other.......................................................    (0.9)      (0.2)       0.2
                                                               -----      -----      -----
                                                               140.1%     (34.2)%    (33.8)%
                                                               =====      =====      =====

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset (liability) at December 31, 2000 and 1999 are presented below:

                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Restricted stock awards and options.......................  $  1,504        --
  Federal and state net operating loss carryforwards........     9,792     7,529
  Other.....................................................       185        --
Deferred tax liabilities:
  Property, plant and equipment, principally due to
     differences in depreciation............................   (20,688)   (5,984)
                                                              --------   -------
          Net deferred tax asset (liability)................  $ (9,207)  $ 1,545
                                                              ========   =======

     At December 31, 2000, the Company had a net operating loss carryforward of approximately $27.2 million, which is available to reduce future federal taxable income through 2020. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized through future earnings, reversal of taxable temporary differences and tax planning strategies. As a result, no valuation allowance has been provided.

(11) EMPLOYEE BENEFIT PLANS

     In April 2000, an employee, pursuant to her employment agreement, was granted 90,000 shares of restricted stock and stock options to purchase 375,000 shares of common stock. One-third of the restricted stock granted vested upon the execution of the employment agreement and one-third will vest on the first and second anniversary of the agreement. The stock options vest and are exercisable at the prices as follows: 150,000 shares at $7.67 per share after one year, 150,000 shares at $8.82 per share after two years and the remaining shares at $10.14 after three years. The grant date fair value of the restricted stock and options was $17.00. In addition, pursuant to her employment agreement, a second employee was granted 23,334 shares of restricted stock upon closing of the initial public offering, 6,667 of which will vest on the second anniversary of the employment agreement and the remainder of which will vest on the third anniversary of the employment agreement. The Company has recognized non-cash compensation expense in 2000 of $2.8 million related to the restricted stock and stock option grants. At December 31, 2000, there was $2.3 million of deferred stock based compensation expense related to these awards, which will be recognized over the remaining vesting period.

     The board of directors adopted the 2000 Long Term Stock Incentive Plan on September 12, 2000, and the stockholders approved the plan on September 15, 2000. The plan provides for awards of options to purchase shares of the Company's common stock and performance shares. The plan is administered by the Compensation Committee of the board of directors or such other committee as may be designated by the board of directors. The committee is authorized to select the employees of the Company and its subsidiaries and affiliates who will receive awards, to determine the types of awards to be granted to each person, and to establish the terms of each award. The total number of shares that may be issued under the plan is 2,627,130 and includes the grant of options discussed above.

     The board of directors also adopted the 2000 stock option plan for non-employee directors on September 12, 2000, and the stockholders approved the plan on September 15, 2000. The plan provides for automatic grants of stock options to members of the board of directors who are not employees of the Company or any subsidiary. An initial grant of a stock option to purchase 4,000 shares of our common stock was made to each non-employee director upon consummation of the public offering. An initial grant of a stock option to purchase 2,000 shares will also be made to each person who becomes a non-employee director after the

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY
effective date upon his or her initial election or appointment. After the initial grant, each non-employee director will receive an additional grant of a stock option to purchase 4,000 shares of our common stock immediately following each subsequent annual meeting. All stock options granted under the plan will have a per share exercise price equal to the fair market value of a share of common stock on the date of grant (as determined by the committee appointed to administer the plan), will be fully vested and immediately exercisable, and will expire on the earlier of (i) ten years from the date of grant or (ii) 36 months after the optionee ceases to be a director for any reason. For initial grants, fair market value will be the public offering price. The total number of shares of our common stock that may be issued under the plan is 250,000, subject to adjustment in the case of certain corporate transactions and events.

     A summary of stock options granted under the incentive plans for the year ended December 31, 2000 is as follows:

                                                                   WEIGHTED    WEIGHTED
                                                                   AVERAGE     AVERAGE
                                                       NUMBER OF   EXERCISE   GRANT DATE
                                                        SHARES      PRICE     FAIR VALUE
                                                       ---------   --------   ----------
Outstanding at beginning of year.....................         --    $   --      $   --
Granted..............................................    568,097    $10.77      $16.30
Exercised............................................         --    $   --      $   --
Forfeited............................................         --    $   --      $   --
                                                       ---------    ------      ------
Outstanding at end of year...........................    568,097    $10.77      $16.30
                                                       =========    ======      ======
Exercisable at end of year...........................     28,000    $15.00      $15.00
                                                       =========    ======      ======
Available for future grants..........................  2,309,033
                                                       =========

     A summary of information regarding stock options outstanding at December 31, 2000 is as follows:

                                                 OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                                                ----------------------   -------------------
RANGE OF                                         REMAINING    WEIGHTED             WEIGHTED
EXERCISE                                        CONTRACTUAL   AVERAGE               AVERAGE
PRICES                                SHARES       LIFE        PRICE     SHARES      PRICE
--------                              -------   -----------   --------   -------   ---------
$7.67-$8.82.........................  300,000      5 years     $ 8.25        --         --
$10.14-$15.00.......................  268,097   5-10 years     $13.60    28,000     $15.00

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board's Opinion No. 25, "Accounting For Stock Issued To Employees" (Opinion No. 25). However, Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting For Stock-Based Compensation" permits the continued use of the intrinsic value-based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by FAS No. 123 had been applied. (in thousands, except per share amounts).

                                                              AS REPORTED   PRO FORMA
                                                              -----------   ---------
                                                                 2000         2000
                                                              -----------   ---------
Net loss....................................................   $(18,684)    $(18,872)
Basic loss per share........................................   $  (2.27)    $  (2.29)
Diluted loss per share......................................   $  (2.27)    $  (2.29)
Average fair value of grants during the year................   $     --     $   4.68
Black-Scholes option pricing model assumptions:
  Risk free interest rate...................................                    5.00%
  Expected life (years).....................................                2.5 to 7
  Volatility................................................                   41.00%
  Dividend yield............................................                      --

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

(12) COMMITMENTS AND CONTINGENCIES

     The Company has operating leases for office space and equipment, which expire on various dates through 2011.

     Future minimum lease commitments as of December 31, 2000 under these operating leases are as follows (in thousands):

2001........................................................   $   880
2002........................................................     1,010
2003........................................................     1,007
2004........................................................     1,061
2005........................................................     1,055
Thereafter..................................................     6,410
                                                               -------
                                                               $11,423
                                                               =======

     Rent expense for the years ended December 31, 2000 and 1999 and the period ended December 31, 1998 was $0.9 million, $0.4 million and $0.1 million, respectively.

     From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(13) RELATED PARTY

     The Company's President and Chief Executive Officer serves on the board of directors of a company that provides contract operations and other production services to the Company. The Company incurred expenses from this service provider of $4.4 million, $4.7 million and $3.2 million in 2000, 1999 and 1998, respectively. Loss of this service provider would not have a material adverse effect on the operations of the Company.

     Pursuant to the Company's stockholder agreement with Evercore, the Company paid an affiliate of Evercore a monitoring fee of $250,000 in 2000. This fee will be paid annually until Evercore beneficially owns less than 10% of the Company.

     On January 21, 1999, the Board of Directors approved the establishment of a 3% overriding royalty fund for executive stockholders. The royalty was to be paid based on revenue on all existing properties to the extent that funds were available from net operating income. A formal plan was not developed, however at the time of the Preferred Stock transaction described in note 5, the Board of Directors approved a payment to the executive stockholders approximating the 3% override as if the plan had been formalized. The charge of approximately $490,000 has been recorded in the 1999 statement of operations. The Company no longer has any obligation for the overriding royalty fund.

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

(14) INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of consolidated unaudited interim financial information for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                               ----------------------------------------
                                               MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                               --------   -------   --------   --------
2000
Revenues.....................................  $ 4,243    $26,113   $30,734    $ 41,982
Costs and Expenses...........................    4,009     18,671    19,717      69,396(2)
                                               -------    -------   -------    --------
Income (loss) from operations................      234      7,442    11,017     (27,414)
Net income (loss)............................       60      8,195(1)   5,191    (32,130)(2)
Net income (loss) available to common
  stockholders...............................   (1,586)     5,609     3,448     (32,858)
Earnings (loss)per share:
     Basic...................................  $ (0.13)   $  0.66   $  0.40    $  (1.73)
     Diluted.................................    (0.13)      0.46      0.29       (1.73)

                                                          THREE MONTHS ENDED
                                               ----------------------------------------
                                               MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                               --------   -------   --------   --------
1999
Revenues.....................................  $ 1,335    $ 2,445   $ 2,860    $  2,869
Costs and Expenses...........................    1,950      1,707     2,287       4,400
                                               -------    -------   -------    --------
Income (loss) from operations................     (615)       738       573      (1,531)
Net income (loss)............................     (783)        64      (215)     (1,350)
Net income (loss) available to common
  stockholders...............................     (783)        64      (215)     (2,186)
Earnings (loss) per share:
  Basic......................................  $ (0.05)   $  0.00   $ (0.01)   $  (0.18)
  Diluted....................................    (0.05)      0.00     (0.01)      (0.18)

---------------

(1) Includes the effect of a gain of $7.8 million from the sale of oil and gas assets.

(2) Includes a one time non-cash stock compensation charge for shares released from escrow to management and director stockholders of $38.2 million and a non-cash charge of $2.1 million for bonus shares awarded to employees at the time of the initial public offering. The after-tax amount of these charges totaled $39.5 million.

(15) SUPPLEMENTARY OIL AND GAS DISCLOSURES -(UNAUDITED)

     Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY
reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the Company's net proved reserves, including the changes therein, and proved developed reserves:

                                                              CRUDE OIL   NATURAL GAS
                                                               (MBBLS)      (MMCF)
                                                              ---------   -----------
Proved developed and undeveloped reserves:
  January 29, 1998..........................................       --            --
     Purchase of reserves in place..........................    1,995         5,335
     Extensions, discoveries and other additions............      962         7,437
     Production.............................................      (96)         (238)
                                                               ------       -------
  December 31, 1998.........................................    2,861        12,534
     Extensions, discoveries and other additions............    1,079           267
     Purchase of reserves in place..........................      268           782
     Production.............................................     (384)         (831)
                                                               ------       -------
  December 31, 1999.........................................    3,824        12,752
     Purchase of reserves in place..........................   27,021        41,869
     Sale of reserves.......................................   (3,535)      (10,673)
     Extensions, discoveries and other additions............    3,001        10,978
     Production.............................................   (2,790)       (5,776)
                                                               ------       -------
  December 31, 2000.........................................   27,521        49,150
                                                               ======       =======
Proved developed reserves:
     December 31, 1998......................................    2,467        10,859
     December 31, 1999......................................    2,715         7,631
     December 31, 2000......................................   25,024        39,522

     Capitalized costs for oil and gas producing activities consist of the following:

                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
Proved properties...........................................  $193,001   $41,467
Unproved properties.........................................       289        --
Accumulated depreciation, depletion and amortization........   (24,253)   (5,362)
                                                              --------   -------
          Net capitalized costs.............................  $169,037   $36,105
                                                              ========   =======

     Costs incurred for oil and gas property acquisition, exploration and development activities for the years ended December 31, 2000 and 1999 and the period ended December 31, 1998 are as follows:

                                                           2000      1999      1998
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Oil and gas property acquisition.......................  $119,872   $ 1,410   $ 9,045
Exploration............................................    18,053     1,508       249
Development............................................    45,063    15,604    17,282
                                                         --------   -------   -------
          Total costs incurred.........................  $182,988   $18,522   $26,576
                                                         ========   =======   =======

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO RESERVES

     The following information has been developed utilizing procedures prescribed by Statement of Financial Accounting Standards No. 69 (Statement 69), "Disclosures about Oil and Gas Producing Activities." It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

     The Company believes that the following factors should be taken into account in reviewing the following information: (1) future costs and selling prices will probably differ from those required to be used in these calculations; (2) due to future market conditions and governmental regulations, actual rates of production achieved in future years may vary significantly from the rate of production assumed in the calculations; (3) selection of a 10% discount rate is arbitrary and may not be reasonable as a measure of the relative risk inherent in realizing future net oil and gas revenues; and (4) future net revenues may be subject to different rates of income taxation.

     Under the Standardized Measure, future cash inflows were estimated by applying period end oil and gas prices adjusted for field and determinable escalations to the estimated future production of period-end proved reserves. Future cash inflows were reduced by estimated future development, abandonment and production costs based on period-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying period-end statutory tax rates to aggregate future net cash flows, reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate is required by Statement 69.

     Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                         2000        1999       1998
                                                      ----------   --------   --------
                                                               (IN THOUSANDS)
Future cash inflows.................................  $1,200,880   $125,038   $ 61,483
  Future production costs...........................    (391,698)   (29,036)    (9,900)
  Future development and abandonment costs..........    (167,941)   (19,003)   (10,532)
  Future income tax expense.........................    (183,901)   (12,906)    (5,434)
                                                      ----------   --------   --------
Future net cash flows after income taxes............     457,340     64,093     35,617
10% annual discount for estimated timing of cash
  flows.............................................    (109,238)   (16,916)   (10,728)
                                                      ----------   --------   --------
Standardized measure of discounted future net cash
  flows.............................................  $  348,102   $ 47,177   $ 24,889
                                                      ==========   ========   ========

                      ENERGY PARTNERS, LTD. AND SUBSIDIARY

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves for the years ended December 31, 2000 and 1999 and the period ended December 31, 1998 is as follows:

                                                        2000        1999       1998
                                                      ---------   --------   --------
                                                              (IN THOUSANDS)
Beginning of the period.............................  $  47,177   $ 24,889   $     --
Sales and transfers of oil and gas produced, net of
  production costs..................................    (70,324)    (6,843)    (1,433)
Net changes in prices and production costs..........     58,169     13,232    (18,469)
Extensions, discoveries and improved recoveries, net
  of future production costs........................     23,992     18,130     23,649
Previously estimated development costs incurred
  during the period.................................      7,341     18,141     17,531
Purchase and sales of reserves in place.............    419,376      1,410      9,045
Changes in estimated future development costs.......     (8,910)   (14,352)        --
Accretion of discount...............................      5,482         42         --
Net change in income taxes..........................   (134,201)    (7,472)    (5,434)
                                                      ---------   --------   --------
Net increase........................................    300,925     22,288     24,889
                                                      ---------   --------   --------
End of period.......................................  $ 348,102   $ 47,177   $ 24,889
                                                      =========   ========   ========

     The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2000 was based on period end prices which approximated $9.97 per mcf for natural gas and $25.84 per barrel for crude oil. Prices received in February 2001 approximated $5.76 per mcf for natural gas and $26.03 per barrel for crude oil. Had these prices been used, the present value of future net revenues relating to proved reserves would have been reduced.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     For information concerning Item 10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Related Transactions, see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 2, 2001, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Part I -- Item 4A. Executive Officers."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) 1. Financial Statements:

     The following financial statements are included in Part II of this Report:

        Independent Auditor's Report

        Consolidated Balance Sheets as of December 31, 2000 and 1999

        Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 and the period from January 29, 1998 (inception) to December 31, 1998

        Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 2000 and 1999 and the period from January 29, 1998 (inception) to December 31, 1998

        Consolidated Statements of Cash Flows for the years ended December 31,
           2000 and 1999 and the period from January 29, 1998 (inception) to December 31, 1998

        Notes to Consolidated Financial Statements

      2. Exhibits

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
          3.1            -- Restated Certificate of Incorporation of Energy Partners,
                            Ltd. dated as of November 16, 1999 (incorporated by
                            reference to Exhibit 3.1 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).
          3.2            -- Amendment to Restated Certificate of Incorporation of
                            Energy Partners, Ltd. dated as of September 15, 2000
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
          3.3            -- Amended and Restated Bylaws of Energy Partners, Ltd.
                            dated as of September 12, 2000 (incorporated by reference
                            to Exhibit 3.3 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).
          4.1            -- Stockholder Agreement by and among Energy Partners, Ltd.,
                            Evercore Capital Partners L.P., Evercore Capital Partners
                            (NQ) L.P., Evercore Capital Offshore Partners L.P.,
                            Energy Income Fund, L.P. and the Individual Shareholders
                            of the Company Signatories thereto dated as of November
                            17, 1999 (incorporated by reference to Exhibit 4.4 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
          4.2            -- Form of First Amendment to Stockholder Agreement by and
                            among Energy Partners, Ltd., Evercore Capital Partners
                            L.P., Evercore Capital Partners (NQ) L.P., Evercore
                            Capital Offshore Partners L.P., Energy Income Fund, L.P.
                            and the Individual Shareholders of the Company
                            signatories thereto dated September 29, 2000
                            (incorporated by reference to Exhibit 4.7 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
          4.3            -- Registration Rights Agreement by and between Energy
                            Partners, Ltd., Evercore Capital Partners L.P., Evercore
                            Capital Partners (NQ) L.P., Evercore Capital Offshore
                            Partners L.P., Energy Income Fund, L.P. and the
                            Individual Shareholders of the Company signatories
                            thereto dated as of November 17, 1999 (incorporated by
                            reference to Exhibit 4.5 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).
         10.1            -- Stock Purchase Agreement by and among Energy Partners,
                            Ltd., Evercore Capital Partners L.P., Evercore Capital
                            Partners (NQ) L.P. and Evercore Capital Offshore Partners
                            L.P. dated as of October 26, 1999 (incorporated by
                            reference to Exhibit 10.8 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         10.2            -- Patent License Agreement between VTV, Incorporated and
                            Energy Partners, Ltd. dated as of May 16, 1998
                            (incorporated by reference to Exhibit 10.9 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.3            -- 2000 Long Term Stock Incentive Plan (incorporated by
                            reference to Exhibit 99.1 to the Company's registration
                            statement on Form S-8 (File No. 333-55940)).
         10.4            -- 2000 Stock Option Plan for Non-Employee Directors
                            (incorporated by reference to Exhibit 10.26 to the
                            Company's registration statement on Form S-1 (File No.
                            333-55940)).
         10.4            -- Stock and Deferral Plan for Non-Employee Directors
                            (incorporated by reference to Exhibit 99.3 to the
                            Company's registration statement on Form S-8 (File No.
                            333-42876)).
         10.6            -- Employment and Stock Ownership Agreement by and between
                            Energy Partners, Ltd. and Richard A. Bachmann dated as of
                            June 5, 1998 (incorporated by reference to Exhibit 10.10
                            to the Company's registration statement on Form S-1 (File
                            No. 333-42876)).
         10.7            -- First Amendment to Employment and Stock Ownership
                            Agreement by and between Energy Partners, Ltd. and
                            Richard A. Bachmann dated as of November 17, 1999
                            (incorporated by reference to Exhibit 10.11 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.8            -- Employment and Stock Ownership Agreement by and between
                            Energy Partners, Ltd. and Suzanne V. Baer dated as of
                            March 18, 2000 (incorporated by reference to Exhibit
                            10.12 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.9            -- Employment and Stock Ownership Agreement by and between
                            Energy Partners, Ltd. and Maureen O'Connor Sullivan dated
                            as of October 2, 2000 (incorporated by reference to
                            Exhibit 10.31 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).
         10.10           -- Form of Employment and Stock Ownership Agreement by and
                            between Energy Partners, Ltd. and Clinton W. Coldren,
                            Wayne A. Greenwalt, John H. McCandless and James E. Orth
                            dated as of June 5, 1998 (incorporated by reference to
                            Exhibit 10.13 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         10.11           -- Amendment to Employment and Stock Ownership Agreement by
                            and between Energy Partners, Ltd. and Wayne A. Greenwalt
                            dated as of March 4, 1999 (incorporated by reference to
                            Exhibit 10.14 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).
         10.12           -- Form of First Amendment to Employment and Stock Ownership
                            Agreement by and between Energy Partners, Ltd. and
                            Clinton W. Coldren, Wayne A. Greenwalt, John H.
                            McCandless and James E. Orth dated as of November 17,
                            1999 (incorporated by reference to Exhibit 10.15 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.13           -- Form of Second Amendment to Employment and Stock
                            Ownership Agreement by and between Energy Partners, Ltd.
                            and Richard A. Bachmann, Clinton W. Coldren, Wayne A.
                            Greenwalt, John H. McCandless and James E. Orth dated as
                            of September 29, 2000 (incorporated by reference to
                            Exhibit 10.30 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).
         10.14           -- Form of Stock Ownership Agreement by and between Energy
                            Partners, Ltd. and Harold D. Carter, Eamon Kelly and John
                            G. Phillips dated as of June 5, 1998 (incorporated by
                            reference to Exhibit 10.16 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).
         10.15           -- Reducing Revolving Credit Agreement among Energy
                            Partners, Ltd., Bank One Texas, N.A. and the several
                            banks and financial institutions from time to time
                            parties thereto dated as of March 30, 2000 (incorporated
                            by reference to Exhibit 10.17 to the Company's
                            registration statement on Form S-1 (File No. 333-42876)).
         10.16           -- First Amendment to Reducing Revolving Credit Agreement
                            among Energy Partners, Ltd., Bank One, Texas, N.A., The
                            Chase Manhattan Bank, BNP Paribas and Whitney National
                            Bank dated as of August 10, 2000 (incorporated by
                            reference to Exhibit 10.28 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).
         10.17           -- Second Amendment to Reducing Revolving Credit Agreement
                            by and among Energy Partners, Ltd., the banks and
                            financial institutions party thereto, Bank One, Texas,
                            N.A. dated March 30, 2000 (incorporated by reference to
                            Exhibit 10.37 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         10.18           -- Purchase and Sale Agreement by and between Ocean Energy,
                            Inc. and Energy Partners, Ltd. dated as of January 26,
                            2000 (incorporated by reference to Exhibit 10.18 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.19           -- Farmout Agreement by and between Chevron U.S.A. Inc.,
                            Kewanee Industries, Inc. and Energy Partners, Ltd. dated
                            as of June 9, 1998 (incorporated by reference to Exhibit
                            10.19 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.20           -- Purchase and Sale Agreement between Union Oil Company of
                            California and Energy Partners, Ltd. dated as of March
                            31, 2000 (incorporated by reference to Exhibit 10.20 to
                            the Company's registration statement on Form S-1 (File
                            No. 333-42876)).
         10.21           -- Asset Purchase Agreement by and between Shell Offshore
                            Inc., Shell Oil & Gas Investment Limited Partnership,
                            Shell Consolidated Energy Resources Inc., Shell Frontier
                            Oil & Gas Inc., Energy Partners, Ltd. and Union Oil
                            Company of California, dated as of June 23, 1998
                            (incorporated by reference to Exhibit 10.21 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.22           -- Purchase and Sale Agreement between Energy Partners Ltd.
                            and Vastar Resources, Inc. dated as of April 20, 2000
                            (incorporated by reference to Exhibit 10.22 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.23           -- Alliance Agreement, Production Operations and Maintenance
                            Services, by and between Production Management
                            Corporation and Energy Partners, Ltd. dated as of June 4,
                            1998 (incorporated by reference to Exhibit 10.23 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.24           -- Amendment to Alliance Agreement, Production Operations
                            and Maintenance Services, by and between Production
                            Management Corporation and Energy Partners, Ltd. dated as
                            of May 17, 2000 (incorporated by reference to Exhibit
                            10.24 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.25           -- Letter of Intent between Energy Partners, Ltd. and Brown
                            & Root Energy Services dated as of August 4, 2000
                            (incorporated by reference to Exhibit 10.29 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         10.26           -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc. and Energy Partners, Ltd.
                            dated as of September 7, 2000 (incorporated by reference
                            to Exhibit 10.32 to the Company's registration statement
                            on Form S-1 (File No. 333-42876)).
         10.27           -- Purchase and Sale Agreement by and between Online
                            Resources, Inc. and Energy Partners, Ltd. dated as of
                            October 29, 1999 (incorporated by reference to Exhibit
                            10.33 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.28           -- Farmout Partners, Ltd. and Wheless Anderson L.L.C. dated as of August 21, 2000 covering the North Flank of Bay
                            Marchand (incorporated by reference to Exhibit 10.34 to
                            the Company's registration statement on Form S-1 (File
                            No. 333-42876)).
         10.29           -- Exploration Agreement and Agreement to Assign between
                            Hughes-Rawls, L.L.C. and Energy Partners, Ltd. dated
                            August 25, 1998 covering the OCS -- Gulf of Mexico in the
                            Bay Marchand Field (incorporated by reference to Exhibit
                            10.35 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.30           -- Farmout Agreement by and between Chevron U.S.A. and
                            Hughes-Rawls, L.L.C. dated as of August 15, 1998 covering
                            the OCS -- Gulf of Mexico in the Bay Marchand Field
                            (incorporated by reference to Exhibit 10.36 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.31           -- Assignment and Bill of Sale between Hughes-Rawls, L.L.C.
                            and Energy Partners, Ltd. dated as of August 25, 1998
                            (incorporated by reference to Exhibit 10.38 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         21.1            -- Subsidiaries of Energy Partners, Ltd.
         23.1            -- Consent of KPMG LLP.
         23.2            -- Consent of Netherland, Sewell & Associates, Inc.
         99.1            -- Report of Independent Petroleum Engineers dated as of
                            February 20, 2001.

        (B) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf on March 15, 2001, by the undersigned, thereunto duly authorized.

                                            ENERGY PARTNERS, LTD.

                                            By:   /s/ RICHARD A. BACHMANN
                                              ----------------------------------
                                                     Richard A. Bachmann
                                                   Chairman, President and
                                                   Chief Executive Officer

     Pursuant to the requirements of section 13 or 15 (d) of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

                      SIGNATURE                                     TITLE                   >DATE
                      ---------                                     -----                   -----

               /s/ RICHARD A. BACHMANN                 Chairman, President and Chief    March 15, 2001
-----------------------------------------------------    Executive Officer (Principal
                 Richard A. Bachmann                     Executive Officer)

                 /s/ SUZANNE V. BAER                   Chief Financial Officer          March 15, 2001
-----------------------------------------------------    (Principal Financial and
                   Suzanne V. Baer                       Accounting Officer)

                /s/ AUSTIN M. BEUTNER                  Director                         March 15, 2001
-----------------------------------------------------
                  Austin M. Beutner

             /s/ JOHN C. BUMGARNER, JR.                Director                         March 15, 2001
-----------------------------------------------------
               John C. Bumgarner, Jr.

                /s/ HAROLD D. CARTER                   Director                         March 15, 2001
-----------------------------------------------------
                  Harold D. Carter

                /s/ ROBERT D. GERSHEN                  Director                         March 15, 2001
-----------------------------------------------------
                  Robert D. Gershen

                /s/ WILLIAM O. HILTZ                   Director                         March 15, 2001
-----------------------------------------------------
                  William O. Hiltz

                 /s/ EAMON M. KELLY                    Director                         March 15, 2001
-----------------------------------------------------
                   Eamon M. Kelly

                /s/ JOHN G. PHILLIPS                   Director                         March 15, 2001
-----------------------------------------------------
                  John G. Phillips

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
          3.1            -- Restated Certificate of Incorporation of Energy Partners,
                            Ltd. dated as of November 16, 1999 (incorporated by
                            reference to Exhibit 3.1 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).
          3.2            -- Amendment to Restated Certificate of Incorporation of
                            Energy Partners, Ltd. dated as of September 15, 2000
                            (incorporated by reference to Exhibit 3.2 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
          3.3            -- Amended and Restated Bylaws of Energy Partners, Ltd.
                            dated as of September 12, 2000 (incorporated by reference
                            to Exhibit 3.3 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).
          4.1            -- Stockholder Agreement by and among Energy Partners, Ltd.,
                            Evercore Capital Partners L.P., Evercore Capital Partners
                            (NQ) L.P., Evercore Capital Offshore Partners L.P.,
                            Energy Income Fund, L.P. and the Individual Shareholders
                            of the Company Signatories thereto dated as of November
                            17, 1999 (incorporated by reference to Exhibit 4.4 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
          4.2            -- Form of First Amendment to Stockholder Agreement by and
                            among Energy Partners, Ltd., Evercore Capital Partners
                            L.P., Evercore Capital Partners (NQ) L.P., Evercore
                            Capital Offshore Partners L.P., Energy Income Fund, L.P.
                            and the Individual Shareholders of the Company
                            signatories thereto dated September 29, 2000
                            (incorporated by reference to Exhibit 4.7 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
          4.3            -- Registration Rights Agreement by and between Energy
                            Partners, Ltd., Evercore Capital Partners L.P., Evercore
                            Capital Partners (NQ) L.P., Evercore Capital Offshore
                            Partners L.P., Energy Income Fund, L.P. and the
                            Individual Shareholders of the Company signatories
                            thereto dated as of November 17, 1999 (incorporated by
                            reference to Exhibit 4.5 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).
         10.1            -- Stock Purchase Agreement by and among Energy Partners,
                            Ltd., Evercore Capital Partners L.P., Evercore Capital
                            Partners (NQ) L.P. and Evercore Capital Offshore Partners
                            L.P. dated as of October 26, 1999 (incorporated by
                            reference to Exhibit 10.8 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         10.2            -- Patent License Agreement between VTV, Incorporated and
                            Energy Partners, Ltd. dated as of May 16, 1998
                            (incorporated by reference to Exhibit 10.9 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.3            -- 2000 Long Term Stock Incentive Plan (incorporated by
                            reference to Exhibit 99.1 to the Company's registration
                            statement on Form S-8 (File No. 333-55940)).
         10.4            -- 2000 Stock Option Plan for Non-Employee Directors
                            (incorporated by reference to Exhibit 10.26 to the
                            Company's registration statement on Form S-1 (File No.
                            333-55940)).
         10.4            -- Stock and Deferral Plan for Non-Employee Directors
                            (incorporated by reference to Exhibit 99.3 to the
                            Company's registration statement on Form S-8 (File No.
                            333-42876)).
         10.6            -- Employment and Stock Ownership Agreement by and between
                            Energy Partners, Ltd. and Richard A. Bachmann dated as of
                            June 5, 1998 (incorporated by reference to Exhibit 10.10
                            to the Company's registration statement on Form S-1 (File
                            No. 333-42876)).
         10.7            -- First Amendment to Employment and Stock Ownership
                            Agreement by and between Energy Partners, Ltd. and
                            Richard A. Bachmann dated as of November 17, 1999
                            (incorporated by reference to Exhibit 10.11 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.8            -- Employment and Stock Ownership Agreement by and between
                            Energy Partners, Ltd. and Suzanne V. Baer dated as of
                            March 18, 2000 (incorporated by reference to Exhibit
                            10.12 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.9            -- Employment and Stock Ownership Agreement by and between
                            Energy Partners, Ltd. and Maureen O'Connor Sullivan dated
                            as of October 2, 2000 (incorporated by reference to
                            Exhibit 10.31 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).
         10.10           -- Form of Employment and Stock Ownership Agreement by and
                            between Energy Partners, Ltd. and Clinton W. Coldren,
                            Wayne A. Greenwalt, John H. McCandless and James E. Orth
                            dated as of June 5, 1998 (incorporated by reference to
                            Exhibit 10.13 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         10.11           -- Amendment to Employment and Stock Ownership Agreement by
                            and between Energy Partners, Ltd. and Wayne A. Greenwalt
                            dated as of March 4, 1999 (incorporated by reference to
                            Exhibit 10.14 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).
         10.12           -- Form of First Amendment to Employment and Stock Ownership
                            Agreement by and between Energy Partners, Ltd. and
                            Clinton W. Coldren, Wayne A. Greenwalt, John H.
                            McCandless and James E. Orth dated as of November 17,
                            1999 (incorporated by reference to Exhibit 10.15 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.13           -- Form of Second Amendment to Employment and Stock
                            Ownership Agreement by and between Energy Partners, Ltd.
                            and Richard A. Bachmann, Clinton W. Coldren, Wayne A.
                            Greenwalt, John H. McCandless and James E. Orth dated as
                            of September 29, 2000 (incorporated by reference to
                            Exhibit 10.30 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).
         10.14           -- Form of Stock Ownership Agreement by and between Energy
                            Partners, Ltd. and Harold D. Carter, Eamon Kelly and John
                            G. Phillips dated as of June 5, 1998 (incorporated by
                            reference to Exhibit 10.16 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).
         10.15           -- Reducing Revolving Credit Agreement among Energy
                            Partners, Ltd., Bank One Texas, N.A. and the several
                            banks and financial institutions from time to time
                            parties thereto dated as of March 30, 2000 (incorporated
                            by reference to Exhibit 10.17 to the Company's
                            registration statement on Form S-1 (File No. 333-42876)).
         10.16           -- First Amendment to Reducing Revolving Credit Agreement
                            among Energy Partners, Ltd., Bank One, Texas, N.A., The
                            Chase Manhattan Bank, BNP Paribas and Whitney National
                            Bank dated as of August 10, 2000 (incorporated by
                            reference to Exhibit 10.28 to the Company's registration
                            statement on Form S-1 (File No. 333-42876)).
         10.17           -- Second Amendment to Reducing Revolving Credit Agreement
                            by and among Energy Partners, Ltd., the banks and
                            financial institutions party thereto, Bank One, Texas,
                            N.A. dated March 30, 2000 (incorporated by reference to
                            Exhibit 10.37 to the Company's registration statement on
                            Form S-1 (File No. 333-42876)).

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         10.18           -- Purchase and Sale Agreement by and between Ocean Energy,
                            Inc. and Energy Partners, Ltd. dated as of January 26,
                            2000 (incorporated by reference to Exhibit 10.18 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.19           -- Farmout Agreement by and between Chevron U.S.A. Inc.,
                            Kewanee Industries, Inc. and Energy Partners, Ltd. dated
                            as of June 9, 1998 (incorporated by reference to Exhibit
                            10.19 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.20           -- Purchase and Sale Agreement between Union Oil Company of
                            California and Energy Partners, Ltd. dated as of March
                            31, 2000 (incorporated by reference to Exhibit 10.20 to
                            the Company's registration statement on Form S-1 (File
                            No. 333-42876)).
         10.21           -- Asset Purchase Agreement by and between Shell Offshore
                            Inc., Shell Oil & Gas Investment Limited Partnership,
                            Shell Consolidated Energy Resources Inc., Shell Frontier
                            Oil & Gas Inc., Energy Partners, Ltd. and Union Oil
                            Company of California, dated as of June 23, 1998
                            (incorporated by reference to Exhibit 10.21 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.22           -- Purchase and Sale Agreement between Energy Partners Ltd.
                            and Vastar Resources, Inc. dated as of April 20, 2000
                            (incorporated by reference to Exhibit 10.22 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.23           -- Alliance Agreement, Production Operations and Maintenance
                            Services, by and between Production Management
                            Corporation and Energy Partners, Ltd. dated as of June 4,
                            1998 (incorporated by reference to Exhibit 10.23 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.24           -- Amendment to Alliance Agreement, Production Operations
                            and Maintenance Services, by and between Production
                            Management Corporation and Energy Partners, Ltd. dated as
                            of May 17, 2000 (incorporated by reference to Exhibit
                            10.24 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.25           -- Letter of Intent between Energy Partners, Ltd. and Brown
                            & Root Energy Services dated as of August 4, 2000
                            (incorporated by reference to Exhibit 10.29 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).

        EXHIBIT
         NUMBER                                     TITLE
        -------                                     -----
         10.26           -- Purchase and Sale Agreement by and between Texaco
                            Exploration and Production Inc. and Energy Partners, Ltd.
                            dated as of September 7, 2000 (incorporated by reference
                            to Exhibit 10.32 to the Company's registration statement
                            on Form S-1 (File No. 333-42876)).
         10.27           -- Purchase and Sale Agreement by and between Online
                            Resources, Inc. and Energy Partners, Ltd. dated as of
                            October 29, 1999 (incorporated by reference to Exhibit
                            10.33 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.28           -- Farmout Partners, Ltd. and Wheless Anderson L.L.C. dated as of August 21, 2000 covering the North Flank of Bay
                            Marchand (incorporated by reference to Exhibit 10.34 to
                            the Company's registration statement on Form S-1 (File
                            No. 333-42876)).
         10.29           -- Exploration Agreement and Agreement to Assign between
                            Hughes-Rawls, L.L.C. and Energy Partners, Ltd. dated
                            August 25, 1998 covering the OCS -- Gulf of Mexico in the
                            Bay Marchand Field (incorporated by reference to Exhibit
                            10.35 to the Company's registration statement on Form S-1
                            (File No. 333-42876)).
         10.30           -- Farmout Agreement by and between Chevron U.S.A. and
                            Hughes-Rawls, L.L.C. dated as of August 15, 1998 covering
                            the OCS -- Gulf of Mexico in the Bay Marchand Field
                            (incorporated by reference to Exhibit 10.36 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         10.31           -- Assignment and Bill of Sale between Hughes-Rawls, L.L.C.
                            and Energy Partners, Ltd. dated as of August 25, 1998
                            (incorporated by reference to Exhibit 10.38 to the
                            Company's registration statement on Form S-1 (File No.
                            333-42876)).
         21.1            -- Subsidiaries of Energy Partners, Ltd.
         23.1            -- Consent of KPMG LLP.
         23.2            -- Consent of Netherland, Sewell & Associates, Inc.
         99.1            -- Report of Independent Petroleum Engineers dated as of
                            February 20, 2001.