Form 10-Q
period 2001-03-31
ENERGY PARTNERS LTD
filed 2001-05-14
CIK 750199

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                        Commission file number 001-16179
                        --------------------------------


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

                        --------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 4, 2001, there were 26,737,542 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.



================================================================================

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ----
PART I          FINANCIAL INFORMATION

   Item 1.  Financial Statements:
           Consolidated Balance Sheets as of March 31, 2001 and
                December 31, 2000............................................................................3

           Consolidated Statements of Operations for the three months ended
                March 31, 2001 and 2000......................................................................4

           Consolidated Statements of Cash Flows for the three months ended
                March 31, 2001 and 2000......................................................................5

           Notes to Consolidated Financial Statements .......................................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................................9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................13


PART II         OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K................................................................14

ITEM 1. FINANCIAL STATEMENTS

                              ENERGY PARTNERS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      March 31,        December 31,
                                                                         2001              2000
                                                                     -----------       ------------
     ASSETS                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                       $    6,718         $    3,349
     Trade accounts receivable                                           34,204             28,930
     Deferred income taxes                                                  578                 --
     Prepaid expenses                                                       721              1,465
                                                                     ----------         ----------
         Total current assets                                            42,221             33,744

Property and equipment, at cost under the successful efforts
     method of accounting for oil and gas properties                    227,411            195,714
Less accumulated depreciation, depletion and amortization               (33,597)           (24,927)
                                                                     ----------         ----------
         Net property and equipment                                     193,814            170,787

Other assets                                                                  2              1,357
Deferred financing costs - net of accumulated amortization
     of $1,276 in 2001 and $1,027 in 2000                                 2,012              2,261
                                                                     ----------         ----------
                                                                     $  238,049         $  208,149
                                                                     ==========         ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $    8,783         $   17,322
     Accrued expenses                                                    32,597             24,639
     Fair value of commodity derivative instruments                       1,491                 --
     Current maturities of long-term debt                                    80                 --
                                                                     ----------         ----------
         Total current liabilities                                       42,951             41,961

Long-term debt                                                            5,473                100
Deferred income taxes                                                    17,222              9,207
Other                                                                     8,404              6,290
                                                                     ----------         ----------
                                                                         74,050             57,558
                                                                     ----------         ----------
Stockholders' equity:
  Preferred Stock, $1 par value, authorized 1,700,000 shares;
      none issued                                                            --                 --
  Common stock, par value $0.01 per share. Authorized
     50,000,000 shares; issued and outstanding:
     2001 - 26,866,392 shares; 2000 - 26,400,147 shares                     269                264
  Additional paid-in capital                                            180,072            179,679
  Accumulated other comprehensive loss                                   (1,027)                --
  Accumulated deficit                                                   (15,315)           (29,352)
                                                                     ----------         ----------
         Total stockholders' equity                                     163,999            150,591
                                                                     ----------         ----------
                                                                     $  238,049         $  208,149
                                                                     ==========         ==========

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       2001               2000
Revenues:                                                                           ----------         ----------
  Oil and gas                                                                       $   46,171         $    3,962
  Other                                                                                  3,759                281
                                                                                    ----------         ----------
                                                                                        49,930              4,243
                                                                                    ----------         ----------
Costs and expenses:
  Lease operating                                                                        8,992                636
  Taxes, other than on earnings                                                          1,808                 --
  Exploration expenditures                                                               1,368                 46
  Depreciation, depletion and amortization                                              10,746              1,695
  General and administrative:
      Stock-based compensation                                                             771                 --
      Other general and administrative                                                   3,933              1,632
                                                                                    ----------         ----------
      Total costs and expenses                                                          27,618              4,009
                                                                                    ----------         ----------
Income from operations                                                                  22,312                234

Other income (expense):
  Interest income                                                                          128                231
  Interest expense                                                                        (429)              (386)
  Gain on sale of oil and gas assets                                                        41                 --
                                                                                    ----------         ----------
                                                                                          (260)              (155)
                                                                                    ----------         ----------

     Income before income taxes                                                         22,052                 79
Income taxes                                                                            (8,015)               (19)
                                                                                    ----------         ----------
      Net income                                                                    $   14,037         $       60
                                                                                    ----------         ----------

Less dividends earned on preferred stock
     and accretion of issuance costs                                                        --             (1,646)
                                                                                    ----------         ----------
     Net income (loss) available to
         common stockholders                                                        $   14,037         $   (1,586)
                                                                                    ==========         ==========
Basic income (loss) per share                                                       $     0.52         $    (0.13)
                                                                                    ==========         ==========
Diluted income (loss) per share                                                     $     0.52         $    (0.13)
                                                                                    ==========         ==========
Weighted average common shares used in computing income (loss) per share:
  Basic                                                                                 26,851             11,768
  Incremental common shares                                                                104                 --
                                                                                    ----------         ----------
  Diluted                                                                               26,955             11,768
                                                                                    ==========         ==========

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  2001               2000
                                                               ----------         ----------
Cash flows from operating activities:
     Net income                                                $   14,037         $       60
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation, depletion and amortization                    10,746              1,695
       Gain on sale of oil and gas assets                             (41)                --
       Stock-based compensation                                       771                 --
       Deferred income taxes                                        8,015                 19
       Exploration expenditures                                     1,368                 46
       Amortization of deferred financing costs                       248                 43
                                                               ----------         ----------
                                                                   35,144              1,863
       Changes in operating assets and liabilities:
         Trade accounts receivable                                 (5,273)             1,311
         Prepaid expenses                                             743                118
         Other assets                                               1,355                 --
         Accounts payable and accrued expenses                     (5,436)              (538)
         Other liabilities                                             37                 --
                                                               ----------         ----------
            Net cash provided by operating activities              26,570              2,754
                                                               ----------         ----------

Cash flows used in investing activities:
     Property acquisitions                                           (523)          (122,900)
     Exploration and development expenditures                     (27,719)            (2,363)
     Other property and equipment additions                          (132)                --
     Proceeds from sale of oil and gas assets                          93                 --
                                                               ----------         ----------
           Net cash used in investing activities                  (28,281)          (125,263)
                                                               ----------         ----------
Cash flows from financing activities:
     Deferred financing costs                                          --             (2,353)
     Proceeds from long-term debt                                  10,565            108,000
     Repayment of long-term debt                                   (5,113)                --
     Other                                                           (372)                --
                                                               ----------         ----------
           Net cash provided by financing activities                5,080            105,647
                                                               ----------         ----------
           Net increase (decrease) in cash and cash
               equivalents                                          3,369            (16,862)

Cash and cash equivalents at beginning of period                    3,349             22,282
                                                               ----------         ----------
Cash and cash equivalents at end of period                     $    6,718         $    5,420
                                                               ==========         ==========

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

     Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The financial information as of March 31, 2001 and for the three months ended March 31, 2001 and 2000, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

(2) COMPREHENSIVE INCOME

     The following table presents comprehensive income for the first quarter of 2001 (in thousands).

                                                                                              First Quarter
                                                                                                   2001
                                                                                         -------------------------

Accumulated other comprehensive income as of December 31, 2000                                            $     --
Net income                                                                               $ 14,037
Other comprehensive loss - net of tax
    Hedging activities
        Cumulative effect of change in accounting principle as of January 1, 2001          (2,412)
        Current period changes in fair value of settled contracts                            (427)
        Reclassification adjustments for settled contracts                                  2,027
        Changes in fair value of outstanding hedging positions                               (215)
                                                                                         --------
               Total other comprehensive loss                                              (1,027)          (1,027)
                                                                                         --------         --------
Comprehensive income                                                                     $ 13,010
                                                                                         ========
Accumulated other comprehensive loss as of March 31, 2001                                                 $ (1,027)
                                                                                                          ========

     The Company did not have any items of comprehensive income in the first quarter of 2000.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. On November 17, 1999 management and director stockholders placed in escrow 3,304,830 shares of common stock. These shares could not be voted by the management and director stockholders and all or a portion would only be released from escrow upon the attainment of specified reserve replacement targets or upon the completion of an initial public offering. Also, on the same date, a stockholder returned 3,291,720 shares

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


of common stock, which were cancelled. All of these shares have been excluded from the calculation of weighted average common shares for the quarter ended March 31, 2000. The effect of the preferred stock dividends and accretion of issuance costs on arriving at income available to common stockholders was none in 2001 and $1.6 million in 2000.

     Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and convertible preferred stock shares that would have a dilutive effect on earnings per share. The number of dilutive convertible preferred stock shares and stock awards used in computing diluted earnings per share were none in 2000 as these securities were antidilutive and 103,765 in 2001.

     Energy Income Fund, L.P., a stockholder of the Company, exercised its option for a cashless conversion of a warrant in January 2001, receiving 466,245 shares of common stock.

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

     The unaudited pro forma results of operations, assuming that such acquisitions and disposition occurred on January 1, 2000 are as follows (in thousands, except per share amounts):

                                                        Three Months Ended
                                                          March 31, 2000
                                                        ------------------
                                                            (Unaudited)
Proforma:
     Revenue                                                  $30,289
     Income from operations                                    13,058
     Net income                                                 7,352
     Basic earnings per common share                            $0.49
     Diluted earnings per common share                          $0.35

     The proforma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions and disposition taken place at the beginning of the period presented or future results of operations.

(5) HEDGING ACTIVITIES

     The Company has entered into derivative commodity instruments to manage commodity price risks associated with future crude oil and natural gas production but does not use them for speculative purposes. The Company's commodity price hedging program utilizes financially-settled zero-cost collar contracts to establish floor and ceiling prices on anticipated future crude oil and natural gas production and oil forward sales contracts to fix the price of anticipated future crude oil production. On

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (Statement 133), as amended, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivatives instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by Statement 133, will be charged currently to earnings. The Company's current derivative instruments qualify as cash-flow hedges.

     As of March 31, 2001, the Company had contracts maturing monthly through May 2001 related to the net sale of 366,000 barrels of crude oil at an average price of $22.57 per barrel. In April 2001, the Company entered into financially-settled crude oil collar positions for the period July 2001 through December 2001 related to the sale of 552,000 barrels of oil with a floor of $24.00 per barrel and an average cap of $32.17 per barrel. The Company also has financially-settled natural gas collar positions maturing monthly through December 2001 related to the net sale of 2,750,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu.

     Hedging activities reduced natural gas and crude oil revenues by $3.1 million in the first quarter of 2001. The Company did not have any hedging contracts in place in the first quarter of 2000. In addition, in the first quarter of 2001, a non-cash gain of $0.1 million was recorded in revenues associated with hedge ineffectiveness resulting from certain option valuation changes inherent in the zero-cost collars on natural gas. A review is currently underway, the outcome of which may amend Statement 133 and allow such valuations to be deemed effective in cash-flow hedges.

    In accordance with the transition provisions of Statement 133, on January 1, 2001, the Company recorded a net-of-tax cumulative-effect-type loss adjustment of $2.4 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. During the first quarter of 2001, losses of $2.0 million were transferred from accumulated other comprehensive income and the fair value of outstanding derivative liabilities increased $0.2 million resulting in an ending balance of $1.0 related to hedging activities in accumulated other comprehensive income at March 31, 2001.

(6) CONTINGENCIES

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

     In March 2000, we acquired Unocal Corporation's 80% interest in South Timbalier 26. In April 2000, we sold to Vastar Resources, Inc. 50% of our working interest in South Timbalier 26. On March 31, 2000, we closed the purchase of an average 96.1% working interest in the East Bay field from Ocean Energy, Inc. Additionally, in September 2000, we closed the acquisition of Texaco, Inc.'s 14.6% working interest in South Timbalier 22, 23 and 27.

     We have included the results of operations from the East Bay and South Timbalier 26 acquisitions from the closing date of March 31, 2000 and the South Timbalier 22, 23 and 27 from the closing date of September 7, 2000. We have experienced substantial revenue and production growth as a result of these acquisitions.

     For the foregoing reasons, the East Bay, South Timbalier 26 and South Timbalier 22, 23 and 27 acquisitions will affect the comparability of our historical results of operations with results of operations in the current period.

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

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

     The following table presents information about our oil and gas operations.

                                                               Three Months Ended
                                                                     March 31,
                                                             -----------------------
                                                               2001            2000
                                                             --------        -------
NET PRODUCTION (per day):
     Oil (Bbls)                                                10,716          1,320
     Natural gas (Mcf)                                         33,470          3,039
         Total (Boe)                                           16,294          1,827
OIL & GAS REVENUES (in thousands)
     Oil                                                     $ 23,426        $ 3,315
     Natural Gas                                               22,745            647
         Total                                                 46,171          3,962
AVERAGE SALES PRICES (1):
     Oil (per Bbl)                                           $  24.29        $ 27.63
     Natural gas (per Mcf)                                       7.55           2.34
         Total (per Boe)                                        31.49          23.87
AVERAGE COSTS (per Boe):
     Lease operating expense                                 $   6.13        $  3.83
     Taxes, other than on earnings                               1.23              -
     Depreciation, depletion, and amortization                   7.33          10.21
     General and administrative expense
         (exclusive of stock-based compensation)                 2.68           9.83

(1) Net of the effect of hedging transactions which reduced oil price realizations by $3.17 per barrel and natural gas price realizations by $.02 per Mcf.

PRODUCTION

     CRUDE OIL AND CONDENSATE. Our net oil production for the first quarter of 2001 increased to 10,716 Bbls per day from 1,320 Bbls per day in the first quarter of 2000. The increase was the result of the acquisitions combined with 81 successful well operations, which commenced production after the first quarter of 2000, and were partially offset by natural declines from other producing wells.

     NATURAL GAS. Our net natural gas production for the first quarter of 2001 increased to 33,470 Mcf per day from 3,039 Mcf per day in the first quarter of 2000. The increase was the result of the acquisitions combined with 33 successful well operations, which commenced production after the first quarter of 2000, and were partially offset by natural declines from other producing wells.

REALIZED PRICES

     CRUDE OIL AND CONDENSATE. Our average realized oil price in the first quarter of 2001 was $24.29 per Bbl, a decrease of 12% from an average realized price of $27.63 per Bbl in the first quarter of 2000. Hedging activities in 2001 reduced oil price realizations by $3.17 per barrel or 12% from the $27.46 per Bbl that would have otherwise been received. We did not have any hedging contracts in place in the first quarter of 2000.

     NATURAL GAS. Our average realized natural gas price in the first quarter of 2001 was $7.55 per Mcf, an increase of 223% over an average realized price of $2.34 per Mcf in the first quarter of 2000. Hedging activities in 2001 reduced natural gas price realizations by $.02 per Mcf from the $7.57 per Mcf that

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

would have otherwise been received. We had no hedging positions for natural gas related to production in the first quarter of 2000.

NET INCOME AND REVENUES

     We recognized net income of $14.0 million in the first quarter of 2001 compared to net income of $60,000 in the first quarter of 2000. Our oil and natural gas revenues increased to $46.2 million in the first quarter of 2001, an increase from $4.0 million in the first quarter of 2000.

     The increases in net income and revenues in the first quarter of 2001 were primarily due to sharp increases in natural gas prices coupled with higher production volumes from acquisitions and drilling activities. In addition, we have recorded business interruption income of $3.5 million in the first quarter of 2001 as a result of the rupture of a high-pressure natural gas transfer line at the East Bay field. The rupture occurred in November 2000 and was restored to service in February 2001. The impact of these increases on net income was partially offset by higher costs associated with increased production volumes.


OPERATING EXPENSES

Operating expenses during the three month period ended March 31, 2001 were impacted by the following:

- Lease operating expense increased to $9.0 million in the first quarter of 2001 from $0.6 million in the first quarter of 2000. The increase was primarily attributable to the acquisitions and the additional production from 114 successful well operations, which commenced production after the first quarter of 2000.

- Taxes, other than on earnings increased to $1.8 million in the first quarter of 2001. The increase was primarily attributable to the acquisition of the East Bay field where a portion of the production is subject to Louisiana severance taxes and property taxes and to the expansion of our drill-to-earn activities at Greater Bay Marchand to areas located in Louisiana state waters, which are also subject to severance taxes. There were no such taxes in the first quarter of 2000.

- Depreciation, depletion and amortization increased to $10.7 million in the first quarter of 2001 from $1.7 million in the first quarter of 2000. The increase was primarily due to increased production volumes and an increased depreciable asset base resulting from the acquisitions and drilling activities.

- Other general and administrative expenses increased to $3.9 million in the first quarter of 2001 from $1.6 million in the first quarter of 2000. The increase was primarily due to increased consultant fees ($0.5 million), the hiring of additional personnel ($2.1 million), increased insurance costs ($0.2 million) and other costs associated with our acquisitions.

- Non-cash stock-based compensation expense of $0.8 million was recognized in the first quarter of 2001 related to the restricted stock and stock option grants made in April and October 2000.


OTHER INCOME AND EXPENSE

     INTEREST. Interest income and expense remained consistent for the quarters ended March 31, 2001 and 2000.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     We intend to use cash flows from operations and our revolving line of credit to fund our future development, exploration and acquisition activities. Our acquisitions in 2000 of the East Bay field, the South Timbalier 22, 23 and 27 interests and the additional interest in South Timbalier 26 field significantly impacted our cash flows from operations. Our future cash flow from operations will depend on our ability to maintain and increase production through our development and exploration drilling program, as well as the prices of oil and natural gas.

     Our credit facility consists of a $65 million revolving line of credit with a group of banks available through March 31, 2003 (the bank facility). The bank facility bears interest at LIBOR plus 1.25% to 2.25% based on the level of and utilization of the line of credit.

     At May 4, 2001, we had $10 million outstanding and $55.0 million of credit capacity available under the bank facility. The bank facility is secured by substantially all of our assets.

     Net cash of $28.3 million used in investing activities in the first three months of 2001 consisted primarily of oil and gas property capital and exploration expenditures. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During the first three months of 2001, we completed 8 drilling projects and 20 recompletion/workover projects, 23 of which were successful. During the first three months of 2000, we completed 6 drilling projects and 2 recompletion/workover projects, 7 of which were successful. Cash and cash equivalents at March 31, 2001 were $6.7 million.

     Our 2001 capital expenditure budget is focused on exploitation activities on prospects with multiple reservoirs, which we expect to increase our probability of success and to lead to accelerated payback of our investment. These exploitation activities also provide exploratory potential in deeper geologic formations. We have capital expenditure plans for the remaining nine months of 2001 totaling approximately $87.5 million. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, participation by other working interest owners and the prices of drilling rigs and other oilfield goods and services.

     We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that working capital, cash flows from operations and borrowings under our credit facility will be sufficient to meet our capital requirements through the end of 2001. However, additional financing may be required in the future to fund our growth and capital expenditures.


FORWARD LOOKING INFORMATION

     Any statements made in this document, other than those of historical fact, about an action, event or development, which we hope, believe or anticipate may or will occur in the future, are "forward-looking statements" under U.S. securities laws. Such statements are subject to various assumptions, risks and uncertainties, which are specifically described in our Annual Report on Form 10-K for the year ended December 31, 2000. Forward-looking statements are not guarantees of future performance or an assurance that the our current assumptions and projections are valid. Actual results may differ materially from those projected.

                              ENERGY PARTNERS, LTD.
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the credit agreements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2001, $5.0 million of our long-term debt had variable interest rates.

COMMODITY PRICE RISK

     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under the credit agreement is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell all of our oil and natural gas production under price sensitive or market price contracts.

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. Our crude oil commodity price hedging program uses financially-settled crude oil forward sales contracts and we do not use them for speculative purposes. As of March 31, 2001, we had contracts maturing monthly through May 2001 related to the sale of 366,000 barrels of oil at an average price of $22.57 per barrel. In April 2001, we expanded our commodity price hedging program to include financially-settled crude oil collar positions for the period July 2001 to December 2001 related to the sale of 552,000 barrels of oil with a floor of $24.00 per barrel and an average cap of $32.17 per barrel.

     We also have natural gas hedging positions, which utilize zero-cost collar contracts. As of March 31, 2001, we had contracts maturing monthly through December 2001 related to the net sale of 2,750,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu.

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

     Inclusive of the new contracts entered into in April 2001, our hedged volume approximated 33% of our estimated production from proved reserves for the balance of 2001.

     We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil may have on fair value of our derivative instruments. At March 31, 2001, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price is a $1.1 million increase in the deferred cost.

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

       None.

  (b)  Reports on Form 8-K:

       None.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENERGY PARTNERS, LTD.


Date: May 14, 2001                          By:   /s/ SUZANNE V. BAER
                                                  --------------------------------------
                                                  Suzanne V. Baer
                                                  Executive Vice President and Chief Financial Officer
                                                  (Authorized Officer and Principal
                                                  Financial Officer)


                                  EXHIBIT INDEX


     Exhibit
     Number        Description of Exhibits
     ---------     -----------------------

                   None