Form 10-Q
period 2001-06-30
ENERGY PARTNERS LTD
filed 2001-08-09
CIK 750199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2001

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

                Yes [X]  No [  ]

     As of August 3, 2001, there were 26,849,007 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.



================================================================================

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                           ------
PART I          FINANCIAL INFORMATION

   Item 1.  Financial Statements:
                Consolidated Balance Sheets as of June 30, 2001 and
                  December 31, 2000..........................................................................3

                Consolidated Statements of Operations for the three and six months ended
                  June 30, 2001 and 2000.....................................................................4

                Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2001 and 2000.....................................................................5

                Notes to Consolidated Financial Statements ..................................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................................10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................16

PART II         OTHER INFORMATION


   Item 4.  Submission Of Matters To The Vote Of Security Holders...........................................17
   Item 6.  Exhibits and Reports on Form 8-K................................................................17

ITEM 1. FINANCIAL STATEMENTS

                              ENERGY PARTNERS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     June 30,         December 31,
                                                                       2001               2000
                                                                   ------------       ------------
                                                                    (unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents                                     $      4,284       $      3,349
     Trade accounts receivable                                           23,809             28,930
     Fair value of commodity derivative instruments                         582                 --
     Prepaid expenses                                                     2,115              1,465
                                                                   ------------       ------------
         Total current assets                                            30,790             33,744

Property and equipment, at cost under the successful efforts
     method of accounting for oil and gas properties                    260,558            195,714
Less accumulated depreciation, depletion and amortization               (43,074)           (24,927)
                                                                   ------------       ------------
         Net property and equipment                                     217,484            170,787

Other assets                                                                  2              1,357
Deferred financing costs - net of accumulated amortization
     of $1,480 in 2001 and $1,027 in 2000                                 1,808              2,261
                                                                   ------------       ------------
                                                                   $    250,084       $    208,149
                                                                   ============       ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $      8,565       $     17,322
     Accrued expenses                                                    31,978             24,639
     Current maturities of long-term debt                                    82                 --
                                                                   ------------       ------------
         Total current liabilities                                       40,625             41,961

Long-term debt                                                           10,452                100
Deferred income taxes                                                    19,292              9,207
Other                                                                    10,531              6,290
                                                                   ------------       ------------
                                                                         80,900             57,558
                                                                   ------------       ------------
Stockholders' equity:
  Preferred Stock, $1 par value, authorized 1,700,000 shares;
      none issued                                                            --                 --
  Common stock, par value $0.01 per share. Authorized
     50,000,000 shares; issued and outstanding:
     2001 - 26,870,757 shares; 2000 - 26,400,147 shares                     269                264
  Additional paid-in capital                                            180,399            179,679
  Accumulated other comprehensive income                                    407                 --
  Accumulated deficit                                                   (11,891)           (29,352)
                                                                   ------------       ------------
         Total stockholders' equity                                     169,184            150,591
                                                                   ------------       ------------
                                                                   $    250,084       $    208,149
                                                                   ============       ============


          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                ---------------------------       ---------------------------
                                                   2001             2000             2001              2000
                                                ----------       ----------       ----------       ----------
Revenues:
  Oil and gas                                   $   37,287       $   26,047       $   83,458       $   30,009
  Other                                                (68)              66            3,691              347
                                                ----------       ----------       ----------       ----------
                                                    37,219           26,113           87,149           30,356
                                                ----------       ----------       ----------       ----------
Costs and expenses:
  Lease operating                                    9,824            5,813           18,816            6,449
  Taxes, other than on earnings                      2,000            1,543            3,808            1,543
  Exploration expenditures                           3,055              778            4,423              824
  Depreciation, depletion and amortization          11,551            6,591           22,297            8,286
  General and administrative:
     Stock-based compensation                          294            1,247            1,065            1,247
     Other general and administrative                4,893            2,698            8,826            4,330
                                                ----------       ----------       ----------       ----------
     Total costs and expenses                       31,617           18,670           59,235           22,679
                                                ----------       ----------       ----------       ----------
Income from operations                               5,602            7,443           27,914            7,677

Other income (expense):
  Interest income                                       98               97              226              328
  Interest expense                                    (435)          (2,671)            (864)          (3,057)
  Gain on sale of oil and gas assets                    --            7,781               41            7,781
                                                ----------       ----------       ----------       ----------
                                                      (337)           5,207             (597)           5,052
                                                ----------       ----------       ----------       ----------
     Income before income taxes                      5,265           12,650           27,317           12,729
Income taxes                                        (1,841)          (4,455)          (9,856)          (4,474)
                                                ----------       ----------       ----------       ----------
     Net income                                 $    3,424       $    8,195       $   17,461       $    8,255
                                                ----------       ----------       ----------       ----------
Less dividends earned on preferred stock
     and accretion of issuance costs                    --           (2,586)              --           (4,232)
                                                ----------       ----------       ----------       ----------
     Net income available to
           common stockholders                  $    3,424       $    5,609       $   17,461       $    4,023
                                                ==========       ==========       ==========       ==========
Basic income per share                          $     0.13       $     0.66       $     0.65       $     0.47
                                                ==========       ==========       ==========       ==========
Diluted income per share                        $     0.13       $     0.46       $     0.65       $     0.46
                                                ==========       ==========       ==========       ==========
Weighted average common shares used
 in computing income per share:
     Basic                                          26,867            8,537           26,859            8,494
     Incremental common shares                          93            9,330              103            9,330
                                                ----------       ----------       ----------       ----------
     Diluted                                        26,960           17,867           26,962           17,824
                                                ==========       ==========       ==========       ==========

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 Six Months Ended
                                                                      June 30,
                                                           -----------------------------
                                                              2001              2000
                                                           -----------       -----------
Cash flows from operating activities:
     Net income                                            $    17,461       $     8,255
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation, depletion and amortization                 22,297             8,286
       Gain on sale of oil and gas assets                          (41)           (7,781)
       Stock-based compensation                                  1,065             1,247
       Deferred income taxes                                     9,856             4,246
       Exploration expenditures                                  3,592               824
       Amortization of deferred financing costs                    453               255
                                                           -----------       -----------
                                                                54,683            15,332
       Changes in operating assets and liabilities:
         Trade accounts receivable                               5,121           (13,033)
         Prepaid expenses                                         (650)           (1,095)
         Other assets                                            1,355              (500)
         Accounts payable and accrued expenses                  (7,043)            6,292
         Other liabilities                                          90               147
                                                           -----------       -----------
            Net cash provided by operating activities           53,556             7,113
                                                           -----------       -----------

Cash flows used in investing activities:
     Property acquisitions                                      (1,370)         (117,390)
     Exploration and development expenditures                  (60,937)           (4,064)
     Other property and equipment additions                       (501)               --
     Proceeds from sale of oil and gas assets                       93            36,610
                                                           -----------       -----------
            Net cash used in investing activities              (62,715)          (84,844)
                                                           -----------       -----------
Cash flows from financing activities:
     Deferred financing costs                                       --            (2,737)
     Proceeds from long-term debt                               15,565           108,000
     Repayment of long-term debt                                (5,132)          (43,150)
     Other                                                        (339)               --
                                                           -----------       -----------
            Net cash provided by financing activities           10,094            62,113
                                                           -----------       -----------
            Net increase (decrease) in cash and cash
                equivalents                                        935           (15,618)

Cash and cash equivalents at beginning of period                 3,349            22,282
                                                           -----------       -----------
Cash and cash equivalents at end of period                 $     4,284       $     6,664
                                                           ===========       ===========

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


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

     The financial information as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and 2000 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

(2) COMPREHENSIVE INCOME

     The following table presents comprehensive income for the six months ended June 30, 2001 (in thousands).

Accumulated other comprehensive income as of December 31, 2000                                        $     --
Net income                                                                               $ 17,461
Other comprehensive income - net of tax
    Hedging activities
        Cumulative effect of change in accounting principle as of January 1, 2001          (2,412)
        Current period changes in fair value of settled contracts                          (1,093)
        Reclassification adjustments for settled contracts                                  3,430
        Changes in fair value of outstanding hedging positions                                482
                                                                                         --------
               Total other comprehensive income                                               407            407
                                                                                         --------       --------
Comprehensive income                                                                     $ 17,868
                                                                                         ========
Accumulated other comprehensive income as of June 30, 2001                                              $    407
                                                                                                        ========

     The Company did not have any items of comprehensive income for the six months ended June 30, 2000.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. On November 17, 1999 management and director stockholders placed in escrow 3,304,830 shares of common stock. These shares could not be voted by the management and director stockholders and all or a portion would only be released from escrow upon the attainment of specified reserve replacement targets or upon the completion of an initial public offering. Also, on the same date, a stockholder returned 3,291,720 shares

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


of common stock, which were cancelled. All of these shares have been excluded from the calculation of weighted average common shares for the quarter and six months ended June 30, 2000. The effect of preferred stock dividends and accretion of issuance costs on arriving at income available to common stockholders was none for the three and six month periods ended June 30, 2001 and $2.6 million and $4.2 million for the three and six month periods ended June 30, 2000, respectively.

     Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and convertible preferred stock shares that would have a dilutive effect on earnings per share. The number of dilutive convertible preferred stock shares and stock awards used in computing diluted earnings per share were 9,329,839 for the three and six month periods ended June 30, 2000 and the number of stock awards used were 92,657 and 102,750 for the three and six month periods ended June 30, 2001, respectively.

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

     The unaudited pro forma results of operations, assuming that such acquisitions and disposition occurred on January 1, 2000 are as follows (in thousands, except per share amounts):


                                                                              Six Months Ended
                                                                                June 30, 2000
                                                                              ----------------
                                                                                 (Unaudited)
Pro forma:
     Revenue.........................................                              $56,401
     Income from operations..........................                               21,233
     Net income......................................                               15,822
     Basic earnings per common share.................                              $  1.36
     Diluted earnings per common share...............                              $  0.89

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions and disposition taken place at the beginning of the period presented or future results of operations.

(5) HEDGING ACTIVITIES

     The Company has entered into derivative commodity instruments to manage commodity price risks associated with future crude oil and natural gas production but does not use them for speculative purposes. The Company's commodity price hedging program utilizes financially-settled zero-cost collar contracts to establish floor and ceiling prices on anticipated future crude oil and natural gas production and oil forward sales contracts to fix the price of anticipated future crude oil production. On

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (Statement 133), as amended, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by Statement 133, will be charged currently to earnings. The Company's current derivative instruments qualify as cash-flow hedges.

     As of June 30, 2001, the Company had financially-settled crude oil collar positions for the period July 2001 through December 2001 related to the sale of 552,000 barrels of oil with a floor of $24.00 per barrel and an average cap of $32.17 per barrel. The Company also has financially-settled natural gas collar positions maturing monthly through December 2001 related to the net sale of 1,840,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu.

     Hedging activities reduced natural gas and crude oil revenues by $3.1 million and $5.2 million in the three and six month periods ended June 30, 2001, respectively. The Company's hedging activities reduced oil revenues by $1.8 million for the six months ended June 30, 2000. There were no hedging contracts in place prior to March 31, 2000. In addition, in the three and six month periods ended June 30, 2001, the Company recognized a non-cash loss of $0.2 million and a gain of $0.1 million, respectively, in other revenues associated with hedge ineffectiveness resulting from certain option valuation changes inherent in the zero-cost collars on natural gas.

     In accordance with the transition provisions of Statement 133, on January 1, 2001, the Company recorded a net-of-tax cumulative-effect-type loss adjustment of $2.4 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. During the first half of 2001, losses of $3.4 million were transferred from accumulated other comprehensive income and the fair value of outstanding derivative assets increased $0.5 million resulting in an ending balance of $0.4 million related to hedging activities in accumulated other comprehensive income at June 30, 2001.

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

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


(7) ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statements 141 and 142 will not apply to the Company unless it enters into a future business combination. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

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

     For the foregoing reasons, the East Bay, South Timbalier 26 and South Timbalier 22, 23 and 27 acquisitions will affect the comparability of our historical results of operations with results of operations in the current year.

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

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

     The following table presents information about our oil and natural gas operations.



                                                       Three Months Ended          Six Months Ended
                                                             June 30,                  June 30,
                                                    ------------------------    ------------------------
                                                       2001          2000         2001           2000
                                                    ----------    ----------    ----------    ----------
NET PRODUCTION (per day):
     Oil (Bbls)                                         10,444         9,286        10,579         5,303
     Natural gas (Mcf)                                  34,718        13,205        34,098         8,127
         Total (Boe)                                    16,230        11,487        16,262         6,658
OIL & GAS REVENUES (in thousands)
     Oil                                            $   22,492    $   21,488    $   45,918    $   24,803
     Natural Gas                                        14,795         4,559        37,540         5,206
         Total                                          37,287        26,047        83,458        30,009
AVERAGE SALES PRICES (1):
     Oil (per Bbl)                                  $    23.67    $    25.43    $    23.98    $    25.70
     Natural gas (per Mcf)                                4.68          3.79          6.08          3.52
         Total (per Boe)                                 25.25         24.92         28.35         24.76
AVERAGE COSTS (per Boe):
     Lease operating expense                        $     6.65    $     5.56    $     6.39    $     5.32
     Taxes, other than on earnings                        1.35          1.48          1.29          1.27
     Depreciation, depletion, and amortization            7.82          6.30          7.58          6.84
     General and administrative expense
         (exclusive of stock-based compensation)          3.31          2.58          3.00          3.57



(1) Net of the effect of hedging transactions

PRODUCTION

     CRUDE OIL AND CONDENSATE. Our net oil production for the second quarter of 2001 increased to 10,444 Bbls per day from 9,286 Bbls per day in the second quarter of 2000. Our net oil production for the first six months of 2001 increased to 10,579 Bbls per day from 5,303 Bbls per day in the same period 2000. The increase for the quarter and six months was primarily due to 75 successful well operations, which commenced production after the second quarter of 2000, and were partially offset by natural declines from other producing wells.

     NATURAL GAS. Our net natural gas production for the second quarter of 2001 increased to 34,718 Mcf per day from 13,205 Mcf per day in the second quarter of 2000. Our net natural gas production for the first six months of 2001 increased to 34,098 Mcf per day from 8,127 Mcf per day in the same period of 2000. The increase for the quarter and six months was the result of 44 successful well operations, which commenced production after the second quarter of 2000, and were partially offset by natural declines from other producing wells.

     The overall increase in oil and natural gas production for the six month period in 2001 is also attributed to the 2000 acquisitions.

     As strong as these results were, we did not achieve the full growth in volumes we anticipated for the period. Drilling rig delays, longer-than-anticipated flowline hook up processes, together with weather related delays associated with Tropical Storm Allison all contributed to an unexpected but temporary slowdown in our drilling program and in our well completion schedule in the second quarter of 2001.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


REALIZED PRICES

     CRUDE OIL AND CONDENSATE. Our average realized oil price in the second quarter of 2001 was $23.67 per Bbl, a decrease of 7% from an average realized price of $25.43 per Bbl in the second quarter of 2000. Hedging activities reduced oil price realizations by $2.15 per Bbl or 8% from the $25.82 per Bbl that would have otherwise been received in the second quarter of 2001. In the second quarter of 2000, hedging activities reduced oil price realizations by $2.12 per Bbl or 8% from the $27.55 per Bbl that would have otherwise been received.

     Our average realized oil price in the first half of 2001 was $23.98 per Bbl, a decrease of 7% from an average realized price of $25.70 per Bbl in the first half of 2000. Hedging activities reduced oil price realizations by $2.67 per Bbl or 10% from the $26.65 per Bbl that would have otherwise been received in the first half of 2001. In the first half of 2000, hedging activities reduced oil price realizations by $1.85 per Bbl or 7% from the $27.55 per Bbl that would have otherwise been received.

     NATURAL GAS. Our average realized natural gas price in the second quarter of 2001 was $4.68 per Mcf, an increase of 24% over an average realized price of $3.79 per Mcf in the second quarter of 2000. As a result of our natural gas collar positions, hedging activities did not impact realized prices in the second quarter of 2001. We had no hedging positions for natural gas related to production in the second quarter of 2000.

     Our average realized natural gas price in the first half of 2001 was $6.08 per Mcf, an increase of 73% over an average realized price of $3.52 per Mcf in the first half of 2000. In the first half of 2001, hedging activities reduced natural gas price realizations by $0.01 per Mcf from the $6.09 per Mcf that would have otherwise been received. We had no hedging positions for natural gas related to production in the first half of 2000.

NET INCOME AND REVENUES

     We recognized net income of $3.4 million in the second quarter of 2001 compared to net income of $8.2 million in the second quarter of 2000. Exclusive of the gain on sale of assets in the second quarter of 2000, our net income would have been $3.2 million. Our oil and natural gas revenues increased to $37.3 million in the second quarter of 2001, an increase of $11.3 million from $26 million in the second quarter of 2000.

     We recognized net income of $17.5 million in the first half of 2001 compared to net income of $8.3 million in the first half of 2000. Our oil and natural gas revenues increased to $83.5 million in the first half of 2001, an increase of $53.5 million from $30.0 million in the first half of 2000.

     The increases in net income and revenues in the three and six month periods of 2001 were primarily due to sharp increases in natural gas prices coupled with higher production volumes from acquisitions and drilling activities. In addition, we recorded business interruption income of $3.5 million in the first quarter of 2001 as a result of the rupture of a high-pressure natural gas transfer line at the East Bay field. The rupture occurred in November 2000 and was restored to service in February 2001. The impact of these increases on net income was partially offset by higher costs associated with increased production volumes.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


OPERATING EXPENSES

Operating expenses during the three and six month periods ended June 30, 2001 and 2000 were impacted by the following:

o Lease operating expense increased to $9.8 million in the second quarter of 2001 from $5.8 million in the second quarter of 2000. The increase was attributable to additional production from 119 successful well operations, which commenced production after the second quarter of 2000, $0.7 million incurred on 8 workovers in May 2001 and repairs attributed to Tropical Storm Allison.

     Lease operating expense increased to $18.8 million in the first half of 2001 from $6.4 million in the first half of 2000. The increase was primarily attributable to the acquisitions combined with additional production from successful well operations and costs incurred for workovers and repairs.

o Taxes, other than on earnings increased to $2.0 million in the second quarter of 2001 from $1.5 million in the second quarter of 2000. The increase was primarily attributable to the increase in production.

     Taxes, other than on earnings increased to $3.8 million in the first half of 2001 from $1.5 million in the first half of 2000. The increase was primarily attributable to the acquisition of the East Bay field on March 31, 2000, where a portion of the production is subject to Louisiana severance taxes and property taxes. Prior to that time, we did not hold an interest in properties subject to these taxes.

o Depreciation, depletion and amortization increased to $11.6 million in the second quarter of 2001 from $6.6 million in the second quarter of 2000. Depreciation, depletion and amortization increased to $22.3 million in the first half of 2001 from $8.3 million in the first half of 2000. The increases were primarily due to increased production volumes and an increased depreciable asset base resulting from the acquisitions and drilling activities.

o Other general and administrative expenses increased to $4.9 million in the second quarter of 2001 from $2.7 million in the second quarter of 2000. The increase was primarily due to increased consultant fees ($0.6 million), the hiring of additional personnel ($0.8 million) and increased insurance costs ($0.4 million) as a result of our increased operations.

     Other general and administrative expenses increased to $8.8 million in the first half of 2001 from $4.3 million in the first half of 2000. The increase was primarily due to increased consultant fees ($1.0 million), the hiring of additional personnel ($2.1 million), increased insurance costs ($0.7 million) and other costs associated with our acquisitions and growth.

o Non-cash stock-based compensation expense of $0.3 million was recognized in the second quarter of 2001, a decrease from $1.2 million recognized in the second quarter of 2000. Non-cash stock-based compensation expense of $1.1 million was recognized in the first half of 2001, a decrease from $1.2 million recognized in the first half of 2000. The expense relates to restricted stock and stock option grants made in April and October 2000 and will decrease as the grants vest.

OTHER INCOME AND EXPENSE

     INTEREST. Interest expense decreased to $0.4 million in the second quarter of 2001 from $2.7 million in the second quarter of 2000. Interest expense also decreased for the year to date period to $0.9 million in 2001 from $3.1 million in 2000. The decrease is a result of the repayment of borrowings under our bank facility which had been drawn for the acquisitions completed on March 31, 2000.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     GAIN ON SALE OF OIL AND GAS ASSETS. On April 20, 2000, we sold a 50% working interest in the South Timbalier 26 field, resulting in a gain of approximately $7.8 million ($5.0 million after tax). Sales in 2001 are comprised of equipment used for our oil and gas operations.

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

     At August 3, 2001, we had $15 million outstanding and $50 million of credit capacity available under the bank facility. The bank facility is secured by substantially all of our assets.

     Net cash of $62.7 million used in investing activities in the first six months of 2001 consisted primarily of oil and gas property capital and exploration expenditures. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During the first half of 2001, we completed 15 drilling projects and 31 recompletion/workover projects, 38 of which were successful. During the first half of 2000, we completed 13 drilling projects and nine recompletion/workover projects, 19 of which were successful. Cash and cash equivalents at June 30, 2001 were $4.3 million.

     Our 2001 capital expenditure budget is focused on exploitation activities on prospects with multiple reservoirs, which we expect to increase our probability of success and to lead to accelerated payback of our investment. These exploitation activities also provide exploratory potential in deeper geologic formations. We have capital expenditure plans for the remaining six months of 2001 totaling approximately $45 million. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, participation by other working interest owners and the prices of drilling rigs and other oilfield goods and services.

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

     In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement 141, Business Combinations, Statement 142, Goodwill and Other Intangible Assets, and Statement 143, Accounting for Asset Retirement Obligations. Statement 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. Statement 142 requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement 143 is effective for fiscal years beginning after June 15, 2002. Statements 141 and 142 will not apply to us unless we enter into a future business combination. We are currently assessing the impact of Statement 143 on our financial condition and results of operations.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


FORWARD LOOKING INFORMATION

     Any statements made in this document, other than those of historical fact, about an action, event or development, which we hope, believe or anticipate may or will occur in the future, are "forward-looking statements" under U. S. securities laws. Such statements are subject to various assumptions, risks and uncertainties, which are specifically described in our Annual Report on Form 10-K for the year ended December 31, 2000. Forward-looking statements are not guarantees of future performance or an assurance that the our current assumptions and projections are valid. Actual results may differ materially from those projected.

                              ENERGY PARTNERS, LTD.
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the credit agreements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2001, $10 million of our long-term debt had variable interest rates.

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

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. Our crude oil commodity price hedging program used only financially-settled crude oil forward sales contracts through the second quarter of 2001. In April 2001, we expanded our commodity price hedging program to include financially-settled crude oil collar positions for the period July 2001 to December 2001 related to the sale of 552,000 barrels of oil with a floor of $24.00 per barrel and an average cap of $32.17 per barrel.

     We also have natural gas hedging positions, which utilize zero-cost collar contracts. As of June 30, 2001, we had contracts maturing monthly through December 2001 related to the net sale of 1,840,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu.

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

     Our hedged volume as of June 30, 2001, approximated 29% of our estimated production from proved reserves for the balance of 2001.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil may have on fair value of our derivative instruments. At June 30, 2001, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price is a $0.6 million to $0.8 million increase in the deferred asset.

      For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

a) The annual meeting of the stockholders of the Company was held on May 2, 2001 (the "Annual Meeting").

b) At the Annual Meeting, the stockholders of the Company elected Richard A. Bachmann, Austin M. Beutner, John C. Bumgarner, Jr., Harold D. Carter, Robert D. Gershen, William O. Hiltz, Dr. Eamon M. Kelly and John G. Phillips to serve as directors until the next annual meeting of stockholders.

(c) The voting tabulation for the election of the eight directors is as follows:


             DIRECTOR                         FOR             WITHHELD
             ---------------------------------------------------------
             Richard A. Bachmann           21,758,289        1,359,226
             Austin M. Beutner             23,113,765            3,750
             John C. Bumgarner, Jr.        21,615,189        1,502,326
             Harold D. Carter              23,113,965            3,550
             Robert D. Gershen             23,115,465            2,050
             Willian O. Hiltz              23,113,965            3,550
             Dr. Eamon M, Kelley           23,115,565            1,950
             John G. Phillips              23,115,465            2,050

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K:

     None


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENERGY PARTNERS, LTD.



Date: August 9, 2001             By: /s/ SUZANNE V. BAER
                                    -------------------------------------------
                                    Suzanne V. Baer
                                    Executive Vice President and Chief Financial
                                    Officer
                                    (Authorized Officer and Principal
                                    Financial Officer)

                                INDEX TO EXHIBIT



EXHIBIT
NUMBER         DESCRIPTION
------         -----------

               None