Form 10-Q
period 2001-09-30
ENERGY PARTNERS LTD
filed 2001-11-13
CIK 750199

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                  ---------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes [X] No [ ]

     As of November 5, 2001, there were 26,850,507 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.



================================================================================

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I          FINANCIAL INFORMATION

   Item 1.  Financial Statements:
                Consolidated Balance Sheets as of September 30, 2001 and
                  December 31, 2000..........................................................................3

                Consolidated Statements of Operations for the three and nine months ended
                  September 30, 2001 and 2000................................................................4

                Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2001 and 2000................................................................5

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

ITEM 1. FINANCIAL STATEMENTS
                              ENERGY PARTNERS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 September 30,      December 31,
                                                                                      2001             2000
                                                                                 -------------      ------------
                                                                                  (unaudited)
     ASSETS
Current assets:
     Cash and cash equivalents                                                     $   9,989         $   3,349
     Trade accounts receivable                                                        16,946            28,930
     Fair value of commodity derivative instruments                                    1,165                --
     Prepaid expenses                                                                  2,140             1,465
                                                                                   ---------         ---------
         Total current assets                                                         30,240            33,744

Property and equipment, at cost under the successful efforts
     method of accounting for oil and gas properties                                 285,681           195,714
Less accumulated depreciation, depletion and amortization                            (53,818)          (24,927)
                                                                                   ---------         ---------
         Net property and equipment                                                  231,863           170,787

Other assets                                                                               2             1,357
Deferred financing costs - net of accumulated amortization
     of $1,738 in 2001 and $1,027 in 2000                                              1,550             2,261
                                                                                   ---------         ---------
                                                                                   $ 263,655         $ 208,149
                                                                                   =========         =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $   8,023         $  17,322
     Accrued expenses                                                                 31,163            24,639
     Current maturities of long-term debt                                                 83                --
                                                                                   ---------         ---------
         Total current liabilities                                                    39,269            41,961

Long-term debt                                                                        25,430               100
Deferred income taxes                                                                 18,459             9,207
Other                                                                                 12,761             6,290
                                                                                   ---------         ---------
                                                                                      95,919            57,558
                                                                                   ---------         ---------
Stockholders' equity:
  Preferred Stock, $1 par value, authorized 1,700,000 shares;
      none issued                                                                         --                --
  Common stock, par value $0.01 per share. Authorized
     50,000,000 shares; issued and outstanding:
     2001 - 26,870,757 shares; 2000 - 26,400,147 shares                                  269               264
  Additional paid-in capital                                                         180,680           179,679
  Accumulated other comprehensive income                                                 746                --
  Accumulated deficit                                                                (13,959)          (29,352)
                                                                                   ---------         ---------
         Total stockholders' equity                                                  167,736           150,591
                                                                                   ---------         ---------
                                                                                   $ 263,655         $ 208,149
                                                                                   =========         =========

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                  ---------------------------         ---------------------------
                                                     2001             2000              2001              2000
                                                  ---------         ---------         ---------         ---------
Revenues:
  Oil and gas                                     $  33,528         $  30,636         $ 116,986         $  60,646
  Other                                                 152                98             3,843               444
                                                  ---------         ---------         ---------         ---------
                                                     33,680            30,734           120,829            61,090
                                                  ---------         ---------         ---------         ---------
Costs and expenses:
  Lease operating                                     8,581             6,091            27,397            12,540
  Taxes, other than on earnings                       1,944             2,084             5,752             3,629
  Exploration expenditures                            7,888               269            12,311             1,093
  Depreciation, depletion and amortization           12,916             7,499            35,213            15,785
  General and administrative:
      Stock-based compensation                          293               738             1,358             1,985
      Other general and administrative                4,641             3,036            13,467             7,365
                                                  ---------         ---------         ---------         ---------
      Total costs and expenses                       36,263            19,717            95,498            42,397
                                                  ---------         ---------         ---------         ---------
Income (loss) from operations                        (2,583)           11,017            25,331            18,693
                                                  ---------         ---------         ---------         ---------
Other income (expense):
  Interest income                                        72               117               298               445
  Interest expense                                     (515)           (2,783)           (1,379)           (5,839)
  Gain on sale of oil and gas assets                     33                --                74             7,781
                                                  ---------         ---------         ---------         ---------
                                                       (410)           (2,666)           (1,007)            2,387
                                                  ---------         ---------         ---------         ---------
      Income (loss) before income taxes             (2,993)            8,351            24,324            21,080
Income taxes                                           924            (3,161)           (8,932)           (7,634)
                                                  ---------         ---------         ---------         ---------
      Net income (loss)                           $  (2,069)        $   5,190         $  15,392         $  13,446
                                                  ---------         ---------         ---------         ---------
Less dividends earned on preferred stock
      and accretion of issuance costs                    --            (1,742)               --            (5,975)
                                                  ---------         ---------         ---------         ---------
      Net income (loss) available to
         common stockholders                      $  (2,069)        $   3,448         $  15,392         $   7,471
                                                  =========         =========         =========         =========
Basic income (loss) per share                     $   (0.08)        $    0.40         $   0. 57         $    0.88
                                                  =========         =========         =========         =========
Diluted income (loss) per share                   $   (0.08)        $    0.29         $    0.57         $    0.75
                                                  =========         =========         =========         =========
Weighted average common shares used
 in computing income (loss) per share:
     Basic                                           26,871             8,555            26,863             8,519
     Incremental common shares                           --             9,528                96             9,528
                                                  ---------         ---------         ---------         ---------
     Diluted                                         26,871            18,083            26,959            18,047
                                                  =========         =========         =========         =========


          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Nine Months Ended
                                                                    September 30,
                                                             ---------------------------
                                                               2001              2000
                                                             ---------         ---------
Cash flows from operating activities:
     Net income                                              $  15,392         $  13,446
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation, depletion and amortization               35,213            15,785
         Gain on sale of oil and gas assets                        (74)           (7,781)
         Stock-based compensation                                1,358             1,985
         Deferred income taxes                                   8,833             7,484
         Exploration expenditures                               10,909             1,093
         Amortization of deferred financing costs                  711               548
                                                             ---------         ---------
                                                                72,342            32,560
       Changes in operating assets and liabilities:
         Trade accounts receivable                              11,985           (11,525)
         Prepaid expenses                                         (675)             (898)
         Other assets                                            1,354              (843)
         Accounts payable and accrued expenses                  (6,679)            8,212
         Other liabilities                                         164               194
                                                             ---------         ---------
            Net cash provided by operating activities           78,491            27,700
                                                             ---------         ---------

Cash flows used in investing activities:
     Property acquisitions                                      (2,649)         (119,293)
     Exploration and development expenditures                  (93,731)          (15,896)
     Other property and equipment additions                       (660)               --
     Proceeds from sale of oil and gas assets                      127            36,610
                                                             ---------         ---------
            Net cash used in investing activities              (96,913)          (98,579)
                                                             ---------         ---------
Cash flows from financing activities:
     Deferred financing costs                                       --            (3,113)
     Proceeds from long-term debt                               30,565           108,000
     Repayment of long-term debt                                (5,152)          (44,150)
     Other                                                        (351)               --
                                                             ---------         ---------
            Net cash provided by financing activities           25,062            60,737
                                                             ---------         ---------
            Net increase (decrease) in cash and cash
               equivalents                                       6,640           (10,142)

Cash and cash equivalents at beginning of period                 3,349            22,282
                                                             ---------         ---------
Cash and cash equivalents at end of period                   $   9,989         $  12,140
                                                             =========         =========


          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

     Certain information and footnote disclosures normally made in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The financial information as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

(2) COMPREHENSIVE INCOME

     The following table presents comprehensive income for the nine months ended September 30, 2001 (in thousands).


Accumulated other comprehensive income as of December 31, 2000                                            $     --
Net income                                                                               $ 15,392
Other comprehensive income - net of tax:
    Hedging activities:
        Cumulative effect of change in accounting principle as of January 1, 2001          (2,412)
        Current period changes in fair value of settled contracts                            (954)
        Reclassification adjustments for settled contracts                                  3,318
        Changes in fair value of outstanding hedging positions                                794
                                                                                         --------
               Total other comprehensive income                                               746              746
                                                                                         --------         --------
Comprehensive income                                                                     $ 16,138
                                                                                         ========
Accumulated other comprehensive income as of September 30, 2001                                           $    746
                                                                                                          ========

     The Company did not have any items of comprehensive income for the nine months ended September 30, 2000.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. On November 17, 1999 management and director stockholders placed in escrow 3,304,830 shares of common stock. These shares could not be voted by the management and director stockholders and all or a portion would only be released from escrow upon the attainment of specified reserve replacement targets or upon the completion of an initial public offering. Also, on the same date, a stockholder returned 3,291,720 shares

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

of common stock, which were cancelled. All of these shares have been excluded from the calculation of weighted average common shares for the quarter and nine months ended September 30, 2000. The effect of preferred stock dividends and accretion of issuance costs on arriving at income available to common stockholders was none for the three and nine month periods ended September 30, 2001 and $1.7 million and $6.0 million for the three and nine month periods ended September 30, 2000, respectively.

     Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and convertible preferred stock shares that would have a dilutive effect on earnings per share. The aggregate number of dilutive convertible preferred stock shares and stock awards used in computing diluted earnings per share was 9,528,321 for the three and nine month periods ended September 30, 2000 and the number of stock awards used in computing diluted earnings per share was none and 96,293 for the three and nine month periods ended September 30, 2001, respectively.

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

     The unaudited pro forma results of operations, assuming that such acquisitions and disposition occurred on January 1, 2000 are as follows (in thousands, except per share amounts):

                                         Nine Months Ended
                                         September 30, 2000
                                         ------------------
                                            (Unaudited)
Pro forma:
     Revenue .........................        $87,135
     Income from operations ..........         32,250
     Net income ......................         21,012
     Basic earnings per common share .        $  1.77
     Diluted earnings per common share        $  1.16

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions and disposition taken place at the beginning of the period presented or future results of operations.

(5) HEDGING ACTIVITIES

     The Company has entered into derivative commodity instruments to manage commodity price risks associated with future crude oil and natural gas production but does not use them for speculative purposes. The Company's commodity price hedging program utilizes financially-settled zero-cost collar contracts to establish floor and ceiling prices on anticipated future crude oil and natural gas production and oil forward sales contracts to fix the price of anticipated future crude oil production. On

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (Statement 133), as amended, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by Statement 133, will be charged currently to earnings. The Company's current derivative instruments qualify as cash-flow hedges.

     As of September 30, 2001, the Company had financially-settled crude oil collar positions for the period October 2001 through December 2001 related to the sale of 276,000 barrels of oil with a floor of $24.00 per barrel and an average cap of $32.17 per barrel. The Company also has financially-settled natural gas collar positions maturing monthly through December 2001 related to the net sale of 920,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu.

     Natural gas and crude oil revenues were increased by $0.2 million as a result of hedging activities in the three months ended September 30, 2001 and were decreased by $5.0 million in the nine month period ended September 30, 2001. The Company's hedging activities reduced oil revenues by $4.1 million and $5.9 million for the three and nine months ended September 30, 2000, respectively.

    In accordance with the transition provisions of Statement 133, on January 1, 2001, the Company recorded a net-of-tax cumulative-effect-type loss adjustment of $2.4 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. During the first nine months of 2001, losses of $3.3 million were transferred from accumulated other comprehensive income and the fair value of outstanding derivative assets increased $0.8 million resulting in an ending balance of $0.7 million related to hedging activities in accumulated other comprehensive income at September 30, 2001.

     As of September 30, 2001, the Company expected to transfer $0.1 million of the original transition adjustment recorded in other comprehensive income to reduce earnings during the remainder of 2001. The Company expected to transfer approximately $1.2 million of net deferred gains in accumulated other comprehensive income as of September 30, 2001 to earnings during the next three months when the forecasted transactions actually occur.

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

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


(7) ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board has issued four new pronouncements:

     o Statement 141, Business Combinations, requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

     o Statement 142, Goodwill and Other Intangible Assets, requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

     o Statement 143, Accounting for Asset Retirement Obligations, requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

     o Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This Statement is effective for fiscal years beginning after December 15, 2001.

     Statements 141 and 142 will not apply to the Company unless it enters into a future business combination or acquires other intangible assets. The Company is currently assessing the impact of Statements 143 and 144 on its financial condition and results of operations.

(8) RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in fiscal 2001.

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

     In March 2000, we acquired an 80% working interest in South Timbalier 26 and subsequently, in April 2000, sold 50% of our working interest in South Timbalier 26. On March 31, 2000, we closed the purchase of an average 96.1% working interest in the East Bay field and in September 2000, we closed the acquisition of a 14.6% working interest in South Timbalier 22, 23 and 27.

     We have included the results of operations from the East Bay and South Timbalier 26 acquisitions from the closing date of March 31, 2000 and the South Timbalier 22, 23 and 27 from the closing date of September 7, 2000. We have experienced substantial revenue and production growth as a result of these acquisitions.

     For the foregoing reasons, the East Bay, South Timbalier 26 and South Timbalier 22, 23 and 27 acquisitions will affect the comparability of our results of operations for the nine month periods ended September 30, 2001 and 2000.

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

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

     The following table presents information about our oil and natural gas operations.

                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                        September 30,
                                                        -------------------------           --------------------------
                                                          2001             2000              2001               2000
                                                        -------           -------           -------            -------
NET PRODUCTION (per day):
     Oil (Bbls)                                          10,566             9,777            10,575              6,806
     Natural gas (Mcf)                                   35,289            16,146            34,499             10,819
         Total (Boe)                                     16,448            12,468            16,325              8,609
OIL & GAS REVENUES (in thousands)
     Oil                                                $24,300           $23,545           $70,218            $48,349
     Natural Gas                                          9,228             7,091            46,768             12,297
         Total                                           33,528            30,636           116,986             60,646
AVERAGE SALES PRICES (1):
     Oil (per Bbl)                                      $ 25.00           $ 26.16           $ 24.32            $ 25.92
     Natural gas (per Mcf)                                 2.84              4.77              4.97               4.15
         Total (per Boe)                                  22.16             26.71             26.25              25.71
AVERAGE COSTS (per Boe):
     Lease operating expense                            $  5.67           $  5.31           $  6.15            $  5.32
     Taxes, other than on earnings                         1.28              1.82              1.29               1.53
     Depreciation, depletion, and amortization             8.54              6.54              7.90               6.69
     General and administrative expense
         (exclusive of stock-based compensation)           3.07              2.65              3.02               3.12

(1)  Net of the effect of hedging transactions

PRODUCTION

     CRUDE OIL AND CONDENSATE. Our net oil production for the third quarter of 2001 increased to 10,566 Bbls per day from 9,777 Bbls per day in the third quarter of 2000. Our net oil production for the first nine months of 2001 increased to 10,575 Bbls per day from 6,806 Bbls per day in the same period in 2000. The increase for the quarter and nine months was primarily due to 38 successful oil well operations, which commenced production after the third quarter of 2000, and were partially offset by natural declines from other producing wells.

     NATURAL GAS. Our net natural gas production for the third quarter of 2001 increased to 35,289 Mcf per day from 16,146 Mcf per day in the third quarter of 2000. Our net natural gas production for the first nine months of 2001 increased to 34,499 Mcf per day from 10,819 Mcf per day in the same period of 2000. The increase for the quarter and nine months was the result of 48 successful natural gas well operations, which commenced production after the second quarter of 2000, and were partially offset by natural declines from other producing wells.

     The overall increase in oil and natural gas production for the nine month period in 2001 is also attributed to the 2000 acquisitions.

     These results were strong as compared to the third quarter of 2000, however we did not achieve the full growth in volumes we anticipated from the second quarter of 2001. We encountered down time as a result of Tropical Storm Barry and some of our production was shut-in at East Bay as a result of maintenance on the Tennessee Gas Pipeline used to transport our natural gas production. These interruptions combined for lost production of 570 Boe per day for the quarter.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


REALIZED PRICES

     CRUDE OIL AND CONDENSATE. Our average realized oil price in the third quarter of 2001 was $25.00 per Bbl, a decrease of 4% from an average realized price of $26.16 per Bbl in the third quarter of 2000. Hedging activities in the third quarter of 2000 reduced oil price realizations by $4.60 per Bbl or 15% from the $30.76 per Bbl that would have otherwise been received. As a result of our oil collar positions, hedging activities did not impact realized prices in the third quarter of 2001.

     Our average realized oil price in the first nine months of 2001 was $24.32 per Bbl, a decrease of 6% from an average realized price of $25.92 per Bbl in the first nine months of 2000. Hedging activities reduced oil price realizations by $1.77 per Bbl or 7% from the $26.09 per Bbl that would have otherwise been received in the first nine months of 2001. In the first nine months of 2000, hedging activities reduced oil price realizations by $3.18 per Bbl or 11% from the $29.10 per Bbl that would have otherwise been received.

     NATURAL GAS. Our average realized natural gas price in the third quarter of 2001 was $2.84 per Mcf, a decrease of 40% from an average realized price of $4.77 per Mcf in the third quarter of 2000. Hedging activities in the third quarter of 2001 increased natural gas realizations by $0.05 per Mcf or 2% from the $2.79 per Bbl that would have otherwise been received. We had no hedging positions for natural gas related to production in the third quarter of 2000.

     Our average realized natural gas price in the first nine months of 2001 was $4.97 per Mcf, an increase of 20% over an average realized price of $4.15 per Mcf in the first nine months of 2000. In the first nine months of 2001, hedging activities increased natural gas price realizations by $0.02 per Mcf from the $4.95 per Mcf that would have otherwise been received. We had no hedging positions for natural gas related to production in the first nine months of 2000.

NET INCOME AND REVENUES

     We recognized a net loss of $2.1 million in the third quarter of 2001 compared to net income of $5.2 million in the third quarter of 2000. Our oil and natural gas revenues increased to $33.5 million in the third quarter of 2001, an increase of $2.9 million from $30.6 million in the third quarter of 2000.

     We recognized net income of $15.4 million in the first nine months of 2001 compared to net income of $13.4 million in the first nine months of 2000. Exclusive of the gain on sale of assets in April of 2000, our net income would have been $8.4 million. Our oil and natural gas revenues increased to $117.0 million in the first nine months of 2001, an increase of $56.4 million from $60.6 million in the first nine months of 2000.

     The increases in net income and revenues in the nine month period of 2001 was primarily due to increases in natural gas prices coupled with higher production volumes from acquisitions and drilling activities. In addition, we recorded business interruption income of $3.5 million in the first quarter of 2001 as a result of the rupture of a high-pressure natural gas transfer line at the East Bay field. The rupture occurred in November 2000 and was restored to service in February 2001. The impact of these increases on net income was partially offset by higher costs associated with increased production volumes.

     The increase in revenues in the third quarter of 2001 was primarily due higher production volumes from drilling activities while the decrease in net income in the same period was due to higher exploration expense due to our increased exploration program along with higher costs associated with increased production volumes.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


OPERATING EXPENSES

     Operating expenses during the three and nine month periods ended September 30, 2001 and 2000 were impacted by the following:

o Lease operating expense increased to $8.6 million in the third quarter of 2001 from $6.1 million in the third quarter of 2000. The increase was attributable to additional production from 86 successful well operations, which commenced production after the third quarter of 2000.

     Lease operating expense increased to $27.4 million in the first nine months of 2001 from $12.5 million in the first nine months of 2000. The increase was primarily attributable to the acquisitions combined with additional production from successful well operations and costs incurred on eight workovers in May 2001 and repairs attributed to Tropical Storm Allison.

o Taxes, other than on earnings remained relatively consistent at $1.9 million in the third quarter of 2001 compared to $2.1 million in the third quarter of 2000.

     Taxes, other than on earnings increased to $5.8 million in the first nine months of 2001 from $3.6 million in the first nine months of 2000. The increase was primarily attributable to the acquisition of the East Bay field on March 31, 2000, where a portion of the production is subject to Louisiana severance taxes and property taxes. Prior to that time, we did not hold an interest in properties subject to these taxes.

o Exploration expenditures increased to $7.9 million in the third quarter of 2001 from $0.3 million in the third quarter of 2000. The expense in 2001 is primarily the result of two exploratory wells that were not commercially successful.

     Exploration expenditures increased to $12.3 million in the first nine months of 2001 from $1.1 million in the first nine months of 2000. The increased expense in 2001 is the result of seismic expenditures and dry hole charges as a result of our increased exploration program.

o Depreciation, depletion and amortization increased to $12.9 million in the third quarter of 2001 from $7.5 million in the third quarter of 2000. Depreciation, depletion and amortization increased to $35.2 million in the first nine months of 2001 from $15.8 million in the first nine months of 2000. The increases were primarily due to increased production volumes and an increased depreciable asset base resulting from the acquisitions and drilling activities.

o Other general and administrative expenses increased to $4.6 million in the third quarter of 2001 from $3.0 million in the third quarter of 2000. The increase was primarily due to the hiring of additional personnel ($0.3 million), increased office rent and IT costs ($0.3 million) and increased insurance costs ($0.5 million) as a result of our increased operations.

     Other general and administrative expenses increased to $13.5 million in the first nine months of 2001 from $7.4 million in the first nine months of 2000. The increase was primarily due to increased consultant fees ($0.5 million), the hiring of additional personnel ($2.4 million), increased office rent and IT costs ($0.7 million) increased insurance costs ($1.2 million) and other costs associated with our acquisitions and growth.

o Non-cash stock-based compensation expense of $0.3 million was recognized in the third quarter of 2001, a decrease from $0.7 million recognized in the third quarter of 2000. Non-cash stock-based compensation expense of $1.4 million was recognized in the first nine months of 2001, a decrease from $2.0 million recognized in the first nine months of 2000. The expense relates to restricted stock and stock option grants made in April and October 2000 and will continue to decrease as the grants vest.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


OTHER INCOME AND EXPENSE

     INTEREST. Interest expense decreased to $0.5 million in the third quarter of 2001 from $2.8 million in the third quarter of 2000. Interest expense also decreased for the year to date period to $1.4 million in 2001 from $5.8 million in 2000. The decreases are a result of lower interest rates and the repayment of borrowings under our bank facility which had been drawn for the acquisitions completed on March 31, 2000.

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

     Our credit facility, as amended on August 1, 2001, consists of a $65 million revolving line of credit with a group of banks available through March 31, 2003 (the bank facility). The bank facility permits both prime rate based borrowings and London interbank offered rate (LIBOR) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.25% to 2.0% above LIBOR and 0% to 0.50% above prime. Indebtedness under the bank facility is secured by substantially all of our assets. The credit facility contains customary events of default and requires that we satisfy various financial covenants. At November 5, 2001, we had $25 million outstanding and $40 million of credit capacity available under the bank facility.

     Net cash of $96.9 million used in investing activities in the first nine months of 2001 consisted primarily of oil and gas property capital and exploration expenditures. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During the first nine months of 2001, we completed 22 drilling projects and 58 recompletion/workover projects, 68 of which were successful. During the first nine months of 2000, we completed 20 drilling projects and 69 recompletion/workover projects, 80 of which were successful. Cash and cash equivalents at September 30, 2001 were $10.0 million.

     Our 2001 capital expenditure budget is focused on exploitation activities on prospects with multiple reservoirs, which we expect to increase our probability of success and to lead to accelerated payback of our investment. These exploitation activities also provide exploratory potential in deeper geologic formations. We have capital expenditure plans for the remaining three months of 2001 ranging between $4 million and $10 million. Actual levels of capital expenditures may vary significantly due to many factors, including drilling results, oil and natural gas prices, industry conditions, participation by other working interest owners and the prices of drilling rigs and other oilfield goods and services. In response to some of these factors, our anticipated capital expenditures for the remainder of 2001 reflect a reduction from our initial capital budget of $120 million for fiscal 2001.

     We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that working capital, cash flows from operations and borrowings under our bank facility will be sufficient to meet our capital requirements through the end of 2001. However, additional financing may be required in the future to fund our growth and capital expenditures.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


FORWARD LOOKING INFORMATION

     Any statements made in this document, other than those of historical fact, about an action, event or development, which we hope, believe or anticipate may or will occur in the future, are "forward-looking statements" under U. S. securities laws. Such statements are subject to various assumptions, risks and uncertainties, which are specifically described in our Annual Report on Form 10-K for the year ended December 31, 2000. Forward-looking statements are not guarantees of future performance or assurances that our current assumptions and projections are valid. Actual results may differ materially from those projected.

                              ENERGY PARTNERS, LTD.
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the credit agreements. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2001, $25 million of our long-term debt had variable interest rates.

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

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. Our crude oil commodity price hedging program used only financially-settled crude oil forward sales contracts through the second quarter of 2001. In April 2001, we expanded our commodity price hedging program to include financially-settled crude oil collar positions. As of September 30, 2001, we had contracts maturing monthly through December 31, 2001 related to the sale of 276,000 barrels of oil with a floor of $24.00 per barrel and an average cap of $32.17 per barrel.

     We also have natural gas hedging positions, which utilize zero-cost collar contracts. As of September 30, 2001, we had contracts maturing monthly through December 2001 related to the net sale of 920,000 mmbtu of natural gas with a floor of $3.00 per mmbtu and a cap of $9.00 per mmbtu.

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

     Our hedged volume as of September 30, 2001, approximated 31% of our estimated production from proved reserves for the balance of 2001.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil may have on fair value of our derivative instruments. At September 30, 2001, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price was a $0.4 million decrease in the deferred asset.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Amended and Restated Revolving Credit Agreement among Energy Partners, Ltd., Bank One, N.A., The Chase Manhattan Bank, BNP Paribas and Whitney National Bank dated as of August 1, 2001.

(b)      Reports on Form 8-K:

         None


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ENERGY PARTNERS, LTD.



Date: November 13, 2001                  By:  /s/ SUZANNE V. BAER
                                            ------------------------------------
                                            Suzanne V. Baer
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Authorized Officer and Principal
                                            Financial Officer)

                                 EXHIBIT INDEX


    Exhibit No.                   Description
    -----------                   -----------
       10.1      Amended and Restated Revolving Credit Agreement among Energy
                 Partners, Ltd., Bank One, N.A., The Chase Manhattan Bank, BNP
                 Paribas and Whitney National Bank dated as of August 1, 2001.