Form 10-K405
period 2001-12-31
ENERGY PARTNERS LTD
filed 2002-03-15
CIK 750199

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       or

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to

                      Commission File Number:   001-16179
                            ------------------------
                             ENERGY PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                                    72-1409562
              (State or other jurisdiction of                      (I.R.S. employer
               incorporation or organization)                    identification No.)

             201 ST. CHARLES AVENUE, SUITE 3400                         70170
                   New Orleans, Louisiana                             (Zip Code)
          (Address of principal executive offices)

        Registrant's telephone number, including area code: 504-569-1875

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

          COMMON STOCK, PAR VALUE $0.01 PER SHARE              NEW YORK STOCK EXCHANGE

        Securities Registered Pursuant to Section 12(g) of the Act: NONE
                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 5, 2002 based on the closing price of such stock as quoted on the New York Stock Exchange on that date was $82,565,721.

     As of March 5, 2002 there were 27,477,438 shares of the registrant's common stock, par value $0.01 per share, outstanding.

     Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Items 1 & 2.  Business and Properties.....................................    2
Item 3.       Legal Proceedings...........................................   17
Item 4.       Submission of Matters to a Vote of Security Holders.........   17
Item 4A.      Executive Officers of the Registrant........................   17

                                    PART II
Item 5.       Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................   18
Item 6.       Selected Financial Data.....................................   19
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   20
Item 7A.      Quantitative and Qualitative Disclosures about Market
              Risk........................................................   27
Item 8.       Financial Statements and Supplementary Data.................   29
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   51

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant..........   51
Item 11.      Executive Compensation......................................   51
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   51
Item 13.      Certain Relationships and Related Transactions..............   51

                                    PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   51

                           FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact contained in this Report and other periodic reports filed by us under the Securities Exchange Act of 1934 and other written or oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause our actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. We refer you specifically to the section "Additional Factors Affecting Business" in Items 1 and 2 of this Report. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                                     PART I

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

     We are an independent oil and natural gas exploration and production company concentrated in the shallow to moderate depth waters of the central region of the Gulf of Mexico Shelf. We have focused on the Central Gulf of Mexico Shelf area because it provides us with favorable geologic and economic conditions, including multiple reservoir formations, regional economies of scale, extensive infrastructure and comprehensive geologic databases. We believe that the large, established fields in this region offer a balanced and ample inventory of existing and prospective exploitation and development opportunities, as well as the long-term potential for reserve additions and production increases from deeper geologic formations. Most of our properties are located in the Terrebonne Trough area of this region. As of December 31, 2001, we had estimated proved reserves of approximately 61.8 Bcf of natural gas and 25,462 Mbbls of oil, or an aggregate of approximately 35.8 million Boe, with a present value of estimated pre-tax future net cash flows of $129.1 million (based upon year-end 2001 prices and a discount rate of 10%).

     We were incorporated in January 1998 by Richard A. Bachmann, our founder, chairman, president and chief executive officer. Mr. Bachmann, the former president and chief operating officer of The Louisiana Land and Exploration Company ("LL&E"), assembled a team of geoscientists and management professionals with considerable region-specific geological, geophysical, technical and operational experience to form the foundation of our company. The industry relationships of Mr. Bachmann and the rest of our team provide us with access to the operators of the Gulf of Mexico Shelf fields that we target for redevelopment.

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

  Merger with Hall-Houston Oil Company

     On January 15, 2002, we closed the acquisition of Hall-Houston Oil Company and certain affiliated interests ("HHOC"). At closing, we issued $38.4 million of newly authorized Series D Exchangeable Convertible Preferred Stock, $38.4 million of 11% Senior Subordinated Notes due 2009, 574,931 shares of common stock, $5.1 million of cash, assumed HHOC's working capital deficit and issued warrants to purchase four million shares of common stock with a fair market value of approximately $3.0 million. Selling preferred stockholders of HHOC also received the right to receive contingent consideration related to future proved reserve additions from exploratory prospect acreage held by HHOC as of the closing date. The contingent consideration may be paid in common stock or cash at our option and in no event will exceed a value of $50 million. The contingent consideration, if any, will be capitalized as additional purchase price. Concurrent with the closing, we amended our bank facility to provide for a $100 million borrowing base.

     The transaction strengthens our management team, expands our exploration opportunities and technical knowledge base and reduces the concentration of our reserves and production. The valuation of HHOC was based on proved reserves of
59.9 Bcfe as of November 1, 2001, of which 97% were natural gas and 60% were proved developed. As the acquisition did not close until January 2002, our December 31, 2001 financial information and reserve data do not include the operations of HHOC.

     Our capital expenditures for 2001 totaled $101.5 million for exploration and development activities. For 2002, we have budgeted exploration and development expenditures of between $60 million and $80 million. This budget includes development activities on the HHOC properties as well as at East Cameron 9, exploitation activities at East Bay and Greater Bay Marchand and moderate risk exploration projects on the properties of the combined company.

OUR PROPERTIES

     At December 31, 2001, prior to the HHOC acquisition, we had three primary project areas: East Bay Field, Greater Bay Marchand and East Cameron 9. The Greater Bay Marchand area is comprised of three fields, South Timbalier 26, Bay Marchand and South Timbalier 22, 23 and 27, which are contiguous and together cover most of the Bay Marchand salt dome located in state and federal waters offshore Louisiana.

  East Bay Field

     In March 2000, we acquired the East Bay Field, and related production, compression and storage facilities for $72.3 million. East Bay is located 89 miles southeast of New Orleans near the mouth of the Mississippi River and contains producing wells located onshore along the coastline to water depths of approximately 85 feet. The field encompasses nearly 48 square miles and is comprised of three primary oil and natural gas fields, South Pass 24, 27 and 39. Through two state lease sales in 2001, we acquired acreage that is contiguous to East Bay located in South Pass blocks 22, 25, 26, 40 and 42. We are the operator of these fields and own an average 96.1% working interest. Our net revenue interest ranges from 77% to 86%. Inclusive of current year lease acquisitions, our lease area covers 38,679 gross acres (37,453 net acres) of which 4,330 gross and net acres are under federal jurisdiction while 34,349 gross acres (33,123 net acres) are under the jurisdiction of the State of Louisiana. The State of Louisiana acreage includes 7,083 gross and net unproved acres adjacent to East Bay in Louisiana state waters.

     During 2001, we invested a total of $41.9 million in the drilling or sidetracking of three wells, two of which were successful, and the workover or recompletion of 57 wells, 51 of which were successful. East Bay production accounted for approximately 69% of our net daily production during 2001.

     In addition, during 2001 we increased our seismic coverage in the area and merged the various surveys covering East Bay. We believe that the new 3-D data set will allow improved structural and stratigraphic interpretation for upcoming drilling activity. Total expenditures for facility improvements, compressor upgrades and seismic and lease acquisitions at East Bay totaled $2.8 million in 2001.

  The Greater Bay Marchand Area

     The Greater Bay Marchand area is located in state and federal waters off the coast of Louisiana approximately 60 miles south of New Orleans in water depths of 60 feet or less and encompasses nearly 100 square miles. We acquired our interests in the area in several separate transactions.

  South Timbalier 26

     In June 1998, we purchased our initial 20% working interest in the South Timbalier 26 field for approximately $9.0 million and assumed operatorship of the field. In March 2000, we acquired our partner's 80% interest in the field, and in April 2000, we sold 50% of our interest in the field. Our net cash outflow related to these two transactions was $8.3 million. We continue to serve as operator of the field with a 50% working interest.

  Bay Marchand Drill-to-Earn Agreements with Chevron

     In August 1998, we entered into a drill-to-earn agreement with Chevron U.S.A. covering the federal outer continental shelf acreage in the Bay Marchand field. As of December 31, 2001, we owned an 80% gross working interest in the drill-to-earn agreement, with the working interest in a particular operation contingent upon the nature of the operation, its success and the price of oil at the time the operation is commenced. To date, our well cost participation has ranged from 22.5% to 80%; our working interest from 19.1% to 68%; and our net revenue interest from 15.6% to 55.4% (before payout). We are the operator of the drilling and completion of wells under our program and Chevron serves as operator of production operations.

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

     The agreement, as amended, gives us the right to participate in at least 16 major operations in 2002. This agreement consolidated the drilling obligations under the outer continental shelf and state water bottom agreements described above.

  South Timbalier 22, 23 and 27

     In October 1999, we acquired a 12.5% working interest in South Timbalier 22, the south half of South Timbalier 23 and the northeast quarter of South Timbalier 27 for $1.4 million. In September 2000, we exercised a preferential right to purchase an additional 14.5% working interest from Texaco for $2.2 million increasing our interest in the field to approximately 27.1%. In January 2001, we acquired an additional 27% working interest in South Timbalier 27 from one of our working interest partners for $0.5 million.

     During 2001, we invested a total of $56.9 million in the Greater Bay Marchand area. Our investments included the drilling or sidetracking of 19 wells, 15 of which were successful, and the workover or recompletion of 9 wells, 8 of which were successful. Production from this area accounted for approximately 31% of our net daily production in 2001.

  East Cameron 9

     Through two lease sales in 2001, we acquired 1,017 gross acres in East Cameron 9. In January 2002, we announced a successful discovery well, drilled in 21 feet of water approximately 2.5 miles offshore in Cameron Parish, Louisiana. We are the operator of the well and own a 50% working interest. Our share of the cost through December 31, 2001 was $2.4 million. Production facilities are currently under construction and the well is expected to be placed onstream towards the end of the second quarter or beginning of the third quarter of 2002. In January 2002, we were the successful bidder on a lease from the State of Louisiana on acreage that is contiguous to our existing East Cameron acreage. The lease covers 229 gross acres and is in 18 feet of water.

OIL AND NATURAL GAS RESERVES

     The following table presents our estimated net proved oil and natural gas reserves and the present value of our reserves at December 31, 2001, 2000 and 1999. The December 31, 2001 and 2000 estimates of proved reserves are based on a reserve report prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, and does not include the volume or value of the HHOC reserves acquired in January 2002. The present values, discounted at 10% per annum, of estimated future net cash flows before income taxes shown in the table are not intended to represent the current market value of the estimated oil and natural gas reserves we own.

                                                                   AS OF DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
Total estimated net proved reserves:
  Oil (Mbbls)...............................................    25,462     27,521     3,824
  Natural gas (Mmcf)........................................    61,797     49,150    12,752
     Total (Mboe)...........................................    35,762     35,712     5,949
Net proved developed reserves(4):
  Oil (Mbbls)...............................................    22,176     25,024     2,715
  Natural gas (Mmcf)........................................    38,099     39,522     7,631
     Total (Mboe)...........................................    28,526     31,611     3,987
Estimated future net revenues before income taxes (in
  thousands)................................................  $168,007   $641,241   $76,999
Present value of estimated future net revenues before income
  taxes (in thousands)(1)(2)................................  $129,122   $489,945   $54,819
Standardized measure of discounted future net cash flows (in
  thousands)(3).............................................  $123,377   $348,102   $47,177

---------------

(1) The present value of estimated future net revenues attributable to our reserves was prepared using constant prices, as of the calculation date, discounted at 10% per year on a pre-tax basis.

(2) The December 31, 2001 amount was calculated using a period end oil price of $18.21 per barrel and a period end natural gas price of $2.71 per Mcf while the December 31, 2000 amount was calculated using a period end oil price of $25.84 per barrel and a period end natural gas price of $9.97 per Mcf.

(3) The standardized measure of discounted future net cash flows represents the present value of future cash flows after income tax discounted at 10%.

(4) Net proved developed non-producing reserves as of December 31, 2001 were 8,212 Mbbls and 19,037 Mmcf.

     There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and in projecting future rates of production and timing of development expenditures. For a discussion of these uncertainties, see "Additional Factors Affecting Business".

COSTS INCURRED IN OIL AND GAS ACTIVITIES

     The following table sets forth certain information regarding the costs incurred associated with finding, acquiring, and developing our proved oil and gas reserves:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Oil and gas property acquisition......................  $  2,516   $119,872   $ 1,410
Exploration...........................................    45,592     18,053     1,508
Development...........................................    55,882     45,063    15,604
                                                        --------   --------   -------
Total costs incurred..................................  $103,990   $182,988   $18,522
                                                        ========   ========   =======

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2001:

                                                                 TOTAL
                                                              PRODUCTIVE
                                                                 WELLS
                                                              -----------
                                                              GROSS   NET
                                                              -----   ---
Oil.........................................................   386    346
Natural gas.................................................    51     45
                                                               ---    ---
  Total.....................................................   437    391
                                                               ===    ===

     Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Fifty-eight gross oil wells and eight gross natural gas wells have dual completions.

ACREAGE

     The following table sets forth information as of December 31, 2001 relating to acreage held by us. Developed acreage is assigned to producing wells.

                                                               GROSS      NET
                                                              ACREAGE   ACREAGE
                                                              -------   -------
Developed:
  East Bay..................................................  38,679    37,453
  Greater Bay Marchand Area:
     Bay Marchand...........................................   1,320       502
     South Timbalier 26.....................................   5,000     2,500
     South Timbalier 22, 23 and 27..........................   8,750     1,094
  East Cameron 9............................................   1,017       509
  Main Pass 122/133.........................................     312       163
                                                              ------    ------
       Total................................................  55,078    42,221
                                                              ======    ======
Undeveloped:
  East Bay..................................................   7,083     7,083
                                                              ======    ======

WELL ACTIVITY

     The following table shows our well activity for the years ended December 31, 2001, 2000 and 1999. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in these wells.

                                                         YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                     2001          2000          1999
                                                 ------------   -----------   -----------
                                                 GROSS   NET    GROSS   NET   GROSS   NET
                                                 -----   ----   -----   ---   -----   ---
Development Wells:
  Productive...................................   2.0     1.0    9.0    5.7    3.0    0.6
  Non-Productive...............................    --      --    2.0    1.5     --     --
                                                 ----    ----   ----    ---    ---    ---
       Total...................................   2.0     1.0   11.0    7.2    3.0    0.6
                                                 ====    ====   ====    ===    ===    ===
Exploration Wells:
  Productive...................................  15.0     9.6   18.0    6.5    2.0    0.6
  Non-Productive...............................   5.0     4.0    1.0    0.3    1.0    0.3
                                                 ----    ----   ----    ---    ---    ---
       Total...................................  20.0    13.6   19.0    6.8    3.0    0.9
                                                 ====    ====   ====    ===    ===    ===

TITLE TO PROPERTIES

     Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. We do not believe that any of these burdens materially interferes with the use of our properties in the operation of our business.

     We believe that we have satisfactory title to or rights in all of our producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. We investigate title and generally obtain title opinions from counsel only before commencement of drilling operations. We believe that title issues generally are not as likely to arise on offshore oil and natural gas properties as on onshore properties.

REGULATORY MATTERS

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

     The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. However, FERC continues to review and modify its regulations regarding the transportation of natural gas. For example, FERC recently issued Order Nos. 637 and 637-A which, among other things, (i) lift the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002 for releases of pipeline capacity of less than one year, (ii) require pipelines to provide shippers with more opportunities to use capacity for which they pay by increasing rights to capacity segmentation and equalizing nomination procedures,
(iii) permit pipelines to charge different maximum, cost-based rates for peak and off-peak periods and for different contract terms, (iv) permit, but do not mandate, auctions for pipeline capacity, (v) require pipelines to implement imbalance management services and to permit third-parties to provide such services in competition with the pipeline's own service, (vi) restrict the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and (vii) implement a number of new pipeline reporting requirements intended to increase transparency in the market. In addition, FERC recently implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities.

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

     Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is of material difference from those of our competitors.

  Regulation of Transportation of Oil

     The transportation of oil in common carrier pipelines is also subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

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

     Our subsidiary, EPL Pipeline, L.L.C., owns an approximately 12-mile oil pipeline, which transports oil produced from South Timbalier 26 on the Gulf of Mexico Shelf to Bayou Fourchon, Louisiana. Production transported on this pipeline includes oil produced by us and our working interest partner in South Timbalier 26. EPL Pipeline, L.L.C. has on file with the Louisiana Public Service Commission and the FERC tariff for this transportation service and offers non-discriminatory transportation for any willing shipper.

  Regulation of Production

     The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of the spacing, plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

     Some of our offshore operations are conducted on federal leases that are administered by the Mineral Management Service ("MMS") and are required to comply with the regulations and orders promulgated by MMS. Among other things, we are required to obtain prior MMS approval for any exploration plans we pursue and our development and production plans for these leases. The MMS regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Under limited circumstances, the MMS could require us to suspend or terminate our operations on a federal lease.

     MMS also establishes the basis for royalty payments due under federal oil and natural gas leases through regulations issued under applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and natural gas leases. The basis for royalty payments established by MMS and the state regulatory authorities is generally applicable to all oil and natural gas lessees. Accordingly, we believe that the impact of royalty regulation on our operations should generally be the same as the impact on our competitors.

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

     - capital costs to drill exploration and development wells primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

     - capital costs to construct, maintain and upgrade equipment and facilities.

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

     Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

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

     Air Permit at East Bay. We are presently the subject of a Louisiana State Environmental Compliance Order relating to certain air emission requirements contained in an air permit issued for the East Bay Central Field Facility. That order authorized us to seek a modification of the permit which, among other things, would allow us to achieve compliance with the modified permit's air emission requirements A modified permit was subsequently obtained. Under the Environmental Compliance Order, we installed certain control technology designed to achieve compliance with the existing permit and have applied for a modification of the compliance order under the modified permit. Based on available information, we do not believe that our operations will be adversely affected by the ongoing proceedings or that any additional costs will have a material adverse impact on our financial condition or results of operations.

     Naturally Occurring Radioactive Materials ("NORM"). NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the oil and gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Louisiana.

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

ADDITIONAL FACTORS AFFECTING BUSINESS

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

     - changes in the global supply of and demand for oil and natural gas;

     - the actions of the Organization of Petroleum Exporting Countries, or OPEC;

     - the price and quantity of foreign imports of oil;

     - political conditions, including embargoes, in or affecting other oil-producing countries;

     - economic and energy infrastructure disruptions caused by acts of war, terrorist activities or national security measures deployed to protect the United States from such acts or activities;

     - economic stability of major oil and natural gas companies and the interdependence of oil and natural gas and energy trading companies;

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

  Our Limited Operating History

     We have only a limited operating history upon which you can evaluate our business and prospects. Because of our limited operating history, our future results of operations are difficult to estimate accurately. We also completed two acquisitions in 2000 and the acquisition of HHOC in January 2002, which have changed, and will continue to significantly change our company.

  A Significant Part of the Value of Our Production and Reserves Is Concentrated In One Property

     During the month of December 2001, 74% of our net daily production came from our East Bay field. If mechanical problems, storms or other events curtail a substantial portion of this production, our cash flow would be affected adversely. Also, at December 31, 2001, approximately 70% of our proved reserves were located on this property. If the actual reserves associated with this property are less than our estimated reserves, our business, financial condition or results of operations could be adversely affected. The acquisition, in January of 2002, of HHOC will reduce the significance of, but not completely eliminate, these concentrations.

  Relatively Short Production Periods for Gulf of Mexico Properties Subject Us to Higher Reserve Replacement Needs

     Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. High production rates generally result in recovery of a relatively higher percentage of reserves from properties during the initial few years of production. Given that all of our operations are on the Gulf of Mexico Shelf, our reserve replacement needs from new investments are relatively greater. Production from reserves in reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. Our future oil and natural gas reserves and production, and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.

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

     - the need to train and manage our employee base; and

     - pressures for the continued development of our financial and information management systems.

     If we have not made adequate allowances for the costs and risks associated with these demands or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed.

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

     Our assessments will not reveal all existing or potential problems, nor will they permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities. In the course of our due diligence, we may not inspect every well, platform or pipeline. We cannot necessarily observe structural and environmental problems, such as pipeline corrosion or groundwater contamination, when an inspection is made. We may not be able to obtain contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

  Capital Requirements

     In order to finance acquisitions of additional producing properties, finance the development of any discoveries made through any expanded exploratory program that might be undertaken or enter into significant drill-to-earn programs, we may need to alter or increase our capitalization substantially through the issuance of debt or equity securities, the sale of production payments or other means. These changes in capitalization may significantly affect our risk profile. Additionally, significant acquisitions, drill-to-earn programs or other transactions can change the character of our operations and business. The character of the new properties may be substantially different in operating or geological characteristics or geographic location than our existing properties. Furthermore, we may not be able to obtain external funding for any such acquisitions, drill-to-earn programs or other transactions or to obtain external funding on terms acceptable to us.

  Control by Principal Stockholder

     Our principal stockholder, Evercore, together with its affiliates, beneficially owns approximately 34% of our outstanding shares of common stock and Evercore is entitled to nominate four of our directors. We increased the size of our board of directors in connection with the acquisition of HHOC in January 2002, and our board of directors now has nine members. Evercore's approval is required to take a number of corporate actions, including making acquisitions, selling assets, adopting or amending capital and operating budgets, incurring indebtedness, increasing compensation, issuing our stock, declaring dividends, engaging in hedging transactions and entering joint ventures, and Evercore may terminate the employment of Mr. Bachmann, our chairman, president and chief executive officer. As a result, Evercore is in a position to control or influence substantially the manner in which our business is operated and the outcome of stockholder votes on the election of directors and other matters.

  Availability and Costs of Resources

     All of our operations are on the Gulf of Mexico Shelf. Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations, which could have a material adverse effect on our business, financial condition or results of operations. Periodically, drilling activity in the Gulf of Mexico has increased, and we have experienced increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in the Gulf of Mexico also decreases the availability of offshore rigs. We cannot assure you that costs will not increase again or that necessary equipment and services will be available to us at economical prices.

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

     In addition, Delaware law imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Evercore is generally exempted from these provisions.

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

     The Gulf of Mexico area is highly competitive, and our success there will depend largely on our ability to attract and retain experienced geoscientists and other professional staff.

  Marketing

     We market substantially all of the oil and natural gas from properties we operate and from properties others operate where our interest is significant. A majority of oil production from the East Bay field is sold under a contract with Equiva Trading Company expiring June 2003 that we assumed when we purchased the East Bay field. Our oil, condensate and natural gas production is sold to a variety of purchasers, typically at market-sensitive prices. Our purchasers of oil and condensate include Chevron, Equiva Trading Company and Williams Energy Marketing & Trading Company. Currently, most of our natural gas production is sold to Duke Energy Trading and Marketing, L.L.C. We believe that the prices for liquids and natural gas are comparable to market prices in the areas where we have production. We also have natural gas processing arrangements for our production at our Bay Marchand and East Bay fields with Dynegy Midstream Services, L.P. and Enterprise Gas Processing, L.L.C.

     Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operation.

  Competition

     We operate in a highly competitive environment for acquiring oil and natural gas properties, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in Gulf of Mexico activities. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We cannot make assurances that we will be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital.

EMPLOYEES

     As of December 31, 2001, we had 124 full-time employees, including 41 geoscientists, engineers and technicians and 60 field personnel. Our employees are not represented by any labor union. We consider relations with our employees to be satisfactory and we have never experienced a work stoppage or strike.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we are defendant in various legal proceedings. We do not expect our exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers:

NAME                                AGE                      POSITION
----                                ---                      --------
Richard A. Bachmann...............  57    Chairman, President and Chief Executive Officer
Gary L. Hall......................  52    Vice Chairman
Suzanne V. Baer...................  54    Executive Vice President and Chief Financial
                                            Officer
Clinton W. Coldren................  46    Executive Vice President and Chief Operating
                                            Officer
John H. Peper.....................  49    Executive Vice President and Corporate
                                            Secretary
Bruce R. Sidner...................  52    Executive Vice President of Exploration

     Richard A. Bachmann has been president and chief executive officer and chairman of the board of directors since our incorporation in January 1998. Mr. Bachmann began organizing our company in February 1997. From 1995 to January 1997, he served as director, president and chief operating officer of LL&E, an independent oil and gas exploration company. From 1982 to 1995, Mr. Bachmann held various positions with LL&E, including director, executive vice president, chief financial officer and senior vice president of finance and administration. From 1978 to 1981, Mr. Bachmann was treasurer of Itel Corporation. Prior to 1978, Mr. Bachmann served with Exxon International, Esso Central America, Esso InterAmerica and Standard Oil of New Jersey. He is also a director of Penn Virginia Corporation and Superior Energy Services, Inc.

     Gary L. Hall joined us in January 2002, following the closing of the HHOC acquisition, as vice chairman and a member of our board of directors. Prior to joining us, Mr. Hall had been chairman of the board of directors and chief executive officer of HHOC since it began operations in 1983. He has been involved in the oil and gas exploration and production business in the Gulf of Mexico since 1976, serving in various positions with major integrated and independent energy companies including Mobil Oil Company and Pogo Producing Company.

     Suzanne V. Baer joined us in April 2000 as vice president and chief financial officer and was promoted to executive vice president in May 2001. Ms. Baer has 30 years of financial management, investor relations and treasury experience in the energy industry. From July 1998 until March 2000, Ms. Baer was vice president and treasurer of Burlington Resources Inc. and, from October 1997 to July 1998, was vice president and assistant treasurer of Burlington Resources. Prior to the merger of LL&E with Burlington Resources in 1997, Ms. Baer was vice president and treasurer of LL&E since 1995.

     Clinton W. Coldren joined us in March 1998 as vice president overseeing various operating activities and was promoted to executive vice president and chief operating officer in May 2001. Mr. Coldren has 24 years experience in the energy industry. Immediately prior to joining us, Mr. Coldren operated a small, family-owned project management company, Cenergy Corporation, since 1992. Mr. Coldren managed drilling and completion operations for Consolidated Natural Gas Company and participated in the establishment of Gulf

Oil's Drilling Technology Center. He began his career as a field production engineer, focused on domestic operating bases, specifically the Louisiana and Texas Gulf Coast.

     John H. Peper joined us in January 2002, following the closing of the HHOC acquisition, as executive vice president and corporate secretary. Prior to joining us, Mr. Peper had been senior vice president, general counsel and secretary of HHOC since February 1993. Mr. Peper also served as a director of HHOC since October 1991. For more than five years prior to joining HHOC, Mr. Peper was a partner in the law firm of Jackson Walker, L.L.P., where he continued to serve in an of counsel capacity through 2001.

     Bruce R. Sidner joined us in January 2002, following the closing of the HHOC acquisition, as executive vice president of exploration. Prior to joining us, Mr. Sidner had been vice-president, exploration, of HHOC since February 1984. Mr. Sidner also served as a director of HHOC since 1990. For the seven years prior to joining HHOC, Mr. Sidner served in various positions with major integrated and independent energy companies including Exxon Production Research and Pogo Producing Company.

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

                                                                HIGH     LOW
                                                               ------   ------
2000
  First Quarter.............................................   $   --   $   --
  Second Quarter............................................       --       --
  Third Quarter.............................................       --       --
  Fourth Quarter............................................    15.38    10.00
2001
  First Quarter.............................................   $13.63   $ 9.25
  Second Quarter............................................    14.00     9.00
  Third Quarter.............................................    13.98     6.60
  Fourth Quarter............................................     8.60     5.60
2002
  First Quarter (through March 5, 2002).....................   $ 8.63   $ 5.90

     On March 5, 2002, the last reported sale price of our common stock on the New York Stock Exchange was $8.25 per share.

     As of March 5, 2002, there were approximately 75 holders of record of our common stock.

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

                                                                                  JANUARY 29, 1998
                                                   YEARS ENDED DECEMBER 31,        (INCEPTION) TO
                                               --------------------------------     DECEMBER 31,
                                                 2001        2000        1999           1998
                                               ---------   ---------   --------   ----------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue....................................  $ 145,927   $ 103,072   $  9,509       $  1,966
  Income (loss) from operations (1)..........     20,624      (8,721)      (835)          (311)
  Net income (loss)..........................  $  11,974   $ (18,684)  $ (2,284)      $   (705)
                                               =========   =========   ========       ========
  Net income (loss) available to common
     stockholders(2).........................  $  11,974   $ (25,387)  $ (3,120)      $   (705)
                                               =========   =========   ========       ========
  Basic net income (loss) per common share...  $    0.45   $   (2.27)  $  (0.22)      $  (0.09)
                                               =========   =========   ========       ========
  Diluted net income (loss) per common
     share...................................  $    0.44   $   (2.27)  $  (0.22)      $  (0.09)
                                               =========   =========   ========       ========
Cash flows provided by (used in):
  Operating activities.......................  $  91,847   $  50,703   $ (4,594)      $  8,044
  Investing activities.......................   (121,067)   (130,378)   (19,233)       (27,081)
  Financing activities.......................     25,871      60,742     45,457         19,689

                                                                 AS OF DECEMBER 31,
                                                       ---------------------------------------
                                                         2001       2000      1999      1998
                                                       --------   --------   -------   -------
                                                                   (IN THOUSANDS)
Balance Sheet Data:
  Total assets.......................................  $242,777   $208,149   $69,276   $40,015
  Long-term debt, excluding current maturities.......    25,408        100    10,150    20,000
  Redeemable preferred stock.........................        --         --    56,475        --
  Stockholders' equity...............................   164,867    150,591    (3,815)     (694)

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

(2) Net loss available to common stockholders is computed by subtracting preferred stock dividends and accretion of issuance costs for the years ended December 31, 2000 and 1999 of $6.7 million and $0.8 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are an independent oil and natural gas exploration and production company, incorporated in January 1998, concentrated in the shallow to moderate depth waters of the central region of the Gulf of Mexico Shelf.

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

     In March 2000, we acquired the remaining 80% working interest in South Timbalier 26 and subsequently, in April 2000, sold 50% of our working interest in South Timbalier 26. On March 31, 2000, we closed the purchase of an average 96.1% working interest in the East Bay field and in September 2000, we closed the acquisition of a 14.5% working interest in South Timbalier 22, 23 and 27.

     We have included the results of operations from the East Bay and South Timbalier 26 acquisitions from the closing date of March 31, 2000 and the South Timbalier 22, 23 and 27 from the closing date of September 7, 2000. We have experienced substantial revenue and production growth as a result of these acquisitions.

     On January 15, 2002, we acquired HHOC for consideration of $88.3 million and the assumption of HHOC's working capital deficit. As the closing did not occur until 2002, the impact of the acquisition is not reflected in our financial statements for fiscal 2001. The acquisition will move our operations to a more balanced natural gas and oil production profile and reduce our production exposure to any particular field. Through the acquisition we expect to add 59.0 Bcfe of proved reserves in January 2002, 97% of which are natural gas. The acquisition also includes 10 producing properties and 12 offshore exploratory blocks.

     The financing related to the HHOC acquisition increased our debt level. As of March 5, 2002, we had $55.0 million outstanding under our bank credit facility and we issued $38.4 million of 11% Senior Subordinated Notes due 2009 in the acquisition. We also issued $38.4 million in Series D Exchangeable Convertible Preferred Stock.

     For the foregoing reasons, the East Bay, South Timbalier 26, South Timbalier 22, 23 and 27 and HHOC acquisitions will affect the comparability of our historical results of operations with results of operations in future periods.

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

     Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. See "Additional Factors Affecting Business" in Items 1 and 2 for a more detailed discussion of these risks.

RESULTS OF OPERATIONS

     The following table presents information about our oil and gas operations.

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2001       2000      1999
                                                         --------   --------   ------
Net Production (per day):
  Oil (Bbls)...........................................    10,358      7,622    1,051
  Natural gas (Mcf)....................................    34,562     15,781    2,277
          Total (Boe)..................................    16,118     10,252    1,431
Oil & Gas Revenues (in thousands):
  Oil..................................................  $ 88,416   $ 71,977   $6,678
  Natural Gas..........................................    55,454     28,751    1,806
          Total........................................   143,870    100,728    8,484
Average Sales Prices(1):
  Oil (per Bbl)........................................  $  23.39   $  25.80   $17.39
  Natural gas (per Mcf)................................      4.40       4.98     2.17
          Total (per Boe)..............................     24.45      26.84    16.22
Average Costs (per Boe):
  Lease operating expense..............................  $   6.16   $   6.42   $ 3.14
  Taxes, other than on earnings........................      1.22       1.69       --
  Depreciation, depletion, and amortization............      7.97       6.82     8.65
  General and administrative expense (exclusive of
     stock-based compensation).........................      3.09       2.95     4.99

---------------

(1) Net of the effect of hedging transactions, which reduced oil prices realizations by $1.09 and increased natural gas price realizations by $0.05 in 2001 and reduced oil prices realized by $3.80 per barrel in 2000.

Production

     Crude Oil and Condensate. Our net oil production for 2001 increased to 10,358 Bbls per day from 7,622 Bbls per day in 2000. The increase was the result of 33 successful oil well operations, which commenced production in 2001, and was partially offset by natural declines from other producing wells.

     Our net oil production for 2000 increased 6,571 Bbls per day from 1,051 Bbls per day in 1999. The increase was the result of the acquisitions combined with 82 successful oil well operations, which commenced production during 2000.

     Natural Gas. Our net natural gas production for 2001 increased to 34,562 Mcf per day from 15,781 Mcf per day in 2000. The increase was the result of 43 successful natural gas well operations, which commenced production in 2001 and was partially offset by natural declines from other producing wells.

     Our net natural gas production for 2000 increased 13,504 Mcf per day from 2,277 Mcf per day in 1999. The increase was the result of the acquisitions combined with 16 successful natural gas well operations, which commenced production in 2000.

Realized Prices

     Crude Oil and Condensate. Our average realized oil price in 2001 was $23.39 per Bbl, a decrease of 9% from an average realized price of $25.80 per Bbl in 2000. Hedging activities in 2001 reduced oil price realizations by $1.09 per Bbl or 4% from the $24.48 per Bbl that would have otherwise been received. In 2000, hedging activities reduced oil price realizations by $3.80 per Bbl or 13% from the $29.60 per Bbl that would have otherwise been received.

     Our average realized oil price in 2000 of $25.80 per Bbl increased 48% over an average realized price of $17.39 per Bbl in 1999. We did not have any hedging contracts in place in 1999.

     Natural Gas. Our average realized natural gas price in 2001 was $4.40 per Mcf, a decrease of 12% from an average realized price of $4.98 per Mcf in 2000. Hedging activities increased natural gas realizations by $0.05 per Mcf from the $4.35 per Mcf that would have otherwise been received. We did not have hedging positions for natural gas related to 2000 production.

     Our average realized natural gas price in 2000 was $4.98 per Mcf, an increase of 129% over an average realized price of $2.17 per Mcf in 1999. We did not have hedging positions for natural gas related to 1999 production.

Revenues and Net Income

     Our oil and natural gas revenues increased to $143.9 million in 2001 from $100.7 million in 2000. The increase in revenues was primarily due to higher production volumes reflecting a full year of production from the acquisitions in 2000 combined with current year drilling activities. The impact of these increases was partially offset by higher costs associated with increased production volumes and lower commodity prices.

     We recognized a net income of $12.0 million in 2001 compared to a loss of $18.7 million in 2000. We recorded business interruption income of $3.5 million in the first quarter of 2001 compared to $1.8 million in the fourth quarter of 2000 as a result of the rupture of a high-pressure natural gas transfer line at the East Bay field. The rupture occurred in November 2000 and the transfer line was restored to service in February 2001. In December 2001, we purchased a financially-settled put swaption (the "put swaption") which provided us with a financially-settled natural gas swap at $2.95 per mmbtu for 30,000 mmbtu per day for the period from February 2002 through January 2003. The put swaption also provided us the option to cancel the swap on January 15, 2002. In the fourth quarter of 2001, we recognized an expense of $1.9 million, related to the change in time value of the option portion of this contract.

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

Operating Expenses

     Operating expenses were impacted by the following:

     - Lease operating expense increased $12.2 million to $36.3 million in 2001. The increase was primarily attributable to a full year of operations from the acquisitions and the additional production from 76 successful well operations, which commenced production in 2001.

       Lease operating expense increased $22.5 million from 1999 to $24.1 million in 2000. The increase was primarily attributable to the acquisitions and the additional production from 98 successful well operations, which commenced production in 2000.

     - Taxes, other than on earnings increased $0.9 million to $7.2 million in 2001. The increase in production taxes are primarily attributable to a full year of production from the acquisition of the East Bay field where a portion of the production is subject to Louisiana severance taxes and property taxes.

       Taxes, other than on earnings were $6.3 million in 2000. The production taxes are attributable to the acquisition of the East Bay field where a portion of the production is subject to Louisiana severance taxes and property taxes and to the expansion of our drill-to-earn activities at Greater Bay Marchand to areas located in Louisiana state waters, which are also subject to severance taxes. There were no such taxes in 1999.

     - Exploration expenditures increased to $15.1 million in 2001 from $1.7 million in 2000. The expense in 2001 is primarily the result of seismic expenditures and delay rentals of $1.5 million and dry hole charges of $13.6 million as a result of our increased exploration program in 2001. Exploration expenditures remained consistent from 1999 to 2000.

     - Depreciation, depletion and amortization increased $21.3 million to $46.9 million in 2001. This expense includes $8.1 million for the accrual of abandonment liabilities compared to $5.8 million in 2000. The overall increase was primarily due to increased production volumes and an increased depreciable asset base resulting primarily from development activities.

       Depreciation, depletion and amortization increased $21.1 million from 1999 to $25.6 million in 2000. The increase was primarily due to increased production volumes and an increased depreciable asset base resulting from the acquisitions.

     - Other general and administrative expenses increased $7.1 million to $18.2 million in 2001. The increase was primarily due to the hiring of additional personnel ($2.3 million), increased consultant fees ($0.7 million), increased insurance costs ($1.6 million), increased information technology costs ($0.7 million), $0.3 million to fully reserve our hedge contract receivable from Enron and other costs associated with our increased operations.

       Other general and administrative expenses increased $8.5 million from 1999 to $11.1 million in 2000. The increase was primarily due to the hiring of additional personnel ($4.0 million), increased consultant fees ($2.4 million), increased insurance costs ($1.4 million) and other costs associated with our acquisition of the East Bay field and the additional interest in the South Timbalier 26 field on March 31, 2000.

     - Non-cash stock-based compensation expense of $1.7 million was recognized in 2001 a decrease of $1.1 million from 2000. This expense relates to restricted stock and stock option grants made in April and November 2000 and will continue to decrease as the grants vest.

       Non-cash stock-based compensation expense related to our initial public offering of $40.3 million was recognized in 2000. Of this expense, $38.2 million related to the release, at the completion of the initial public offering, to management and director stockholders shares placed in escrow in 1999 and $2.1 million related to bonus shares awarded to employees upon completion of the initial public offering.

Other Income and Expense

     Interest. Interest expense decreased $5.5 million to $1.9 million in 2001. The decrease is a result of lower interest rates and the repayment of borrowings under our bank credit facility which had been drawn for the acquisitions completed on March 31, 2000.

     Interest expense increased $4.5 million from 1999 to $7.4 million in 2000. The increase in interest expense is a result of an increase in long-term debt outstanding during 2000 related to our acquisitions.

     Gain on Sale of Oil and Gas Assets. On April 20, 2000, we sold 50% of our working interest in the South Timbalier 26 field, resulting in a gain of approximately $7.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     We intend to use cash flows from operations and our bank credit facility to fund our future development, exploration and acquisition activities. Our 2000 acquisitions significantly impacted our cash flows from operations. Our future cash flows from operations will depend on our ability to maintain and increase production on existing properties and those acquired in January 2002, our development and exploratory drilling program and the prices of oil and natural gas.

     Our bank credit facility, as amended on January 15, 2002, consists of a revolving line of credit with a group of banks available through March 30, 2005 (the "bank facility"). The bank facility currently has a borrowing base of $100 million that shall be subject to redetermination based on the proved reserves of the oil and gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the bank each April 1 and October 1. The bank facility permits both prime rate based borrowings and London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The increased borrowing base under the bank facility is secured by substantially all of our assets including those acquired in the HHOC acquisition in January 2002. The bank facility contains customary events of default and requires that we satisfy various financial covenants. At March 5, 2002, we had $55 million outstanding and $45 million of credit capacity available under the bank facility.

     Net cash of $121.1 million used in investing activities in 2001 included oil and gas property capital and exploration expenditures of $119.8 million and lease acquisitions of $2.5 million. Exploration expenditures resulting from dry holes are excluded from operating cash flows and included in investing activities. These capital expenditures were partially offset by $2.6 million in proceeds from the sale of equipment. During 2001, we completed 22 drilling projects and 66 recompletion/workover projects, 76 of which were successful. During 2000, we completed 30 drilling projects and 78 recompletion/workover projects, of which 98 were successful. At December 31, 2001 we had a cash overdraft of $0.8 million, which has been classified in accounts payable.

     Our 2002 capital expenditure budget is focused on moderate risk exploratory activities on the leases acquired in January 2002, combined with exploitation and exploration activities on our previously existing properties. We currently expect that up to 15 percent of our budget will be spent on high risk, high potential exploration activities. Our capital expenditure plans for 2002 are currently estimated to range between $60 million and $80 million. Actual levels of capital expenditures may vary significantly due to many factors, including the integration of projects on the properties acquired from HHOC in January 2002, results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the prices of drilling rigs and other oilfield goods and services.

     We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that the proceeds from working capital, cash flows from operations and borrowings under our bank facility will be sufficient to meet our capital requirements through the end of 2002. However, additional financing may be required in the future to fund our growth and capital expenditures.

LONG-TERM DEBT AND LEASE OBLIGATIONS

     The following summarizes our obligations under long-term debt and operating lease obligations as of December 31, 2001, and includes the 11% Senior Subordinated Notes we issued in January 2002 in connection with the HHOC acquisition:

                                                      PAYMENTS DUE BY PERIOD
                                       -----------------------------------------------------
                                        TOTAL    1 YEAR   2-3 YEARS   4-5 YEARS   THEREAFTER
                                       -------   ------   ---------   ---------   ----------
                                                          (IN THOUSANDS)
Long-term debt.......................  $63,864   $   85    $  191      $25,217     $38,371
Operating leases.....................   16,262    1,753     3,614        4,045       6,850
                                       -------   ------    ------      -------     -------
                                       $80,126   $1,838    $3,805      $29,262     $45,221
                                       =======   ======    ======      =======     =======

HEDGING ACTIVITIES

     We enter into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. We also distribute our hedging transactions to a variety of financial institutions to reduce our exposure to counterparty credit risk. Our hedging program uses financially-settled crude oil and natural gas swaps and zero-cost collars benchmarked to the New York Mercantile Exchange ("NYMEX") West Texas Intermediate crude oil contract and Henry Hub natural gas contracts. On December 12, 2001, we purchased a put swaption in anticipation of the acquisition of HHOC. The put swaption provided us with a financially-settled natural gas swap at $2.95 per mmbtu for 10,950,000 mmbtu (30,000 mmbtu per day) for the period of February 2002 through January 2003 and the option to cancel this swap on January 15, 2002. On January 15, 2002, we exercised our right provided by the put swaption to own the swap at $2.95 per mmbtu. With a financially-settled swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price of the collar. As of December 31, 2001, the only contract in place was the put swaption. The hedged natural gas volume approximates 36% of our estimated production from proved reserves through January 2003 exclusive of the HHOC production subsequently acquired in 2002.

     On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("Statement 133"), as amended, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by Statement 133, will be charged currently to earnings.

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

     As of December 31, 2001, we had no outstanding hedging transactions with Enron North America and we had fully reserved the $0.3 million due from Enron related to 61,000 barrels (1,000 barrels per day) hedged with Enron for the period of November 2001 through December 2001 at a strike price of $24.00 per barrel.

CRITICAL ACCOUNTING POLICIES

     In preparing our financial statements in accordance with accounting principles generally accepted in the United States, management must make a number of estimates and assumptions related to the reporting of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Application of certain of our accounting policies requires a significant number of estimates. These accounting policies are described below.

     - Depreciation, depletion and amortization -- We utilize the successful efforts method to account for exploration and development expenditures. Successful exploratory drilling costs and all development capital expenditures are capitalized and systematically charged to expense using the units of production method based on proved developed oil and natural gas reserves as estimated by our internal engineers and an independent petroleum engineer. We also use proved developed reserves to recognize expense for future estimated dismantlement and abandonment costs. Although the engineers are knowledgeable of and follow the guidelines for reserves as established by the U.S. Securities and Exchange Commission, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are therefore, often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities.

       Reserve revisions inherently lead to adjustments of depreciation rates utilized by the Company. We cannot predict the types of reserve revisions that will be required in future periods.

     - Impairment of properties -- We continually monitor our long-lived assets recorded in property and equipment in our consolidated balance sheet to make sure that they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or natural gas, unfavorable adjustments to reserves, or other changes to contracts, environmental regulations or tax laws. All of these factors must be considered when testing a property's carrying value for impairment. We cannot predict the need for, nor estimate the amount of, impairment charges that may be recorded in the future.

     - Derivative instruments and hedging activities -- We enter into hedging transactions for our oil and natural gas production to reduce our exposure to fluctuations in the price of oil and natural gas. Our hedging transactions have to date consisted primarily of financially-settled swaps and zero-cost collars with major financial institutions. We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. Under the provisions of Statement 133, we are required to record our derivative instruments at fair market value as either assets or liabilities in our consolidated balance sheet. The fair value recorded is an estimate based on future commodity prices available at the time of the calculation. The fair market value could differ from actual settlements if the other party to the contract defaults on its obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

NEW ACCOUNTING POLICIES

     In 2001, the Financial Accounting Standards Board issued four new pronouncements:

     - Statement 141, Business Combinations, requires the purchase method of accounting for all business combinations and applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001.

     - Statement 142, Goodwill and Other Intangible Assets, requires that goodwill as well as other intangible assets be tested annually for impairment and is effective for fiscal years beginning after December 15, 2001.

     - Statement 143, Accounting for Asset Retirement Obligations, requires entities to record the fair values of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002.

     - Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations, and broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001.

     Statement 141 will apply to us with respect to the acquisition of HHOC in January 2002. Statement 142 will not apply to us at this time as we do not anticipate recording goodwill or other intangible assets as a result of the HHOC acquisition. We are currently assessing the impact of Statements 143 and 144 on our future financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2001, $25 million of our long-term debt had variable interest rates.

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

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of December 31, 2001, we had a natural gas swap beginning February 2002 maturing monthly through January 2003 related to the net sale of 10,950,000 Mmbtu of natural gas (30,000 Mmbtu per day) at $2.95 per Mmbtu. The hedged natural gas volume approximates 36% of our estimated production from proved reserves through January 2003. Had this contract been terminated at December 31, 2001, we estimate the loss would have been $0.5 million.

     We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on fair value of our derivative instruments. At December 31, 2001, the potential change in the fair value of commodity derivative instruments assuming a 10% upward movement in the underlying commodity price was a $3.1 million increase in the combined estimated loss.

     For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

                     GLOSSARY OF OIL AND NATURAL GAS TERMS

     "3-D" or "3-D seismic" Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two-dimensional, seismic.

     "Bbl" One stock tank barrel, or 42 U.S. gallons liquid volume, used in this Report in reference to oil and other liquid hydrocarbons.

     "Boe" Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.

     "Bcf" Billion cubic feet

     "Bcfe" Billion cubic feet equivalent, with one barrel of oil being equivalent to six thousand cubic feet of natural gas.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

     The consolidated financial statements of Energy Partners, Ltd. and subsidiaries and the related information included in this Report have been prepared by management in conformity with accounting principles generally accepted in the United States of America. The financial statements include amounts that are management's best estimates and judgments.

     Management maintains a system of internal controls including internal accounting controls that provide management with reasonable assurance that our assets are protected and that published financial statements are reliable and free of material misstatement. Management is responsible for the effectiveness of internal controls. This is accomplished through established codes of conduct, accounting and other control systems, policies and procedures, employee selection and training, appropriate delegation of authority and segregation of responsibilities.

     The Audit Committee of the Board of Directors, composed solely of directors who are not officers or employees of the Company, meets regularly with the independent certified public accountants, financial management and counsel. To ensure complete independence, the certified public accountants have full and free access to the Audit Committee to discuss the results of their audits, the adequacy of internal controls and the quality of financial reporting.

     Our independent certified public accountants provide an objective independent review by their audit of the Company's financial statements. Their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal accounting controls to the extent deemed necessary for the purposes of their audit.


           /s/ RICHARD A. BACHMANN                           /s/ SUZANNE V. BAER
             Richard A. Bachmann                               Suzanne V. Baer
           Chairman, President and                        Executive Vice President
           Chief Executive Officer                       and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Energy Partners, Ltd.:

     We have audited the accompanying consolidated balance sheets of Energy Partners, Ltd. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Partners, Ltd. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                          KPMG LLP

New Orleans, Louisiana
February 8, 2002

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 2001       2000
                                                               --------   --------
                                      ASSETS
Current assets:
     Cash and cash equivalents..............................   $     --   $  3,349
     Trade accounts receivable..............................     13,753     28,930
     Fair value of commodity derivative instruments.........      2,047         --
     Prepaid expenses.......................................      1,459      1,465
                                                               --------   --------
          Total current assets..............................     17,259     33,744
Property and equipment, at cost under the successful efforts
  method of accounting for oil and gas properties...........    287,192    195,714
Less accumulated depreciation, depletion and amortization...    (63,330)   (24,927)
                                                               --------   --------
          Net property and equipment........................    223,862    170,787
Other assets................................................        363      1,357
Deferred financing costs -- net of accumulated amortization
  of $1,995 in 2001 and $1,027 in 2000......................      1,293      2,261
                                                               --------   --------
                                                               $242,777   $208,149
                                                               ========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................   $ 10,404   $ 17,322
     Accrued expenses.......................................     10,985     24,639
     Current maturities of long-term debt...................         85         --
                                                               --------   --------
          Total current liabilities.........................     21,474     41,961
Long-term debt..............................................     25,408        100
Deferred income taxes.......................................     16,782      9,207
Other.......................................................     14,246      6,290
                                                               --------   --------
                                                                 77,910     57,558
                                                               --------   --------
Stockholders' equity:
     Preferred stock, $1 par value, authorized 1,700,000
      shares; none issued...................................         --         --
     Common stock, par value $0.01 per share. Authorized
      50,000,000 shares; issued and outstanding:
      2001 -- 26,870,757 shares; 2000 -- 26,400,147
      shares................................................        269        264
     Additional paid-in capital.............................    180,995    179,679
     Accumulated other comprehensive income.................        981         --
     Accumulated deficit....................................    (17,378)   (29,352)
                                                               --------   --------
          Total stockholders' equity........................    164,867    150,591
                                                               --------   --------
                                                               $242,777   $208,149
                                                               ========   ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001       2000      1999
                                                              --------   --------   -------
Revenue:
     Oil and gas............................................  $143,870   $100,728   $ 8,484
     Other..................................................     2,057      2,344     1,025
                                                              --------   --------   -------
                                                               145,927    103,072     9,509
                                                              --------   --------   -------
Costs and expenses:
     Lease operating........................................    36,269     24,077     1,640
     Taxes, other than on earnings..........................     7,190      6,327        --
     Exploration expenditures and dry hole costs............    15,141      1,703     1,570
     Depreciation, depletion and amortization...............    46,870     25,595     4,525
     General and administrative:
       Stock-based compensation.............................     1,651      2,757        --
       Other general and administrative.....................    18,182     11,058     2,609
       Stock-based compensation related to public
          offering..........................................        --     40,276        --
                                                              --------   --------   -------
          Total costs and expenses..........................   125,303    111,793    10,344
                                                              --------   --------   -------
Income (loss) from operations...............................    20,624     (8,721)     (835)
                                                              --------   --------   -------
Other income (expense):
     Interest income........................................       329        596       312
     Interest expense.......................................    (1,916)    (7,438)   (2,947)
     Gain on sale of oil and gas assets.....................        39      7,781        --
                                                              --------   --------   -------
                                                                (1,548)       939    (2,635)
                                                              --------   --------   -------
          Income (loss) before income taxes.................    19,076     (7,782)   (3,470)
Income taxes................................................    (7,102)   (10,902)    1,186
                                                              --------   --------   -------
          Net income (loss).................................    11,974    (18,684)   (2,284)
Less dividends earned on Preferred Stock and accretion of
  issuance costs............................................        --     (6,703)     (836)
                                                              --------   --------   -------
          Net income (loss) available to common
            stockholders....................................  $ 11,974   $(25,387)  $(3,120)
                                                              ========   ========   =======
Basic earnings (loss) per share.............................  $   0.45   $  (2.27)  $ (0.22)
                                                              ========   ========   =======
Diluted earnings (loss) per share...........................  $   0.44   $  (2.27)  $ (0.22)
                                                              ========   ========   =======
Weighted average common shares used in Computing income
  (loss) per share:
          Basic.............................................    26,865     11,160    14,247
                                                              ========   ========   =======
          Diluted...........................................    26,920     11,160    14,247
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                     ACCUMULATED
                                                       ADDITIONAL       OTHER
                                  COMMON      COMMON    PAID-IN     COMPREHENSIVE   ACCUMULATED
                               STOCK SHARES   STOCK     CAPITAL        INCOME         DEFICIT      TOTAL
                               ------------   ------   ----------   -------------   -----------   --------
Balance at December 31,
  1998.......................     15,060       $150     $     --        $ --         $   (845)    $   (695)
  EIF Shares cancelled.......     (3,292)       (32)          32          --               --           --
  Dividends earned on
     Preferred Stock.........         --         --           --          --             (800)        (800)
  Accretion of Preferred
     Stock issuance costs....         --         --           --          --              (36)         (36)
  Net loss...................         --         --           --          --           (2,284)      (2,284)
                                  ------       ----     --------        ----         --------     --------
Balance at December 31,
  1999.......................     11,768        118           32          --           (3,965)      (3,815)
  Dividends earned on
     Preferred Stock.........         --         --           --          --           (6,340)      (6,340)
  Accretion of Preferred
     Stock issuance costs....         --         --           --          --             (363)        (363)
  Stock issued for cash......      5,750         58       78,623          --               --       78,681
  Conversion of Preferred
     Stock...................      9,388         94       57,985          --               --       58,079
  Stock-based compensation...        113          1        2,756          --               --        2,757
  Stock-based compensation
     related to public
     offering................        140          1       40,275          --               --       40,276
  Shares cancelled...........       (759)        (8)           8          --               --           --
  Net loss...................         --         --           --          --          (18,684)     (18,684)
                                  ------       ----     --------        ----         --------     --------
Balance at December 31,
  2000.......................     26,400        264      179,679          --          (29,352)     150,591
  Stock-based compensation...         --         --        1,651          --               --        1,651
  Exercise of warrants.......        466          5           --          --               --            5
  Common stock issued........          5         --           --          --               --           --
  Comprehensive income:
     Net income..............         --         --           --          --           11,974       11,974
     Fair value of commodity
       derivative
       instruments...........         --         --           --         981               --          981
                                                                                                  --------
     Comprehensive income....                                                                       12,955
                                                                                                  --------
  Other......................         --         --         (335)         --               --         (335)
                                  ------       ----     --------        ----         --------     --------
Balance at December 31,
  2001.......................     26,871       $269     $180,995        $981         $(17,378)    $164,867
                                  ======       ====     ========        ====         ========     ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                               2001        2000        1999
                                                             ---------   ---------   --------
Cash flows from operating activities:
  Net income (loss)........................................  $  11,974   $ (18,684)  $ (2,284)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation, depletion and amortization..............     46,870      25,595      4,525
     (Gain) loss on sale of oil and gas assets.............        (39)     (7,781)        --
     Stock-based compensation..............................      1,651      43,033         --
     Deferred income taxes.................................      7,023      10,752     (1,186)
     Exploration Expenditures..............................     13,575       1,657      1,570
     Non-cash effect of derivative instruments.............      1,928          --         --
     Amortization of deferred financing costs..............        968       1,090         91
                                                             ---------   ---------   --------
                                                                83,950      55,662      2,716
     Changes in operating assets and liabilities:
       Trade accounts receivable...........................     15,177     (20,960)     4,782
       Prepaid expenses....................................          6      (1,164)      (216)
       Fair value of commodity derivative instrument.......     (2,442)         --         --
       Other assets........................................      1,354      (1,357)        --
       Accounts payable and accrued expenses...............     (6,403)     18,264    (12,133)
       Other liabilities...................................        205         258        257
                                                             ---------   ---------   --------
          Net cash provided by (used in) operating
            activities.....................................     91,847      50,703     (4,594)
                                                             ---------   ---------   --------
Cash flows used in investing activities Property
     acquisitions..........................................     (2,516)   (119,872)    (1,410)
  Exploration and development expenditures.................   (119,824)    (45,488)   (17,823)
  Other property and equipment additions...................     (1,349)     (1,628)        --
  Proceeds from sale of oil and gas assets.................      2,622      36,610         --
                                                             ---------   ---------   --------
          Net cash used in investing activities............   (121,067)   (130,378)   (19,233)
                                                             ---------   ---------   --------
Cash flows from financing activities:
  Increase in bank overdraft...............................        808          --         --
  Deferred financing costs.................................         --      (2,836)      (332)
  Repayments of long-term debt.............................     (5,172)   (118,050)   (30,300)
  Proceeds from long-term debt.............................     30,565     108,000     20,450
  Net proceeds from issuance of common stock...............         --      78,681         --
  Net payment of Preferred Stock dividends.................         --      (5,053)        --
  Net proceeds from issuance of Preferred Stock............         --          --     55,639
  Other....................................................       (330)         --         --
                                                             ---------   ---------   --------
          Net cash provided by financing activities........     25,871      60,742     45,457
                                                             ---------   ---------   --------
          Net (decrease) increase in cash and cash
            equivalents....................................     (3,349)    (18,933)    21,630
Cash and cash equivalents at beginning of period...........      3,349      22,282        652
                                                             ---------   ---------   --------
Cash and cash equivalents at end of period.................  $      --   $   3,349   $ 22,282
                                                             =========   =========   ========

          See accompanying notes to consolidated financial statements.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

     The consolidated financial statements include the accounts of Energy Partners, Ltd., and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions are eliminated in consolidation.

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

     The estimated costs of dismantling and abandoning offshore oil and gas properties are provided currently using the unit-of-production method. Such provision is included in depletion, depreciation and amortization in the accompanying statements of operations. As of December 31, 2001, such costs are expected to be approximately $54.9 million. To date, $13.5 million has been accrued and is included in other liabilities in the accompanying consolidated balance sheets.

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

 (d) Other Revenue

     The Company earned a management fee for its service as the operator of South Timbalier 26 in which it held a 20% working interest through April 2000 and currently holds a 50% working interest. The management fee revenue was recorded as the services were performed. There was no management fee recorded in 2001 and the management fee was $0.3 million and $0.8 million in 2000 and 1999, respectively.

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

 (g) Revenue Recognition

     The Company uses the entitlement method for recording natural gas sales revenues. Under this method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities and under-deliveries are recorded as receivables. These amounts are not material at December 31, 2001 and 2000.

 (h) Statements of Cash Flows

     For purposes of the statements of cash flows, highly-liquid investments with original maturities of three months or less are considered cash equivalents. At December 31, 2001, 2000 and 1999, interest-bearing cash equivalents were approximately $2.1 million, $7.6 million and $23.2 million, respectively. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities.

 (i) Hedging Activities and New Accounting Pronouncement

     The Company uses derivative commodity instruments to manage commodity price risks associated with future crude oil and natural gas production but does not use them for speculative purposes. The Company's commodity price hedging program has utilized financially-settled zero-cost collar contracts to establish floor and ceiling prices on anticipated future crude oil and natural gas production and oil and natural gas swaps to fix the price of anticipated future crude oil and natural gas production. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (Statement 133), as amended, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by Statement 133, will be charged currently to earnings.

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

     In November 1999, as a requirement to complete the Preferred Stock transaction discussed in note 5, management and director stockholders placed in escrow 3,304,830 shares of common stock. These common shares were originally issued for cash in early 1998, as part of the initial capitalization of the Company, prior to the commencement of any significant operations by the Company. All or a portion of these shares were to be released from escrow only upon the attainment of specified reserve replacement targets or upon completion of a qualifying public offering. On November 7, 2000, 2,545,500 shares were released as a result of the initial public offering and the remaining shares were cancelled. Non-cash compensation expense in the fourth quarter of 2000 for the shares released was approximately $38.2 million. In addition, at the time of the initial public offering, the Company awarded 139,500 bonus shares to employees and recognized non-cash compensation expense of approximately $2.1 million related to these shares. Compensation expense was calculated using $15.00 per share, the offering price for the Company's common stock.

(4) PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at December 31, 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Proved oil and gas properties...............................  $281,577   $193,001
Unproved oil and gas properties.............................     2,273        289
Other.......................................................     3,342      2,424
                                                              --------   --------
                                                               287,192    195,714
Less accumulated depreciation, depletion and amortization...   (63,330)   (24,927)
                                                              --------   --------
          Net property and equipment........................  $223,862   $170,787
                                                              ========   ========

     In June 1998, the Company commenced a four well drill-to-earn program covering Main Pass 122/133. Under the terms of the agreement, the Company retained 100% of the operator's working interest in the wells (the operator's interests were 100% in two wells and 69% in the other two wells). The Company is entitled to recoup its investment plus a specified return through 75% of the production stream. The operator is responsible for lease operating costs out of their retained 25% production interest. At December 31, 2001, the Company's net investment for this program was approximately $8.5 million and revenue was approximately $1.6 million for the year ended December 31, 2001. Following payout, which has not yet occurred, the Company's interest will decrease to 1%.

     Substantially all of the Company's oil and gas properties serves as collateral for its bank facility.

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

(6) ACQUISITIONS AND DISPOSITION

     On March 31, 2000, the Company purchased an 80% working interest in South Timbalier 26 for approximately $44.9 million. Additionally, on March 31, 2000, the Company purchased an average 96.1% working interest in East Bay Field (East
Bay) for approximately $72.3 million. The entire purchase price for both acquisitions was allocated to property and equipment. The terms of the acquisitions did not contain any contingent consideration, options or future commitments.

     On April 20, 2000, the Company sold 50% of its working interest in South Timbalier 26 for approximately $36.6 million, resulting in a gain of approximately $7.8 million. The proceeds from this sale were used to reduce the borrowings under the reducing revolving line of credit.

     The unaudited pro forma results of operations, assuming that such acquisitions and disposition occurred on January 1, 2000, are as follows (in thousands, except per share amounts):

                                                                  2000
                                                               -----------
                                                               (UNAUDITED)
Pro forma:
  Revenue...................................................    $129,117
  Income from operations....................................      11,162
  Net loss..................................................      (4,790)
  Basic loss per common share...............................    $  (1.03)
  Diluted loss per common share.............................    $  (1.03)

     The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisitions and disposition taken place at the beginning of the periods presented or future results of operations.

(7) LONG-TERM DEBT

     In June 1999, the Company entered into a reducing revolving line of credit with a group of banks (bank facility). In order to finance the acquisitions discussed in note 6, the Company amended its bank facility to provide for a $90.0 million reducing revolving line of credit and a $25.0 million reducing bridge financing. As stipulated in the bank facility, the proceeds from the asset sale of $36.6 million were used to reduce the outstanding borrowings to approximately $71.8 million. In conjunction with the initial public offering described in note 3, the outstanding borrowings were repaid. At December 31, 2001, the bank facility, as amended on August 1, 2001, had a borrowing base of $65 million and was available through March 30, 2003 with interest permitted at both prime rate based borrowings and London interbank borrowing rate (LIBOR) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.25% to 2.0% above LIBOR and 0% to 0.50% above prime. The weighted average interest rate at December 31, 2001 was 3.41%. The bank facility contains customary events of default and requires that the Company satisfy various financial covenants with which the Company was in compliance at December 31, 2001. The bank facility was amended subsequent to year-end, to among other things, extend the maturity to March 30, 2005, as discussed in note 13.

     The Company also has an installment note payable monthly with interest at 7.99% maturing February 2006. As of December 31, 2001, the balance outstanding was $0.5 million.

     Total long-term debt outstanding at December 31, 2001 was $25.5 million which approximates fair value. Maturities of long-term debt for each of the years subsequent to December 31, 2001 are as follows: 2002 -- $0.08 million, 2003 -- $0.09 million, 2004 -- $0.1 million, 2005 -- $25.1 million and
2006 -- $0.1 million.

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

     Also, on November 17, 1999, the Company issued a warrant to EIF to purchase 928,050 shares of common stock as required by the Preferred Stock transaction discussed in note 5. The warrant was exercisable at approximately $6.50 per share or through cashless exercise, subject to adjustment as specified in the agreement, in whole or in part at any time for a period of 60 days after a qualifying public offering. The warrant was assigned no value at the date of issuance. EIF exercised its option to convert the warrant in January 2001, receiving 466,245 shares of common stock.

(8) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. On November 17, 1999, as required by the Preferred Stock transaction discussed in note 5, management and director stockholders placed in escrow 3,304,830 shares of common stock. These shares could not be voted by the management and director stockholders and all or a portion would only be released from escrow upon the attainment of specified reserve replacement targets or upon the completion of a qualified initial public offering. Also, as a requirement of this transaction, EIF returned 3,291,720 shares of common stock, which were cancelled. All of these shares have been excluded from the calculation of weighted average common shares from November 17, 1999. On November 7, 2000, as a result of the initial public offering, 2,545,500 of the escrow shares were returned to management and director stockholders and have been included in the calculation of weighted average common shares from that date. The effect of the preferred stock dividends and accretion of issuance costs on arriving at income available to common stockholders was none in 2001, $6.7 million in 2000 and $0.8 million in 1999.

     Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and convertible preferred stock shares and the potential shares that would have a dilutive effect on earnings per share. The number of dilutive convertible preferred stock shares and stock awards used in computing diluted earnings per share were 54,976 in 2001 and none in 2000 and 1999 as these securities were antidilutive in those years.

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

(9) HEDGING ACTIVITIES

     The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the NYMEX for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month. The Company uses financially-settled crude oil and natural gas swaps and zero-cost collars.

     On December 12, 2001, the Company purchased a financially-settled put swaption (put swaption) in anticipation of the acquisition of Hall-Houston Oil Company and affiliated interests (collectively, HHOC). The put swaption provided the Company with a financially-settled natural gas swap at $2.95 per mmbtu for 10,950,000 mmbtu (30,000 mmbtu per day) for the period of February 2002 through January 2003 and the option to cancel this swap on January 15, 2002. The cost to enter into the contract was $2.4 million. On January 15, 2002, Company exercised its right provided by the put swaption to retain the swap at $2.95 per mmbtu.

     With a financially-settled swap, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. As of December 31, 2001, the only contract in place was the put swaption.

     For the years ended December 31, 2001 and 2000, hedging activities reduced oil and gas revenues by $3.5 and $10.6 million, respectively. The Company did not have any hedging activities in 1999.

     The Company's derivative instruments qualify as cash-flow hedges. In accordance with the transition provisions of Statement 133, on January 1, 2001, the Company recorded a net-of-tax cumulative-effect-type loss adjustment of $2.4 million in accumulated other comprehensive income to recognize at fair value all derivatives that were designated as cash-flow hedging instruments. During 2001, as the contracts settled, losses of $2.4 million were transferred from accumulated other comprehensive income and the fair value of outstanding derivative assets increased $1.0 million resulting in an ending balance of $1.0 in accumulated other comprehensive income at December 31, 2001 related to hedging activities.

(10) INCOME TAXES

     Components of income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                           CURRENT   DEFERRED    TOTAL
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
2001:
  Federal................................................   $ 79     $ 6,628    $ 6,707
  State..................................................     --         395        395
                                                            ----     -------    -------
                                                            $ 79     $ 7,023    $ 7,102
                                                            ====     =======    =======
2000:
  Federal................................................   $150     $10,230    $10,380
  State..................................................     --         522        522
                                                            ----     -------    -------
                                                            $150     $10,752    $10,902
                                                            ====     =======    =======
1999:
  Federal................................................   $ --     $(1,186)   $(1,186)
  State..................................................     --          --         --
                                                            ----     -------    -------
                                                            $ --     $(1,186)   $(1,186)
                                                            ====     =======    =======

     The reasons for the differences between the effective tax rates and the "expected" corporate federal income tax rate of 34% is as follows:

                                                                 PERCENTAGE OF
                                                                PRETAX EARNINGS
                                                              --------------------
                                                              2001   2000    1999
                                                              ----   -----   -----
Expected tax rate...........................................  34.0%  (34.0)% (34.0)%
Stock-based compensation....................................   1.1   168.3      --
State taxes.................................................   2.1     6.7      --
Other.......................................................    --    (0.9)   (0.2)
                                                              ----   -----   -----
                                                              37.2%  140.1%  (34.2)%
                                                              ====   =====   =====

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset (liability) at December 31, 2001 and 2000 are presented below:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Restricted stock awards and options.......................  $  1,376   $  1,504
  Federal and state net operating loss carryforwards........     8,399      9,792
  Fair value of commodity derivative instruments............       143         --
  Other.....................................................       197        185
Deferred tax liability:
  Property, plant and equipment, principally due to
     differences in depreciation............................   (26,897)   (20,688)
                                                              --------   --------
     Net deferred tax liability.............................  $(16,782)  $ (9,207)
                                                              ========   ========

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $23.3 million, which are available to reduce future federal taxable income. The net operating loss carryforwards begin expiring in the years 2018 through 2021. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized through future earnings, reversal of taxable temporary differences and tax planning strategies. As a result, no valuation allowance has been provided.

(11) EMPLOYEE BENEFIT PLANS

     In April 2000, an employee, pursuant to her employment agreement, was granted 90,000 shares of restricted stock and stock options to purchase 375,000 shares of common stock. One-third of the restricted stock granted vested upon the execution of the employment agreement and one-third will vest on the first and second anniversary of the agreement. The stock options vest and are exercisable at the prices as follows: 150,000 shares at $7.67 per share after one year, 150,000 shares at $8.82 per share after two years and the remaining shares at $10.14 after three years. The grant date fair value of the restricted stock and options was $17.00. In addition, pursuant to her employment agreement, a second employee was granted 23,334 shares of restricted stock upon closing of the initial public offering, 6,667 of which will vest on the second anniversary of the employment agreement and the remainder of which will vest on the third anniversary of the employment agreement. The Company has recognized non-cash compensation expense of $1.7 million and $2.8 million in 2001 and 2000, respectively related to the restricted stock and stock option grants. At December 31, 2001, there was $0.6 million of deferred stock based compensation expense related to these awards, which will be recognized over the remaining vesting period.

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

     The board of directors also adopted the 2000 stock option plan for non-employee directors on September 12, 2000, and the stockholders approved the plan on September 15, 2000. The plan provides for automatic grants of stock options to members of the board of directors who are not employees of the Company or any subsidiary. An initial grant of a stock option to purchase 4,000 shares of our common stock was made to each non-employee director upon consummation of the public offering. An initial grant of a stock option to purchase 2,000 shares will also be made to each person who becomes a non-employee director after the effective date upon his or her initial election or appointment. After the initial grant, each non-employee director will receive an additional grant of a stock option to purchase 4,000 shares of our common stock immediately following each subsequent annual meeting. All stock options granted under the plan will have a per share exercise price equal to the fair market value of a share of common stock on the date of grant (as determined by the committee appointed to administer the plan), will be fully vested and immediately exercisable, and will expire on the earlier of (i) ten years from the date of grant or (ii) 36 months after the optionee ceases to be a director for any reason. For initial grants, fair market value was the public offering price. The total number of shares of our common stock that may be issued under the plan is 250,000, subject to adjustment in the case of certain corporate transactions and events.

     A summary of stock options granted under the incentive plans for the years ended December 31, 2001 and 2000 are as follows:

                                                      2001                   2000
                                              --------------------   --------------------
                                                          WEIGHTED               WEIGHTED
                                               NUMBER     AVERAGE     NUMBER     AVERAGE
                                                 OF       EXERCISE      OF       EXERCISE
                                               SHARES      PRICE      SHARES      PRICE
                                              ---------   --------   ---------   --------
Outstanding at beginning of year............    568,097    $10.77           --    $   --
Granted.....................................    585,808    $10.93      568,097    $10.77
Exercised...................................         --    $   --           --    $   --
Forfeited...................................    (59,623)   $12.57           --    $   --
                                              ---------    ------    ---------    ------
Outstanding at end of year..................  1,094,282    $10.76      568,097    $10.77
                                              =========    ======    =========    ======
Exercisable at end of year..................    253,194    $10.15       28,000    $15.00
                                              =========    ======    =========    ======
Available for future grants.................  1,782,848              2,309,033
                                              =========              =========

     A summary of information regarding stock options outstanding at December 31, 2001 is as follows:

                                                OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                                               ----------------------   --------------------
RANGE OF                                        REMAINING    WEIGHTED              WEIGHTED
EXERCISE                                       CONTRACTUAL   AVERAGE                AVERAGE
PRICES                               SHARES       LIFE        PRICE      SHARES      PRICE
--------                             -------   -----------   --------   --------   ---------
$7.67-$8.82........................  300,000   4-5 years      $ 8.25    150,000     $ 7.67
$10.14-$15.00......................  794,282   5-10 years     $11.70    103,194     $13.75

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board's Opinion No. 25, "Accounting For Stock Issued To Employees" (Opinion No. 25). However, Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting For Stock-Based Compensation" permits the continued use of the intrinsic value-based method prescribed by Opinion No. 25 but requires additional disclosures, including pro forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by Statement 123 had been applied. If compensation expense for the Company's stock option plans had been determined using the fair-value method in Statement 123, the Company's net income (loss) and earnings
(loss) per share would have been as shown in the pro forma amounts below: (in thousands, except per share amounts)

                                                                      2001       2000
                                                                    --------   --------
Net income (loss) available to common
  stockholders......................................  As reported   $11,974    $(25,387)
                                                      Pro forma     $10,685    $(25,575)
Basic earnings (loss) per share.....................  As reported   $  0.45    $  (2.27)
                                                      Pro forma     $  0.40    $  (2.29)
Diluted earnings (loss) per share...................  As reported   $  0.44    $  (2.27)
                                                      Pro forma     $  0.40    $  (2.29)
Average fair value of grants during the year........                $  3.47    $   4.68

Black-Scholes option pricing model assumptions:

  Risk free interest rate...................................       4.5%       5.0%
  Expected life (years).....................................  2.5 to 5   2.5 to 7
  Volatility................................................     35.00%     41.00%
  Dividend yield............................................        --         --

(12) COMMITMENTS AND CONTINGENCIES

     The Company has operating leases for office space and equipment, which expire on various dates through 2011.

     Future minimum lease commitments as of December 31, 2001 under these operating leases are as follows (in thousands):

2002........................................................   $  1,753
2003........................................................      1,756
2004........................................................      1,858
2005........................................................      1,786
2006........................................................      2,259
Thereafter..................................................      6,850
                                                               --------
                                                               $ 16,262
                                                               ========

     Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1.8 million, $0.9 million and $0.4 million, respectively.

     Commencing January 1, 2002, the Company is required to make monthly deposits of $250,000 into a trust for future abandonment costs at East Bay. The Company is not entitled to access the trust fund in order to draw funds for abandonment purposes prior to December 31, 2003. Monthly payments are not required to be made for fiscal 2004 and are to resume January 1, 2005, however, beginning December 31, 2003 the minimum balance in the trust must be maintained at $6.0 million until such time that the remaining abandonment obligation is less than that amount. Therefore if funds are drawn to pay for ongoing abandonment activities, deposits may be necessary.

     From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(13) SUBSEQUENT EVENT

     On January 15, 2002, the Company closed the acquisition of HHOC for $88.3 million and the assumption of HHOC's working capital deficit. At closing, the Company issued $38.4 million of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (Series D Preferred Stock), $38.4 million of 11% Senior Subordinated Notes, due 2009 (the Notes), 574,931 shares of common stock, $5.1 million of cash and issued warrants to purchase four million shares of common stock. Of the warrants, one million have a strike price of $9.00 and three million have a strike price of $11.00 per share. The warrants have a fair value of approximately $3.0 million. Selling preferred stockholders of HHOC also received the right to receive contingent consideration related to future proved reserve additions from exploratory prospect acreage held by HHOC as of the closing date. The contingent consideration may be paid in common stock or cash at the Company's option and in no event will exceed a value of $50 million. The contingent consideration, if any, will be capitalized as additional purchase price. The Company does not have enough information at this time to prepare the purchase price allocation, however it believes that the entire purchase price will be allocated among working capital and oil and gas assets.

     In connection with the acquisition of HHOC, in January 2002, the Board of Directors of the Company resolved to designate a new class of preferred stock. The Company authorized 550,000 shares of Series D Preferred Stock, having a par value of $1.00 per share of which 383,707 shares were issued in the acquisition of HHOC.

     The Series D Preferred Stock earns cumulative dividends payable semiannually in arrears on January 15 and July 15 of each year as follows:

DIVIDEND PERIOD ENDING                                         DIVIDEND RATE
----------------------                                         -------------
July 15, 2002 to January 15, 2005...........................         7%
July 15, 2005 to January 15, 2006...........................         8%
July 15, 2006 to January 15, 2007...........................         9%
July 15, 2007 thereafter....................................        10%

     Any dividends accrued on or prior to January 15, 2006 shall when declared be payable in cash at the dividend rate per share based on the stated value of $100. Any dividends accrued after January 15, 2006 and on or before January 14, 2009 shall when declared be payable, at the option of the Company, either in cash at the dividend rate per share based on the stated value of $100 or by issuing dividend shares having an aggregate value equal to the dividend rate per share based on the stated value of $100. The Company may, at its option on or after January 15, 2005, redeem the Series D Preferred Stock in whole, at a redemption price per share equal to $100 plus accrued and unpaid dividends. The Company may also, at its option, on any dividend payment date, exchange the Series D Preferred Stock, in whole, along with any unpaid dividends, for an equal principal amount of Exchangeable Notes. At the time of the exchange holders, of outstanding shares will be entitled to receive $100 principal amount of Exchangeable Notes for each $100 stated value of Series D Preferred Stock and accrued and unpaid dividends. The Exchangeable Notes mature January 15, 2009 and the coupon follows the same schedule as that of the dividends on the Series D Preferred Stock. Each share of the Series D Preferred Stock is convertible at the option of the record holder at any time, into the number of shares of common stock determined by dividing $100 by the conversion price of $8.54 as adjusted pursuant to the terms of the Series D Preferred Stock designation.

     In addition, as stated above, the Company issued the Notes due January 15, 2009 with annual interest of 11%, payable semi-annually on each January 15 and July 15, commencing July 15, 2002. If at any time while the Notes are outstanding, the Company completes a public or Rule 144A offering of debt securities, to the extent permitted by the Company's bank facility, the proceeds of such offering will be used to prepay the principal amount of the Notes plus accrued interest.

     Concurrent with the closing, the Company amended its bank facility. The new terms provide for a $100 million borrowing base that shall be subject to redetermination based on the proved reserves of the oil and gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the bank each April 1 and October 1. The bank facility as amended is available through March 30, 2005 with interest permitted at both prime rate based borrowings and LIBOR borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.50% to 2.5% above LIBOR and 0% to 0.75% above prime. Indebtedness under the bank facility is secured by substantially all of the combined assets of the Company and HHOC.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

     The following is supplemental cash flow information:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2001     2000      1999
                                                              -----   -------   -------
                                                                   (IN THOUSANDS)
Interest paid, net of amounts capitalized...................  $842    $6,534    $3,192
Income taxes paid...........................................  $ 79    $  150    $   --

     The following is supplemental disclosure of non-cash financing activities:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001      2000     1999
                                                              ------   --------   -----
                                                                   (IN THOUSANDS)
Dividends earned on Preferred Stock.........................  $  --    $ 6,340    $800
Conversion of Preferred Stock...............................  $  --    $58,079    $ --
Conversion of Warrants......................................  $   5    $    --    $ --

(15) RELATED PARTY

     The Company's President and Chief Executive Officer serves on the board of directors of a company that provides contract operations and other production services to the Company. The Company incurred expenses from this service provider of $2.2 million, $4.4 million and $4.7 million in 2001, 2000 and 1999, respectively. Loss of this service provider would not have a material adverse effect on the operations of the Company.

     Pursuant to the Company's stockholder agreement with Evercore, the Company paid an affiliate of Evercore a monitoring fee of $250,000 in 2001 and 2000. This fee will be paid annually until Evercore beneficially owns less than 10% of the Company. An affiliate of Evercore provided investment-banking advisory services to the Company in relation to the January 2002 acquisition of HHOC. The Company will pay $0.4 million for these services in 2002.

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

(16) INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of consolidated unaudited interim financial information for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                ---------------------------------------
                                                MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                                --------   -------   --------   -------
2001
Revenues......................................  $49,930    $37,219   $33,680    $25,098
Costs and Expenses............................   27,618     31,617    36,263     29,805
                                                -------    -------   -------    -------
Income (loss) from operations.................   22,312      5,602    (2,583)    (4,707)
Net income (loss).............................   14,037      3,424    (2,069)    (3,418)
Earnings (loss) per share:
  Basic.......................................  $  0.52    $  0.13   $ (0.08)   $ (0.13)
  Diluted.....................................     0.52       0.13     (0.08)     (0.13)

                                                          THREE MONTHS ENDED
                                               ----------------------------------------
                                               MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                               --------   -------   --------   --------
2000
Revenues.....................................  $ 4,243    $26,113   $30,734    $ 41,982
Costs and Expenses...........................    4,009     18,671    19,717      69,396(2)
                                               -------    -------   -------    --------
Income (loss) from operations................      234      7,442    11,017     (27,414)
Net income (loss)............................       60    8,195(1)    5,191     (32,130)(2)
Net income (loss) available to common
  stockholders...............................   (1,586)     5,609     3,448     (32,858)
Earnings (loss)per share:
     Basic...................................  $ (0.13)   $  0.66   $  0.40    $  (1.73)
     Diluted.................................    (0.13)      0.46      0.29       (1.73)

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

(17) SUPPLEMENTARY OIL AND GAS DISCLOSURES -- (UNAUDITED)

     Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the Company's net proved reserves, including the changes therein, and proved developed reserves:

                                                              CRUDE OIL   NATURAL GAS
                                                               (MBBLS)      (MMCF)
                                                              ---------   -----------
Proved developed and undeveloped reserves:
  December 31, 1998.........................................    2,861        12,534
     Extensions, discoveries and other additions............    1,079           267
     Purchase of reserves in place..........................      268           782
     Production.............................................     (384)         (831)
                                                               ------       -------
  December 31, 1999.........................................    3,824        12,752
     Purchase of reserves in place..........................   27,021        41,869
     Sale of reserves.......................................   (3,535)      (10,673)
     Extensions, discoveries and other additions............    3,001        10,978
     Production.............................................   (2,790)       (5,776)
                                                               ------       -------
  December 31, 2000.........................................   27,521        49,150
     Purchases of reserves in place.........................      117           301
     Extensions, discoveries and other additions............    2,797        28,383
     Revisions..............................................   (1,192)       (3,422)
     Production.............................................   (3,781)      (12,615)
                                                               ------       -------
  December 31, 2001.........................................   25,462        61,797
                                                               ======       =======
Proved developed reserves:
     December 31, 1999......................................    2,715         7,631
     December 31, 2000......................................   25,024        39,522
     December 31, 2001......................................   22,176        38,099

     Capitalized costs for oil and gas producing activities consist of the following:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Proved properties...........................................  $281,577   $193,001
Unproved properties.........................................     2,273        289
Accumulated depreciation, depletion and amortization........   (61,981)   (24,253)
                                                              --------   --------
          Net capitalized costs.............................  $221,869   $169,037
                                                              ========   ========

     Costs incurred for oil and gas property acquisition, exploration and development activities for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                          2001       2000      1999
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Oil and gas property acquisition......................  $  2,516   $119,872   $ 1,410
Exploration...........................................    45,592     18,053     1,508
Development...........................................    55,882     45,063    15,604
                                                        --------   --------   -------
          Total costs incurred........................  $103,990   $182,988   $18,522
                                                        ========   ========   =======

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO RESERVES

     The following information has been developed utilizing procedures prescribed by Statement of Financial Accounting Standards No. 69 (Statement 69), "Disclosures about Oil and Gas Producing Activities". It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

                                                       2001         2000        1999
                                                     ---------   ----------   --------
                                                              (IN THOUSANDS)
Future cash inflows................................  $ 630,941   $1,200,880   $125,038
  Future production costs..........................   (293,945)    (391,698)   (29,036)
  Future development and abandonment costs.........   (168,989)    (167,941)   (19,003)
  Future income tax expense........................     (4,688)    (183,901)   (12,906)
                                                     ---------   ----------   --------
Future net cash flows after income taxes...........    163,319      457,340     64,093
10% annual discount for estimated timing of cash
  flows............................................    (39,942)    (109,238)   (16,916)
                                                     ---------   ----------   --------
Standardized measure of discounted future net cash
  flows............................................  $ 123,377   $  348,102   $ 47,177
                                                     =========   ==========   ========

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                               2001        2000        1999
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
  Beginning of the period..................................  $ 348,102   $  47,177   $ 24,889
  Sales and transfers of oil and gas produced, net of
    production costs.......................................   (100,411)    (70,324)    (6,843)
  Net changes in prices and production costs...............   (349,126)     58,169     13,232
  Extensions, discoveries and improved recoveries, net of
    future production costs................................     49,217      23,992     18,130
  Revision of quantity estimates...........................    (12,619)         --         --
  Previously estimated development costs incurred during
    the period.............................................     10,861       7,341     18,141
  Purchase and sales of reserves in place..................        637     419,376      1,410
  Changes in estimated future development costs............    (20,014)     (8,910)   (14,352)
  Changes in production rates (timing) and other...........     11,638          --         --
  Accretion of discount....................................     48,995       5,482         42
  Net change in income taxes...............................    136,097    (134,201)    (7,472)
                                                             ---------   ---------   --------
  Net (decrease) increase..................................   (224,725)    300,925     22,288
                                                             ---------   ---------   --------
  End of period............................................  $ 123,377   $ 348,102   $ 47,177
                                                             =========   =========   ========

     The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2001 was based on period end prices of $2.71 per Mcf for natural gas and $18.21 per barrel for crude oil. The December 31, 2000 computation was based on period end prices of $9.97 per Mcf for natural gas and $25.84 per barrel for crude oil. Spot prices as at February 28, 2002 were $2.44 per Mmbtu for natural gas and $18.00 per barrel for crude oil before adjustment for lease quality, transportation fees and price differentials. Had these prices been used, the present value of future net revenues relating to proved reserves would have been increased.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     For information concerning Item 10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Related Transactions, see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 9, 2002, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Part I -- Item 4A. Executive Officers".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1. Financial Statements:

     The following financial statements are included in Part II of this Report:

       Independent Auditor's Report

       Consolidated Balance Sheets as of December 31, 2001 and 2000

       Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

       Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

       Consolidated Statement of Cash Flows for the years ended December 31,
         2001, 2000 and 1999

       Notes to the Consolidated Financial Statements

         2. Exhibits

EXHIBIT
NUMBER                                   TITLE
-------                                  -----
 3.1      --  Restated Certificate of Incorporation of Energy Partners,
              Ltd. dated as of November 16, 1999 (incorporated by
              reference to Exhibit 3.1 to EPL's registration statement on
              Form S-1 (File No. 333-42876)).
 3.2      --  Amendment to Restated Certificate of Incorporation of Energy
              Partners, Ltd. dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL's registration statement on Form S-1 (File No. 333-42876)).
 3.3      --  Certificate of Elimination of the Series A Convertible
              Preferred Stock, Series B Convertible Preferred Stock and
              Series C Preferred Stock of Energy Partners, Ltd.
              (incorporated by reference to Exhibit 4.2 of EPL's Form 8-K filed January 22, 2002).
 3.4      --  Certificate of Designation of the Series D Exchangeable
              Convertible Preferred Stock of Energy Partners, Ltd.
              (incorporated by reference to Exhibit 4.3 of EPL's Form 8-K filed January 22, 2002).
 3.5      --  Amended and Restated Bylaws of Energy Partners, Ltd. dated as of September 12, 2000 (incorporated by reference to
              Exhibit 3.3 to EPL's registration statement on Form S-1
              (File No. 333-42876)).
 4.1      --  Stockholder Agreement dated as of November 17, 1999
              (incorporated by reference to Exhibit 4.4 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
 4.2      --  Form of First Amendment to Stockholder Agreement dated as of
              September 29, 2000 (incorporated by reference to Exhibit 4.7 to EPL's registration statement on Form S-1 (File No.
              333-42876)).

EXHIBIT
NUMBER                                   TITLE
-------                                  -----
 4.3      --  Second Amendment to Stockholder Agreement dated as of
              January 15, 2002 (incorporated by reference to Exhibit 4.1 of EPL's Form 8-K filed January 22, 2002).
 4.4      --  Registration Rights Agreement by and between Energy
              Partners, Ltd., Evercore Capital Partners L.P., Evercore
              Capital Partners (NQ) L.P., Evercore Capital Offshore
              Partners L.P., Energy Income Fund, L.P. and the Individual
              Shareholders of the Company signatories thereto dated as of
              November 17, 1999 (incorporated by reference to Exhibit 4.5 to EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.1      --  Patent License Agreement between VTV, Incorporated and
              Energy Partners, Ltd. dated as of May 16, 1998 (incorporated by reference to Exhibit 10.9 to EPL's registration statement on Form S-1 (File No. 333-42876)).
10.2*     --  Amended and Restated 2000 Long Term Stock Incentive Plan.
10.3      --  2000 Stock Option Plan for Non-Employee Directors
              (incorporated by reference to Exhibit 10.26 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.4*     --  First Amendment to 2000 Stock Option Plan for Non-Employee
              Directors.
10.5      --  Stock and Deferral Plan for Non-Employee Directors
              (incorporated by reference to Exhibit 99.3 to EPL's
              registration statement on Form S-8 (File No. 333-55940)).
10.6*     --  First Amendment to Stock and Deferral Plan for Non-Employee
              Directors.
10.7      --  Employment and Stock Ownership Agreement by and between
              Energy Partners, Ltd. and Richard A. Bachmann dated as of
              June 5, 1998 (incorporated by reference to Exhibit 10.10 to
              EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.8      --  First Amendment to Employment and Stock Ownership Agreement
              by and between Energy Partners, Ltd. and Richard A. Bachmann dated as of November 17, 1999 (incorporated by reference to
              Exhibit 10.11 to EPL's registration statement on Form S-1
              (File No. 333-42876)).
10.9      --  Employment and Stock Ownership Agreement by and between
              Energy Partners, Ltd. and Suzanne V. Baer dated as of March
              18, 2000 (incorporated by reference to Exhibit 10.12 to
              EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.10     --  Form of Employment and Stock Ownership Agreement by and
              between Energy Partners, Ltd. and Clinton W. Coldren dated as of June 5, 1998 (incorporated by reference to Exhibit
              10.13 to EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.11     --  Form of First Amendment to Employment and Stock Ownership
              Agreement by and between Energy Partners, Ltd. and Clinton
              W. Coldren dated as of November 17, 1999 (incorporated by
              reference to Exhibit 10.15 to EPL's registration statement on Form S-1 (File No. 333-42876)).
10.12     --  Form of Second Amendment to Employment and Stock Ownership
              Agreement by and between Energy Partners, Ltd. and Richard
              A. Bachmann and Clinton W. Coldren, dated as of September
              29, 2000 (incorporated by reference to Exhibit 10.30 to
              EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.13     --  Employment and Stock Ownership Agreement by and between
              Energy Partners, Ltd. and Gary L. Hall (incorporated by
              reference to Exhibit 10.2 of EPL's Form 8-K filed January
              22, 2002).
10.14     --  Employment and Stock Ownership Agreement by and between
              Energy Partners, Ltd. and John H. Peper (incorporated by
              reference to Exhibit 10.3 of EPL's Form 8-K filed January
              22, 2002).
10.15     --  Employment and Stock Ownership Agreement by and between
              Energy Partners, Ltd. and Bruce R. Sidner (incorporated by reference to Exhibit 10.4 of EPL's Form 8-K filed January
              22, 2002).
10.16     --  Second Amended and Restated Revolving Credit Agreement dated
              January 15, 2002, among Energy Partners, Ltd., Hall-Houston
              Oil Company, Bank One, NA and the several banks and
              financial institutions from time to time parties thereto
              (incorporated by reference to Exhibit 10.1 of EPL's Form 8-K filed January 22, 2002).
10.17     --  Purchase and Sale Agreement by and between Ocean Energy,
              Inc. and Energy Partners, Ltd. dated as of January 26, 2000
              (incorporated by reference to Exhibit 10.18 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).

EXHIBIT
NUMBER                                   TITLE
-------                                  -----
10.18     --  Farmout Agreement by and between Chevron U.S.A. Inc.,
              Kewanee Industries, Inc. and Energy Partners, Ltd. dated as of June 9, 1998 (incorporated by reference to Exhibit 10.19 to EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.19     --  Purchase and Sale Agreement between Union Oil Company of
              California and Energy Partners, Ltd. dated as of March 31,
              2000 (incorporated by reference to Exhibit 10.20 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.20     --  Purchase and Sale Agreement between Energy Partners Ltd. and
              Vastar Resources, Inc. dated as of April 20, 2000
              (incorporated by reference to Exhibit 10.22 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.21     --  Purchase and Sale Agreement by and between Texaco
              Exploration and Production Inc. and Energy Partners, Ltd.
              dated as of September 7, 2000 (incorporated by reference to
              Exhibit 10.32 to EPL's registration statement on Form S-1
              (File No. 333-42876)).
10.22     --  Purchase and Sale Agreement by and between Online Resources,
              Inc. and Energy Partners, Ltd. dated as of October 29, 1999
              (incorporated by reference to Exhibit 10.33 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.23     --  Farmout Agreement between Chevron U.S.A. Inc. and Energy
              Partners, Ltd. and Wheless Anderson L.L.C. dated as of
              August 21, 2000 covering the North Flank of Bay Marchand
              (incorporated by reference to Exhibit 10.34 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.24     --  Assignment and Bill of Sale between Hughes-Rawls, L.L.C. and
              Energy Partners, Ltd. dated as of August 25, 1998
              (incorporated by reference to Exhibit 10.38 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.25     --  Agreement and Plan of Merger by and among Energy Partners,
              Ltd., Saints Acquisition Subsidiary, Inc. and Hall-Houston
              Oil Company dated as of December 16, 2001 (incorporated by reference to Exhibit 2.1 of EPL's Form 8-K filed December
              20, 2001).
10.26     --  Amendment No. 1 dated as of January 15, 2002 to Agreement and Plan of Merger dated as of December 16, 2001, by and
              among Energy Partners, Ltd., Saints Acquisition Subsidiary,
              Inc., and Hall-Houston Oil Company (incorporated by
              reference to Exhibit 2.2 of EPL's Form 8-K filed January 22,
              2002).
10.27     --  Assignment and Amendment of Purchase and Sale Agreement
              dated as of January 15, 2002, by and among Energy Partners,
              Ltd., Hall-Houston Oil Company, Hall Partners, L.P., LPCR
              Investment Group, L.P., Hall Consulting Company, Inc., Hall
              Equities, Inc., Hall Family Trust, Bruce R. Sidner, Wayne P.
              Hall, and John H. Peper (incorporated by reference to
              Exhibit 2.3 of EPL's Form 8-K filed January 22, 2002).
10.28     --  Principal Shareholder Voting Agreement dated as of January
              15, 2002, by and among Hall-Houston Oil Company, Evercore
              Capital Partners L.P., Evercore Capital Partners (NQ) L.P.,
              Evercore Co-Investment Partnership L.P., Evercore Capital
              Offshore Partners L.P., Energy Income Fund, L.P., and
              Richard A. Bachmann (incorporated by reference to Exhibit
              2.4 of EPL's Form 8-K filed January 22, 2002).
10.29     --  Earn-Out Agreement dated as of January 15, 2002, by and between Energy Partners, Ltd. and Hall-Houston Oil Company
              (incorporated by reference to Exhibit 2.5 of EPL's Form 8-K filed January 22, 2002).
21.1*     --  Subsidiaries of Energy Partners, Ltd.
23.1*     --  Consent of KPMG LLP.
23.2*     --  Consent of Netherland, Sewell & Associates, Inc.
99.1*     --  Report of Independent Petroleum Engineers dated as of
              February 1, 2002.

---------------

* Filed herewith

(B) Reports on Form 8-K

     On December 20, 2001, EPL filed a current report on Form 8-K reporting under Items 5 and 7, the announcement of a definitive agreement to acquire Hall-Houston Oil Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ENERGY PARTNERS, LTD.

                                          By:    /s/ RICHARD A. BACHMANN
                                            ------------------------------------
                                                    Richard A. Bachmann
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

             /s/ RICHARD A. BACHMANN                   Chairman, President and Chief      March 15, 2002
 ------------------------------------------------       Executive Officer (Principal
               Richard A. Bachmann                           Executive Officer)


               /s/ SUZANNE V. BAER                   Executive Vice President and Chief   March 15, 2002
 ------------------------------------------------       Financial Officer (Principal
                 Suzanne V. Baer                     Financial and Accounting Officer)


              /s/ AUSTIN M. BEUTNER                               Director                March 15, 2002
 ------------------------------------------------
                Austin M. Beutner


            /s/ JOHN C. BUMGARNER,JR.                             Director                March 15, 2002
 ------------------------------------------------
              John C. Bumgarner, Jr.


               /s/ HAROLD D. CARTER                               Director                March 15, 2002
 ------------------------------------------------
                 Harold D. Carter


              /s/ ROBERT D. GERSHEN                               Director                March 15, 2002
 ------------------------------------------------
                Robert D. Gershen


                 /s/ GARY L. HALL                                 Director                March 15, 2002
 ------------------------------------------------
                   Gary L. Hall


               /s/ WILLIAM O. HILTZ                               Director                March 15, 2002
 ------------------------------------------------
                 William O. Hiltz


                /s/ EAMON M. KELLY                                Director                March 15, 2002
 ------------------------------------------------
                  Eamon M. Kelly


               /s/ JOHN G. PHILLIPS                               Director                March 15, 2002
 ------------------------------------------------
                 John G. Phillips

                                    EXHIBITS

EXHIBIT
NUMBER                                   TITLE
-------                                  -----
 3.1      --  Restated Certificate of Incorporation of Energy Partners,
              Ltd. dated as of November 16, 1999 (incorporated by
              reference to Exhibit 3.1 to EPL's registration statement on
              Form S-1 (File No. 333-42876)).
 3.2      --  Amendment to Restated Certificate of Incorporation of Energy
              Partners, Ltd. dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL's registration statement on Form S-1 (File No. 333-42876)).
 3.3      --  Certificate of Elimination of the Series A Convertible
              Preferred Stock, Series B Convertible Preferred Stock and
              Series C Preferred Stock of Energy Partners, Ltd.
              (incorporated by reference to Exhibit 4.2 of EPL's Form 8-K filed January 22, 2002).
 3.4      --  Certificate of Designation of the Series D Exchangeable
              Convertible Preferred Stock of Energy Partners, Ltd.
              (incorporated by reference to Exhibit 4.3 of EPL's Form 8-K filed January 22, 2002).
 3.5      --  Amended and Restated Bylaws of Energy Partners, Ltd. dated as of September 12, 2000 (incorporated by reference to
              Exhibit 3.3 to EPL's registration statement on Form S-1
              (File No. 333-42876)).
 4.1      --  Stockholder Agreement dated as of November 17, 1999
              (incorporated by reference to Exhibit 4.4 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
 4.2      --  Form of First Amendment to Stockholder Agreement dated as of
              September 29, 2000 (incorporated by reference to Exhibit 4.7 to EPL's registration statement on Form S-1 (File No.
              333-42876)).
 4.3      --  Second Amendment to Stockholder Agreement dated as of
              January 15, 2002 (incorporated by reference to Exhibit 4.1 of EPL's Form 8-K filed January 22, 2002).
 4.4      --  Registration Rights Agreement by and between Energy
              Partners, Ltd., Evercore Capital Partners L.P., Evercore
              Capital Partners (NQ) L.P., Evercore Capital Offshore
              Partners L.P., Energy Income Fund, L.P. and the Individual
              Shareholders of the Company signatories thereto dated as of
              November 17, 1999 (incorporated by reference to Exhibit 4.5 to EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.1      --  Patent License Agreement between VTV, Incorporated and
              Energy Partners, Ltd. dated as of May 16, 1998 (incorporated by reference to Exhibit 10.9 to EPL's registration statement on Form S-1 (File No. 333-42876)).
10.2*     --  Amended and Restated 2000 Long Term Stock Incentive Plan.
10.3      --  2000 Stock Option Plan for Non-Employee Directors
              (incorporated by reference to Exhibit 10.26 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.4*     --  First Amendment to 2000 Stock Option Plan for Non-Employee
              Directors.
10.5      --  Stock and Deferral Plan for Non-Employee Directors
              (incorporated by reference to Exhibit 99.3 to EPL's
              registration statement on Form S-8 (File No. 333-55940)).
10.6*     --  First Amendment to Stock and Deferral Plan for Non-Employee
              Directors.
10.7      --  Employment and Stock Ownership Agreement by and between
              Energy Partners, Ltd. and Richard A. Bachmann dated as of
              June 5, 1998 (incorporated by reference to Exhibit 10.10 to
              EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.8      --  First Amendment to Employment and Stock Ownership Agreement
              by and between Energy Partners, Ltd. and Richard A. Bachmann dated as of November 17, 1999 (incorporated by reference to
              Exhibit 10.11 to EPL's registration statement on Form S-1
              (File No. 333-42876)).
10.10     --  Form of Employment and Stock Ownership Agreement by and
              between Energy Partners, Ltd. and Clinton W. Coldren dated as of June 5, 1998 (incorporated by reference to Exhibit
              10.13 to EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.11     --  Form of First Amendment to Employment and Stock Ownership
              Agreement by and between Energy Partners, Ltd. and Clinton
              W. Coldren dated as of November 17, 1999 (incorporated by
              reference to Exhibit 10.15 to EPL's registration statement on Form S-1 (File No. 333-42876)).

EXHIBIT
NUMBER                                   TITLE
-------                                  -----
10.12     --  Form of Second Amendment to Employment and Stock Ownership
              Agreement by and between Energy Partners, Ltd. and Richard
              A. Bachmann and Clinton W. Coldren, dated as of September
              29, 2000 (incorporated by reference to Exhibit 10.30 to
              EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.13     --  Employment and Stock Ownership Agreement by and between
              Energy Partners, Ltd. and Gary L. Hall (incorporated by
              reference to Exhibit 10.2 of EPL's Form 8-K filed January
              22, 2002).
10.14     --  Employment and Stock Ownership Agreement by and between
              Energy Partners, Ltd. and John H. Peper (incorporated by
              reference to Exhibit 10.3 of EPL's Form 8-K filed January
              22, 2002).
10.15     --  Employment and Stock Ownership Agreement by and between
              Energy Partners, Ltd. and Bruce R. Sidner (incorporated by reference to Exhibit 10.4 of EPL's Form 8-K filed January
              22, 2002).
10.16     --  Second Amended and Restated Revolving Credit Agreement dated
              January 15, 2002, among Energy Partners, Ltd., Hall-Houston
              Oil Company, Bank One, NA and the several banks and
              financial institutions from time to time parties thereto
              (incorporated by reference to Exhibit 10.1 of EPL's Form 8-K filed January 22, 2002).
10.17     --  Purchase and Sale Agreement by and between Ocean Energy,
              Inc. and Energy Partners, Ltd. dated as of January 26, 2000
              (incorporated by reference to Exhibit 10.18 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.18     --  Farmout Agreement by and between Chevron U.S.A. Inc.,
              Kewanee Industries, Inc. and Energy Partners, Ltd. dated as of June 9, 1998 (incorporated by reference to Exhibit 10.19 to EPL's registration statement on Form S-1 (File No.
              333-42876)).
10.19     --  Purchase and Sale Agreement between Union Oil Company of
              California and Energy Partners, Ltd. dated as of March 31,
              2000 (incorporated by reference to Exhibit 10.20 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.20     --  Purchase and Sale Agreement between Energy Partners Ltd. and
              Vastar Resources, Inc. dated as of April 20, 2000
              (incorporated by reference to Exhibit 10.22 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.21     --  Purchase and Sale Agreement by and between Texaco
              Exploration and Production Inc. and Energy Partners, Ltd.
              dated as of September 7, 2000 (incorporated by reference to
              Exhibit 10.32 to EPL's registration statement on Form S-1
              (File No. 333-42876)).
10.22     --  Purchase and Sale Agreement by and between Online Resources,
              Inc. and Energy Partners, Ltd. dated as of October 29, 1999
              (incorporated by reference to Exhibit 10.33 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.23     --  Farmout Agreement between Chevron U.S.A. Inc. and Energy
              Partners, Ltd. and Wheless Anderson L.L.C. dated as of
              August 21, 2000 covering the North Flank of Bay Marchand
              (incorporated by reference to Exhibit 10.34 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.24     --  Assignment and Bill of Sale between Hughes-Rawls, L.L.C. and
              Energy Partners, Ltd. dated as of August 25, 1998
              (incorporated by reference to Exhibit 10.38 to EPL's
              registration statement on Form S-1 (File No. 333-42876)).
10.25     --  Agreement and Plan of Merger by and among Energy Partners,
              Ltd., Saints Acquisition Subsidiary, Inc. and Hall-Houston
              Oil Company dated as of December 16, 2001 (incorporated by reference to Exhibit 2.1 of EPL's Form 8-K filed December
              20, 2001).
10.26     --  Amendment No. 1 dated as of January 15, 2002 to Agreement and Plan of Merger dated as of December 16, 2001, by and
              among Energy Partners, Ltd., Saints Acquisition Subsidiary,
              Inc., and Hall-Houston Oil Company (incorporated by
              reference to Exhibit 2.2 of EPL's Form 8-K filed January 22,
              2002).
10.27     --  Assignment and Amendment of Purchase and Sale Agreement
              dated as of January 15, 2002, by and among Energy Partners,
              Ltd., Hall-Houston Oil Company, Hall Partners, L.P., LPCR
              Investment Group, L.P., Hall Consulting Company, Inc., Hall
              Equities, Inc., Hall Family Trust, Bruce R. Sidner, Wayne P.
              Hall, and John H. Peper (incorporated by reference to
              Exhibit 2.3 of EPL's Form 8-K filed January 22, 2002).

EXHIBIT
NUMBER                                   TITLE
-------                                  -----
10.28     --  Principal Shareholder Voting Agreement dated as of January
              15, 2002, by and among Hall-Houston Oil Company, Evercore
              Capital Partners L.P., Evercore Capital Partners (NQ) L.P.,
              Evercore Co-Investment Partnership L.P., Evercore Capital
              Offshore Partners L.P., Energy Income Fund, L.P., and
              Richard A. Bachmann (incorporated by reference to Exhibit
              2.4 of EPL's Form 8-K filed January 22, 2002).
10.29     --  Earn-Out Agreement dated as of January 15, 2002, by and between Energy Partners, Ltd. and Hall-Houston Oil Company
              (incorporated by reference to Exhibit 2.5 of EPL's Form 8-K filed January 22, 2002).
21.1*     --  Subsidiaries of Energy Partners, Ltd.
23.1*     --  Consent of KPMG LLP.
23.2*     --  Consent of Netherland, Sewell & Associates, Inc.
99.1*     --  Report of Independent Petroleum Engineers dated as of
              February 1, 2002.

---------------

* Filed herewith