Form 10-Q
period 2002-03-31
ENERGY PARTNERS LTD
filed 2002-05-14
CIK 750199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2002

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

               Yes [X] No [ ]

     As of May 8, 2002, there were 27,452,854 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.


================================================================================

                                TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
PART I        FINANCIAL INFORMATION

   Item 1.  Financial Statements:
        Consolidated Balance Sheets as of March 31, 2002 and
              December 31, 2001 .................................................   3

        Consolidated Statements of Operations for the three months ended
              March 31, 2002 and 2001 ...........................................   4

        Consolidated Statements of Cash Flows for the three months ended
              March 31, 2002 and 2001 ...........................................   5

        Notes to Consolidated Financial Statements ..............................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations .............................................  10

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........  15


PART II       OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K ....................................  16

ITEM 1. FINANCIAL STATEMENTS

                              ENERGY PARTNERS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           March 31,   December 31,
                                                                             2002         2001
                                                                          ----------   ------------
                                             ASSETS                       (unaudited)
Current assets:
     Cash and cash equivalents                                             $   1,055     $      --
     Trade accounts receivable                                                23,114        13,753
     Fair value of commodity derivative instruments                               --         2,047
     Prepaid expenses                                                          2,716         1,459
                                                                           ---------     ---------
         Total current assets                                                 26,885        17,259

Property and equipment, at cost under the successful efforts
     method of accounting for oil and gas properties                         418,531       287,192
Less accumulated depreciation, depletion and amortization                    (77,892)      (63,330)
                                                                           ---------     ---------
         Net property and equipment                                          340,639       223,862

Other assets                                                                   1,784           363
Deferred financing costs - net of accumulated amortization
     of $2,054  in 2002 and $1,995 in 2001                                     1,234         1,293
                                                                           ---------     ---------
                                                                           $ 370,542     $ 242,777
                                                                           =========     =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $  19,036     $  10,404
     Accrued expenses                                                         16,832        10,985
     Fair value of commodity derivative instruments                            5,891            --
     Current maturities of long-term debt and note payable                     1,003            85
                                                                           ---------     ---------
         Total current liabilities                                            42,762        21,474

Long-term debt                                                                98,757        25,408
Deferred revenue                                                               2,553            --
Deferred income taxes                                                         10,824        16,782
Other                                                                         20,214        14,246
                                                                           ---------     ---------
                                                                             175,110        77,910
                                                                           ---------     ---------
Stockholders' equity:
  Preferred stock, par value $1 per share, authorized 550,000 shares;
     383,707 issued and outstanding; aggregate liquidation preference
     $38.4 million                                                            34,910            --
  Common stock, par value $0.01 per share, authorized
     50,000,000 shares; issued and outstanding:
     2002 - 27,479,688 shares; 2001 - 26,870,757 shares                          275           269
  Additional paid-in capital                                                 187,372       180,995
  Accumulated other comprehensive income (loss)                               (3,770)          981
  Accumulated deficit                                                        (23,355)      (17,378)
                                                                           ---------     ---------
         Total stockholders' equity                                          195,432       164,867
                                                                           ---------     ---------
                                                                           $ 370,542     $ 242,777
                                                                           =========     =========


          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  2002         2001
                                                --------     --------
Revenues:
  Oil and gas                                   $ 29,494     $ 46,171
  Other                                             (416)       3,759
                                                --------     --------
                                                  29,078       49,930
                                                --------     --------
Costs and expenses:
  Lease operating                                  8,753        8,992
  Taxes, other than on earnings                    1,550        1,808
  Exploration expenditures                         2,322        1,368
  Depreciation, depletion and amortization        16,383       10,746
  General and administrative:
      Stock-based compensation                       127          771
      Severance costs                              1,211           --
      Other general and administrative             6,253        3,933
                                                --------     --------
      Total costs and expenses                    36,599       27,618
                                                --------     --------
Income (loss) from operations                     (7,521)      22,312

Other income (expense):
  Interest income                                     22          128
  Interest expense                                (1,601)        (429)
  Gain on sale of oil and gas assets                  --           41
                                                --------     --------
                                                  (1,579)        (260)
                                                --------     --------

      Income (loss) before income taxes           (9,100)      22,052
Income taxes                                       3,286       (8,015)
                                                --------     --------
      Net income (loss)                           (5,814)      14,037

Less dividends earned on preferred stock and
      accretion of discount                         (724)          --
                                                --------     --------
      Net income (loss) available to
         common stockholders                    $ (6,538)    $ 14,037
                                                ========     ========
Basic income (loss) per share                   $  (0.24)    $   0.52
                                                ========     ========
Diluted income (loss) per share                 $  (0.24)    $   0.52
                                                ========     ========
Weighted average common shares used
   in computing income (loss) per share:
     Basic                                        27,371       26,851
     Incremental common shares                        --          104
                                                --------     --------
     Diluted                                      27,371       26,955
                                                ========     ========


          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     2002         2001
                                                                   --------     --------
Cash flows from operating activities:
     Net income (loss)                                             $ (5,814)    $ 14,037
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation, depletion and amortization                      16,383       10,746
       Gain on sale of oil and gas assets                                --          (41)
       Amortization of deferred revenue                                (868)          --
       Stock-based compensation                                         127          771
       Deferred income taxes                                         (3,286)       8,015
       Exploration expenditures                                       1,828        1,368
       Non-cash effect of derivative instruments                        514           --
       Amortization of deferred financing costs                          59          248
                                                                   --------     --------
                                                                      8,943       35,144
       Changes in operating assets and liabilities:
         Trade accounts receivable                                   (2,419)      (5,273)
         Prepaid expenses                                               662          743
         Other assets                                                  (511)       1,355
         Accounts payable and accrued expenses                      (13,943)      (5,436)
         Other liabilities                                               31           37
                                                                   --------     --------
            Net cash provided by (used in) operating activities      (7,237)      26,570
                                                                   --------     --------
Cash flows used in investing activities:
     Acquisition of business, net of cash acquired                  (10,661)          --
     Property acquisitions                                             (265)        (523)
     Exploration and development expenditures                        (7,875)     (27,719)
     Other property and equipment additions                             (77)        (132)
     Proceeds from the sale of oil and gas assets                        --           93
                                                                   --------     --------
            Net cash used in investing activities                   (18,878)     (28,281)
                                                                   --------     --------
Cash flows from financing activities:
     Decrease in bank overdraft                                        (808)          --
     Proceeds from long-term debt                                    35,000       10,565
     Repayment of long-term debt and notes payable                   (7,022)      (5,113)
     Other                                                               --         (372)
                                                                   --------     --------
            Net cash provided by financing activities                27,170        5,080
                                                                   --------     --------
            Net increase in cash and cash equivalents                 1,055        3,369

Cash and cash equivalents at beginning of period                         --        3,349
                                                                   --------     --------
Cash and cash equivalents at end of period                         $  1,055     $  6,718
                                                                   ========     ========



          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

     Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The financial information as of March 31, 2002 and for the three months ended March 31, 2002 and 2001, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

(2) BUSINESS COMBINATION

     On January 15, 2002, the Company closed the acquisition of Hall-Houston Oil Company ("HHOC"). The results of HHOC's operations have been included in the Company's consolidated financial statements since that date. HHOC was an oil and gas exploration and production company with operations focused in the shallow waters of the Gulf of Mexico. As a result of the acquisition, the Company has a strengthened management team, expanded exploration opportunities and a technical knowledge base as well as a reserve portfolio and production that are more balanced between oil and natural gas.

     The acquisition was completed for consideration consisting of $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the "Series D Preferred Stock"), with a fair value of $34.7 million discounted to effect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes, due 2009 (the "Notes"), 574,931 shares of common stock with a fair value of $3.3 million determined based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were agreed to and announced, $9.0 million of cash including $3.9 million of accrued interest and prepayment fees paid to former debt holders and warrants to purchase four million shares of the Company's common stock. Of the warrants, one million have a strike price of $9.00 and three million have a strike price of $11.00 per share. The warrants have a fair value of $2.9 million based on a third party valuation. In addition, the Company incurred approximately $3.6 million of expenses in connection with the acquisition. The Company also assumed HHOC's working capital deficit.

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     Former preferred stockholders of HHOC also have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by HHOC as of the closing date exceeds a net present value discounted at 30%. The contingent consideration may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. Due to the uncertainty inherent in estimating the value of contingent consideration, total final consideration will not be determined until March 1, 2007. The contingent consideration, if any, will be capitalized as additional purchase price.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining shareholder approval for the transaction and will then register all of the shares of common stock that are issuable in the transaction. As a result the purchase price is subject to refinement primarily based on the actual merger costs incurred.

                                         At January 15, 2002
                                         -------------------
                                            (In thousands)
Current assets ........................       $ 12,246
Property and equipment ................        125,651
Other assets ..........................            909
                                              --------
  Total assets acquired ...............        138,806
Current liabilities ...................         38,036
Other non-current liabilities .........          8,840
                                              --------
  Total liabilities assumed ...........         46,876
                                              --------
  Net assets acquired .................       $ 91,930
                                              ========


     Concurrent with the closing of the acquisition, the Company amended its revolving line of credit with a group of banks (the "bank facility"). The new terms provide for a $100 million borrowing base that is subject to redetermination based on the proved reserves of the oil and gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the bank each April 1 and October 1. The bank facility as amended is available through March 30, 2005 with interest permitted at both prime rate based borrowings and London interbank offered rate ("LIBOR") based borrowings plus a floating spread. The spread will float up or down based on the Company's utilization of the bank facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. Indebtedness under the bank facility is secured by substantially all of the assets of the Company.

     The following unaudited pro forma information for the three-months ended March 31, 2001 presents a summary of the consolidated results of operations as if the acquisition occurred on January 1, 2001 with pro forma adjustments to give effect to depreciation, depletion and amortization, interest expense and related income tax effects (in thousands, except per share amounts):

                                         Three Months Ended
                                           March 31, 2001
                                         ------------------
                                             (Unaudited)
Pro forma:
  Revenue .............................        $59,174
  Income from operations ..............         23,534
  Net income ..........................         14,374
  Basic income per common share .......        $  0.49
  Diluted income per common share .....        $  0.44

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


     The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or future results of operations.

     Following the completion of the acquisition, management of the Company assessed the technical and administrative needs of the combined organization. As a result, 14 redundant positions were eliminated including finance, administrative, geophysical and engineering positions in New Orleans and Houston. All terminated employees were informed of their termination date and severance benefits prior to March 31, 2002. Total severance costs under the plan were $1.2 million, all of which is included in accrued expenses in the March 31, 2002 consolidated balance sheet. Of this total, $1.0 million had been paid through May 14, 2002 and all of the costs will be paid by the end of the third quarter of 2002. The Company does not anticipate any changes from the amount expensed to the actual amount ultimately paid.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Dividends on the Company's Series D Preferred Stock are cumulative and payable semi-annually in arrears on June 30 and December 31 of each year. As of March 31, 2002, dividends had not been declared, and are therefore not reflected in the consolidated balance sheet, however cumulative dividends through that date were $0.6 million. The effect of the preferred stock dividends and the accretion of the discount on preferred stock in arriving at income available to common stockholders was $0.7 million in 2002 and none in 2001.

     Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, warrants and convertible preferred stock shares that would have a dilutive effect on earnings per share. The number of dilutive convertible preferred stock shares and stock awards used in computing diluted earnings per share was none in 2002 as these securities were antidilutive and the number of dilutive convertible stock awards used in computing diluted earnings per share was 103,765 in 2001.

(4) HEDGING ACTIVITIES

     The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange ("NYMEX") for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month. The Company uses financially-settled crude oil and natural gas swaps and zero-cost collars to hedge price fluctuations. The Company's current derivative instruments qualify as cash-flow hedges. Accounting and reporting standards require that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, will be charged currently to earnings.

     In March 2002, the Company entered into crude oil swap contracts for oil production beginning April 1, 2002. As of March 31, 2002, the Company had contracts maturing monthly through December 2002

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

related to the net sale of 550,000 barrels of crude oil (2,000 barrels per day) at an average price of $24.34 per barrel.

     In December 2001, the Company purchased a financially-settled put swaption (the "put swaption") on its production. The put swaption provided the Company with a financially-settled natural gas swap for the period of February 2002 through January 2003 and the option to cancel this swap on January 15, 2002. The cost to enter into the contract was $2.4 million. On January 15, 2002, the Company exercised its right provided by the put swaption to retain the swap at $2.95 per Mmbtu. As of March 31, 2002, the swap covered 9,180,000 Mmbtu (30,000 Mmbtu per day).

     Hedging activities increased natural gas revenues by $1.3 million in the first quarter of 2002 and reduced natural gas and crude oil revenues by $3.1 million in the first quarter of 2001. In addition, in the first quarter of 2002, a non-cash expense of $0.5 million was recorded in revenues related to the remaining change in time value of the put swaption premium.

     During the first quarter of 2002, gains of $0.9 million, net of tax, were transferred from accumulated other comprehensive income (loss) and the fair value of outstanding derivative instruments decreased by $6.1 million ($3.9 million net of tax) to a liability of $5.9 million ($3.8 million net of tax) resulting in an ending balance of $3.8 million related to hedging activities in accumulated other comprehensive income (loss) at March 31, 2002. Based upon current prices, the Company expects to transfer approximately $3.2 million of net deferred losses in accumulated other comprehensive income (loss) as of March 31, 2002 to earnings during the next nine months when the forecasted transactions actually occur.

(5) CONTINGENCIES

     In the ordinary course of business, the Company is a defendant in various legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(6) ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board issued Statement 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement 143 on its financial condition and results of operations.

(7) RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in fiscal 2002.

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

     We use the successful efforts method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Seismic, geological and geophysical and delay rental expenditures are expensed as incurred. We conduct many of our exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our annual report on Form 10-K includes a discussion of our critical accounting policies, which have not significantly changed.

     On January 15, 2002, we acquired HHOC for consideration of $91.9 million and the assumption of HHOC's working capital deficit. The acquisition will move our operations to a more balanced natural gas and oil production profile and reduce our production exposure to any particular field. Through the acquisition we have added approximately 59.0 Bcfe of proved reserves, 97% of which are natural gas. The acquisition included 10 producing properties and 12 offshore exploratory blocks. As the closing did not occur until January 2002, the impact of the acquisition is not reflected in our financial statements for fiscal 2001.

     Financing related to the HHOC acquisition increased our debt level. At the closing of the acquisition, we issued the Notes for $38.4 million and borrowed the $9.0 million paid from our bank facility. Additional bank borrowings have been for operational needs and to reduce the HHOC working capital deficit we assumed in the acquisition. As of March 31, 2002, we had $60.0 million outstanding under our bank facility. We also issued $34.7 million ($38.4 million face amount) in Series D Preferred Stock with an effective dividend rate of 10%.

     We have included the results of operations from the HHOC acquisition with ours from the closing date of January 15, 2002. For the foregoing reason, the acquisition will affect the comparability of our historical results of operations with results of operations in the current period.

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

                                                             Three Months Ended
                                                                 March 31,
                                                           ----------------------
                                                             2002          2001
                                                           -------        -------
NET PRODUCTION (per day):
     Oil (Bbls)                                              8,876         10,716
     Natural gas (Mcf)                                      53,345         33,470
         Total (Boe)                                        17,767         16,294
OIL & GAS REVENUES (in thousands):
     Oil                                                   $16,198        $23,426
     Natural gas                                            13,296         22,745
         Total                                              29,494         46,171
AVERAGE SALES PRICES (1):
     Oil (per Bbl)                                         $ 20.28        $ 24.29
     Natural gas (per Mcf)                                    2.77           7.55
         Average (per Boe)                                   18.44          31.49
AVERAGE COSTS (per Boe):
     Lease operating expense                               $  5.47        $  6.13
     Taxes, other than on earnings                            0.97           1.23
     Depreciation, depletion, and amortization               10.25           7.33
     General and administrative expense
         (exclusive of stock-based compensation and
         severance)                                           3.91           2.68

(1) Net of the effect of hedging transactions which increased natural gas realizations by $0.28 per Mcf in the first quarter of 2002 and reduced oil price realizations by $3.17 per Bbl and natural gas price realizations by $0.02 per Mcf in the first quarter of 2001.

PRODUCTION

     CRUDE OIL AND CONDENSATE. Our net oil production for the first quarter of 2002 decreased to 8,876 Bbls per day from 10,716 Bbls per day in the first quarter of 2001. The decrease was the result of less well work on oil wells in the current year combined with natural reservoir declines.

     NATURAL GAS. Our net natural gas production for the first quarter of 2002 increased to 53,345 Mcf per day from 33,470 Mcf per day in the first quarter of 2001. The increase was the result of the natural gas volume added in the acquisition of HHOC and was partially offset by natural reservoir declines from other producing wells.

REALIZED PRICES

     CRUDE OIL AND CONDENSATE. Our average realized oil price in the first quarter of 2002 was $20.28 per Bbl, a decrease of 17% from an average realized price of $24.29 per Bbl in the first quarter of 2001. Hedging activities in 2001 reduced oil price realizations by $3.17 per Bbl or 12% from the $27.46 per Bbl that would have otherwise been received. We did not have any oil hedging contracts in place in the first quarter of 2002.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


     NATURAL GAS. Our average realized natural gas price in the first quarter of 2002 was $2.77 per Mcf, a decrease of 63% from an average realized price of $7.55 per Mcf in the first quarter of 2001. Hedging activities in 2002 increased natural gas price realizations by $0.28 per Mcf from the $2.49 per Mcf that would have otherwise been received. In 2001 hedging activities reduced natural gas price realizations by $0.02 per Mcf from the $7.57 per Mcf that would have otherwise been received.

NET INCOME AND REVENUES

     Our oil and natural gas revenues decreased to $29.5 million in the first quarter of 2002 from $46.2 million in the first quarter of 2001. While production volumes increased 9%, the increase was more than offset by a sharp decrease in prices, resulting in lower revenues.

     We recognized a net loss of $5.8 million in the first quarter of 2002 compared to net income of $14.0 million in the first quarter of 2001. The decrease in net income was primarily due to the decrease in oil and natural gas revenues previously discussed, combined with higher costs as a result of the HHOC acquisition. In addition, there were three non-recurring items that had an impact on our net income or loss in these periods:

o We recorded business interruption income of $3.5 million ($2.2 million on an after tax basis or $0.08 per diluted share) in the first quarter of 2001 as a result of the rupture of a high-pressure natural gas transfer line at our East Bay field. The rupture occurred in November 2000 and the transfer line was restored to service in February 2001.

o In December 2001, we purchased a financially-settled put swaption which provided us with a financially-settled natural gas swap at $2.95 per Mmbtu for 30,000 Mmbtu per day for the period from February 2002 through January 2003. The put swaption also provided us the option to cancel the swap on January 15, 2002. In the fourth quarter of 2001, we recognized an expense of $1.9 million, related to the change in time value of the option portion of this contract and in the first quarter of 2002, we recognized an expense of $0.5 million ($0.3 million on an after tax basis or $0.01 per diluted share) related to the remaining change in time value.

o In March 2002, in connection with management's plan to reduce costs and effectively combine the operations of HHOC with ours, we executed a severance plan and recorded an expense of $1.2 million ($0.8 million on an after tax basis or $0.03 per diluted share).


OPERATING EXPENSES

Operating expenses during the three month period ended March 31, 2002 were impacted by the following:

o Lease operating expense decreased to $8.8 million in the first quarter of 2002 from $9.0 million in the first quarter of 2001. The decrease was primarily attributable to the concerted effort to reduce operating costs at our East Bay field and the increase in gas production, which has a lower per unit lease operating cost than oil.

o Taxes, other than on earnings decreased to $1.6 million in the first quarter of 2002 from $1.8 million in the first quarter of 2001. The $0.2 million decrease was due to the decrease in the production volumes and prices received for our oil production on state leases subject to Louisiana severance taxes.

o Depreciation, depletion and amortization increased to $16.4 million in the first quarter of 2002 from $10.7 million in the first quarter of 2001. The increase was due to the increased depreciable asset base resulting from the acquisition of HHOC and drilling activities subsequent to March 31, 2001, increased production volumes and downward reserve revisions due to prices at December 31, 2001.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


o Other general and administrative expenses increased to $6.3 million in the first quarter of 2002 from $3.9 million in the first quarter of 2001. The increase was primarily due to increased consultant fees ($0.4 million), additional personnel ($0.4 million), increased insurance costs ($0.8 million), increased office costs ($0.3 million) and other costs associated with the combination of HHOC's operations with ours.

o As previously discussed, severance costs were incurred in the first quarter of 2002. Management assessed the personnel needs of the combined companies and formalized a plan to terminate 14 employees.

o Non-cash stock-based compensation expense of $0.1 million was recognized in the first quarter of 2002 related to restricted stock and stock option grants made in April and October 2000 and January 2002.


OTHER INCOME AND EXPENSE

     INTEREST. Interest expense increased to $1.6 million in the first quarter of 2002 from $0.4 million in the first quarter of 2001 as a result of increased borrowings under our bank facility and the issuance of the Notes on January 15, 2002.


LIQUIDITY AND CAPITAL RESOURCES

     We intend to use cash flows from operations and our bank facility to fund our future development, exploration and acquisition activities. Our acquisition in 2002 of HHOC significantly impacted our cash flows from operations. Our future cash flows from operations will depend on our ability to maintain and increase production through our development and exploration drilling program, as well as the prices we receive for oil and natural gas.

     Our bank facility, as amended on January 15, 2002, consists of a revolving line of credit with a group of banks available through March 30, 2005. The bank facility currently has a borrowing base of $100 million that is subject to redetermination based on the proved reserves of the oil and gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the bank each April 1 and October 1. The bank facility permits both prime rate based borrowings and LIBOR based borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank facility is secured by substantially all of our assets including those of HHOC acquired in January 2002. The bank facility contains customary events of default and requires that we satisfy various financial covenants. At March 31, 2002, we had $60 million outstanding and $40 million of credit capacity available under the bank facility.

     Net cash of $18.9 million used in investing activities in the first three months of 2002 consisted primarily of the $10.7 million of cash paid in conjunction with the acquisition of HHOC, which is net of $1.9 million in cash received. The remainder was for oil and gas capital and exploration expenditures. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During the first three months of 2002, we completed 1 drilling project and 6 recompletion/workover projects, 5 of which were successful. During the first three months of 2001, we completed 8 drilling projects and 20 recompletion/workover projects, 23 of which were successful. Cash and cash equivalents at March 31, 2002 were $1.1 million.

     Our 2002 capital expenditure budget is focused on moderate risk exploratory activities on the leases acquired in January 2002, combined with exploitation and exploration activities on our previously existing properties. We currently expect that up to 10 percent of our budget will be spent on high risk, high

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

potential exploration activities. Our capital expenditure plans for 2002 are currently estimated to range between $60 million and $80 million. Actual levels of capital expenditures may vary significantly due to many factors, including the integration of projects on the properties acquired from HHOC in January 2002, results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services.

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

     Our annual report on Form 10-K for the year ended December 31, 2001 included a discussion of our contractual obligations inclusive of the Notes issued in the HHOC acquisition. As a result, the only change to that disclosure is the increase in borrowings under our bank facility discussed herein.

FORWARD LOOKING INFORMATION

     All statements other than statements of historical fact contained in this Report and other periodic reports filed by us under the Securities Exchange Act of 1934 and other written or oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause our actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. We refer you specifically to the section "Additional Factors Affecting Business" in Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2001. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

                              ENERGY PARTNERS, LTD.
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the bank facility and other borrowings. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2002, $60 million of our long-term debt had variable interest rates and $38.4 million had a fixed rate of 11%.

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

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. Our hedging program uses financially-settled crude oil and natural gas swaps and zero-cost collars benchmarked to the NYMEX West Texas Intermediate crude oil contracts and Henry Hub natural gas contracts. We do not use them for speculative purposes.

     As of March 31, 2002, we had crude oil contracts maturing monthly beginning April 1, 2002 through December 31, 2002 related to the sale of 550,000 barrels of crude oil (2,000 barrels per day) at an average price of $24.34 per barrel. As of March 31, 2002, we also had a natural gas swap covering 9,180,000 Mmbtu (30,000 Mmbtu per day) at $2.95 per Mmbtu.

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

     Our hedged volume approximated 35% of our estimated production from proved reserves for the balance of the contracts terms.

     We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At March 31, 2002, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price is a $4.6 million increase in the deferred cost.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

          10.1 - Separation Agreement by and between Energy Partners, Ltd. and Maureen O. Sullivan dated as of March 26, 2002.

     (b) Reports on Form 8-K:

     On January 22, 2002, the Company filed a current report on Form 8-K, reporting, under Items 2 and 7, the completion of the acquisition of Hall-Houston Oil Company.

     On March 28, 2002, the Company filed an amendment to its current report on Form 8-K filed on January 22, 2002, reporting, under Items 2 and 7, consolidated financial statements and pro forma financial information regarding the acquisition of Hall-Houston Oil Company.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ENERGY PARTNERS, LTD.


Date: May 14, 2002                        By: /s/ SUZANNE V. BAER
                                              ----------------------------
                                              Suzanne V. Baer
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Authorized Officer and Principal
                                              Financial Officer)

                                  EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
-------   -----------------------
 10.1     Separation Agreement by and between Energy Partners, Ltd. and
          Maureen O. Sullivan dated as of March 26, 2002.