Form 10-Q
period 2002-06-30
ENERGY PARTNERS LTD
filed 2002-08-13
CIK 750199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2002

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

     As of August 9, 2002, there were 27,513,094 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
PART I          FINANCIAL INFORMATION

   Item 1.  Financial Statements:
                Consolidated Balance Sheets as of June 30, 2002 and
                  December 31, 2001..........................................................................3

                Consolidated Statements of Operations for the three and six months ended
                  June 30, 2002 and 2001.....................................................................4

                Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2002 and 2001.....................................................................5

                Notes to Consolidated Financial Statements ..................................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................................11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................17


PART II         OTHER INFORMATION


   Item 4.  Submission Of Matters To The Vote Of Security Holders...........................................18
   Item 6.  Exhibits and Reports on Form 8-K................................................................18

ITEM 1. FINANCIAL STATEMENTS

                              ENERGY PARTNERS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 June 30,    December 31,
                                                                  2002           2001
                                                                ---------    ------------
                                                               (unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                  $   1,252    $         --
     Trade accounts receivable                                     22,279          13,753
     Fair value of commodity derivative instruments                    --           2,047
     Prepaid expenses                                               3,982           1,459
                                                                ---------    ------------
         Total current assets                                      27,513          17,259

Property and equipment, at cost under the successful efforts
     method of accounting for oil and gas properties              422,291         287,192
Less accumulated depreciation, depletion and amortization         (94,060)        (63,330)
                                                                ---------    ------------
         Net property and equipment                               328,231         223,862

Other assets                                                        2,581             363
Deferred financing costs - net of accumulated amortization
     of $2,154 in 2002 and $1,995 in 2001                           1,134           1,293
                                                                ---------    ------------
                                                                $ 359,459    $    242,777
                                                                =========    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $   6,997    $     10,404
     Accrued expenses                                              21,545          10,985
     Fair value of commodity derivative instruments                 3,824              --
     Current maturities of long-term debt                             550              85
                                                                ---------    ------------
         Total current liabilities                                 32,916          21,474

Long-term debt                                                     98,734          25,408
Deferred revenue                                                    1,486              --
Deferred income taxes                                               9,416          16,782
Other                                                              20,845          14,246
                                                                ---------    ------------
                                                                  163,397          77,910
                                                                ---------    ------------
Stockholders' equity:
  Preferred stock, par value $1 per share, authorized 550,000 shares; 383,707 issued and outstanding; aggregate
     liquidation preference $38.4 million                          35,106              --
  Common stock, par value $0.01 per share. Authorized
     50,000,000 shares; issued and outstanding:
     2002 - 27,455,104 shares; 2001 - 26,870,757 shares               275             269
  Additional paid-in capital                                      187,463         180,995
  Accumulated other comprehensive income (loss)                    (2,447)            981
  Accumulated deficit                                             (24,335)        (17,378)
                                                                ---------    ------------
         Total stockholders' equity                               196,062         164,867
                                                                ---------    ------------
                                                                $ 359,459    $    242,777
                                                                =========    ============

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                             ------------------------    ------------------------
                                                2002          2001          2002          2001
                                             ----------    ----------    ----------    ----------
Revenues:
  Oil and gas                                $   36,706    $   37,287    $   66,200    $   83,458
  Other                                             138           (68)         (278)        3,691
                                             ----------    ----------    ----------    ----------
                                                 36,844        37,219        65,922        87,149
                                             ----------    ----------    ----------    ----------
Costs and expenses:
  Lease operating                                 8,525         9,824        17,278        18,816
  Taxes, other than on earnings                   1,615         2,000         3,165         3,808
  Exploration expenditures                        1,118         3,055         3,440         4,423
  Depreciation, depletion and amortization       17,875        11,551        34,258        22,297
  General and administrative:
      Stock-based compensation                       77           294           204         1,065
      Severance costs                                --            --         1,211            --
      Other general and administrative            5,008         4,893        11,261         8,826
                                             ----------    ----------    ----------    ----------
      Total costs and expenses                   34,218        31,617        70,817        59,235
                                             ----------    ----------    ----------    ----------
Income (loss) from operations                     2,626         5,602        (4,895)       27,914

Other income (expense):
  Interest income                                    50            98            72           226
  Interest expense                               (1,837)         (435)       (3,438)         (864)
  Gain on sale of oil and gas assets                 --            --            --            41
                                             ----------    ----------    ----------    ----------
                                                 (1,787)         (337)       (3,366)         (597)
                                             ----------    ----------    ----------    ----------
      Income (loss) before income taxes             839         5,265        (8,261)       27,317
Income taxes                                       (393)       (1,841)        2,893        (9,856)
                                             ----------    ----------    ----------    ----------
      Net income (loss)                      $      446    $    3,424    $   (5,368)   $   17,461

Less dividends earned on preferred stock
      and accretion of discount                    (867)           --        (1,591)           --
                                             ----------    ----------    ----------    ----------
      Net income (loss) available to
         common stockholders                 $     (421)   $    3,424    $   (6,959)   $   17,461
                                             ==========    ==========    ==========    ==========
Basic income (loss) per share                $    (0.02)   $     0.13    $    (0.25)   $     0.65
                                             ==========    ==========    ==========    ==========
Diluted income (loss) per share              $    (0.02)   $     0.13    $    (0.25)   $     0.65
                                             ==========    ==========    ==========    ==========
Weighted average common shares used in
 computing income (loss) per share:
      Basic                                      27,456        26,867        27,414        26,859
      Incremental common shares                      --            93            --           103
                                             ----------    ----------    ----------    ----------
      Diluted                                    27,456        26,960        27,414        26,962
                                             ==========    ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Six Months Ended
                                                                        June 30,
                                                                  --------------------
                                                                    2002        2001
                                                                  --------    --------
Cash flows from operating activities:
     Net income (loss)                                            $ (5,368)   $ 17,461
     Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
         Depreciation, depletion and amortization                   34,258      22,297
         Gain on sale of oil and gas assets                             --         (41)
         Amortization of deferred revenue                           (1,935)         --
         Stock-based compensation                                      204       1,065
         Deferred income taxes                                      (2,893)      9,856
         Exploration expenditures                                    1,840       3,592
         Non-cash effect of derivative instruments                     514          --
         Amortization of deferred financing costs                      159         453
                                                                  --------    --------
                                                                    26,779      54,683
     Changes in operating assets and liabilities, net of
       acquisition:
         Trade accounts receivable                                  (1,584)      5,121
         Prepaid expenses                                             (604)       (650)
         Other assets                                               (1,308)      1,355
         Accounts payable and accrued expenses                     (24,609)     (7,043)
         Other liabilities                                          (1,048)         90
                                                                  --------    --------
            Net cash provided by (used in) operating activities     (2,374)     53,556
                                                                  --------    --------

Cash flows used in investing activities:
     Acquisition of business, net of cash acquired                 (10,661)         --
     Property acquisitions                                          (1,142)     (1,370)
     Exploration and development expenditures                      (10,488)    (60,937)
     Other property and equipment additions                           (195)       (501)
     Proceeds from sale of oil and gas assets                          647          93
                                                                  --------    --------
            Net cash used in investing activities                  (21,839)    (62,715)
                                                                  --------    --------
Cash flows from financing activities:
     Decrease in bank overdraft                                       (808)         --
     Proceeds from long-term debt                                   40,000      15,565
     Repayment of long-term debt and notes payable                 (12,498)     (5,132)
     Dividends paid                                                 (1,229)         --
     Other                                                              --        (339)
                                                                  --------    --------
            Net cash provided by financing activities               25,465      10,094
                                                                  --------    --------
            Net increase in cash and cash equivalents                1,252         935

Cash and cash equivalents at beginning of period                        --       3,349
                                                                  --------    --------
Cash and cash equivalents at end of period                        $  1,252    $  4,284
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

     The financial information as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001, has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

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

    The acquisition was completed for consideration consisting of $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the "Series D Preferred Stock"), with a fair value of $34.7 million discounted to effect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes, due 2009 (the "Notes"), 574,931 shares of common stock with a fair value of $3.3 million determined based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were agreed to and announced, $9.0 million of cash including $3.9 million of accrued interest and prepayment fees paid to former debt holders and warrants to purchase four million shares of the Company's common stock. Of the warrants, one million have a strike price of $9.00 and three million have a strike price of $11.00 per share. The warrants had a fair value of $2.9 million based on a third party valuation. In addition, the Company incurred approximately $3.6 million of expenses in connection with the acquisition and assumed HHOC's working capital deficit.

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

     The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition. The purchase price allocation is still subject to refinement primarily based on the actual merger costs incurred.

                                                    At January 15, 2002
                                                    -------------------
                                                      (In thousands)
          Current assets ........................   $           12,246
          Property and equipment ................              123,107
          Deferred taxes ........................                2,544
          Other assets ..........................                  909
                                                    ------------------
            Total assets acquired ...............              138,806
          Current liabilities ...................               38,036
          Other non-current liabilities .........                8,840
                                                    ------------------
            Total liabilities assumed ...........               46,876
                                                    ------------------
            Net assets acquired .................   $           91,930
                                                    ------------------

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

     The following unaudited pro forma information for the three and six month periods ended June 30, 2001 presents a summary of the consolidated results of operations as if the acquisition occurred on January 1, 2001 with pro forma adjustments to give effect to depreciation, depletion and amortization, interest expense and related income tax effects (in thousands, except per share amounts):

                                                              Three Months Ended     Six Months Ended
                                                                 June 30, 2001        June 30, 2001
                                                              ------------------    ------------------
                                                                           (Unaudited)
         Pro forma:
           Revenue ........................................   $           46,177    $          105,351
           Income (loss) from operations ..................               (5,192)               18,342
           Net income (loss) ..............................               (4,236)               15,841
           Basic income (loss) per common share ...........   $            (0.19)   $             0.31
           Diluted income (loss) per common share .........   $            (0.19)   $             0.31

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or future results of operations.

     Following the completion of the acquisition, management of the Company assessed the technical and administrative needs of the combined organization. As a result, 14 redundant positions were eliminated including finance, administrative, geophysical and engineering positions in New Orleans and Houston. All terminated employees were informed of their termination date and severance benefits prior to March 31, 2002. Total severance costs under the plan were $1.2 million, all of which was included in accrued expenses in the March 31, 2002 consolidated balance sheet had been paid as of June 30, 2002 without any changes from the amount expensed in the first quarter to the actual amount ultimately paid.

(3) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's dilutive stock options and warrants were exercised (calculated using the treasury stock method) and if the Company's convertible preferred stock were converted to common stock.

     The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three and six month periods ended June 30, 2001. The diluted loss per share calculation for the three and six months ended June 30, 2002 produces results that are anti-dilutive, therefore, the diluted loss per share amounts as reported for that period in the accompanying consolidated statements of operations are the same as the basic loss per share amounts (in thousands, except per share amounts).

                                                                                    Weighted
                                                           Net Income            Average Common
                                                       Available to Common           Shares             Earnings
                                                          Stockholders             Outstanding          Per Share
                                                       -------------------       ---------------        ---------
   Three months ended June 30, 2001:
       Basic.........................................      $    3,424                    26,867          $  0.13
       Effect of dilutive securities:
           Stock options.............................              --                        93
                                                           ----------                 ---------
       Diluted                                             $    3,424                    26,960          $  0.13

                                                                                    Weighted
                                                           Net Income            Average Common
                                                       Available to Common           Shares             Earnings
                                                          Stockholders             Outstanding          Per Share
                                                       -------------------       ---------------        ---------
   Six months ended June 30, 2001:
       Basic.........................................      $  17,461                    26,859           $  0.65
       Effect of dilutive securities:
           Stock options.............................             --                       103
                                                           ---------                  --------
       Diluted                                             $  17,461                    26,962           $  0.65

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


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

     As of June 30, 2002, the Company had contracts maturing monthly through December 2002 related to the net sale of 368,000 barrels of crude oil (2,000 barrels per day) at an average price of 24.20 per barrel.

     As of June 30, 2002, the Company had a natural gas swap that covered 6,450,000 Mmbtu (30,000 Mmbtu per day) at $2.95 per Mmbtu maturing monthly through January 2003. The Company also has financially-settled natural gas collar positions maturing monthly beginning February 2003 through January 2004 related to the net sale of 3,650,000 Mmbtu (10,000 Mmbtu per day) of natural gas with a floor of $3.50 per Mmbtu and a cap of $5.40 per Mmbtu.

     Hedging activities reduced natural gas and crude oil revenues by $1.4 million and $0.1 million in the three and six month periods ended June 30, 2002 and reduced natural gas and crude oil revenues by $2.1 million and $5.2 million in the three and six month periods ended June 30, 2001.

     During the first six months of 2002, losses of $0.1 million, net of tax, were transferred from accumulated other comprehensive income (loss) and the fair value of outstanding derivative instruments decreased by $5.5 million ($3.5 million net of tax) to a liability of $3.8 million ($2.4 million net of tax) resulting in an ending balance of $2.4 million related to hedging activities in accumulated other comprehensive income (loss) at June 30, 2002. Based upon current prices, the Company expects to transfer approximately $3.5 million of net deferred losses in accumulated other comprehensive income (loss) as of June 30, 2002 to earnings during the remainder of 2002 when the forecasted transactions actually occur.

(5) CONTINGENCIES

     In the ordinary course of business, the Company is a defendant in various legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


(6) ACCOUNTING PRONOUNCEMENTS

      In 2001, the Financial Accounting Standards Board ("FASB") issued Statement 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company will adopt Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently records estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and gas properties and records a separate liability for such amounts in other liabilities. The Company has not yet completed its assessment of the impact of Statement 143 on its financial condition and results of operations, however, it expects that adoption of the statement will result in increases in the capitalized costs of oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

     During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003.

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

    On January 15, 2002, we acquired HHOC for consideration of $91.9 million and the assumption of HHOC's working capital deficit. The acquisition moved our operations to a more balanced natural gas and oil production profile and reduced our production exposure to any particular field. Through the acquisition we added approximately 59.0 Bcfe of proved reserves, 97% of which are natural gas. The acquisition included 10 producing properties and 12 offshore exploratory blocks. As the closing did not occur until January 2002, the impact of the acquisition is not reflected in our financial statements for fiscal 2001.

     Financing related to the HHOC acquisition increased our debt level. At the closing of the acquisition, we issued the Notes for $38.4 million and borrowed $9.0 million cash paid from our bank facility. Additional bank borrowings have been for operational needs and to reduce the HHOC working capital deficit we assumed in the acquisition. As of June 30, 2002, we had $60.0 million outstanding under our bank facility. We also issued Series D Preferred Stock with a fair value at the issue date of $34.7 million ($38.4 million face amount) with an effective dividend rate of 10%.

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

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

     The following table presents information about our oil and natural gas operations.

                                                         Three Months Ended        Six Months Ended
                                                              June 30,                 June 30,
                                                      ----------   ----------   ----------   ----------
                                                         2002         2001         2002         2001
                                                      ----------   ----------   ----------   ----------
NET PRODUCTION (per day):
     Oil (Bbls)                                            9,067       10,444        8,972       10,579
     Natural gas (Mcf)                                    56,550       34,718       54,956       34,098
         Total (Boe)                                      18,492       16,230       18,131       16,262
OIL & NATURAL GAS REVENUES (in thousands)
     Oil                                              $   19,720   $   22,492   $   35,918   $   45,918
     Natural Gas                                          16,986       14,795       30,282       37,540
         Total                                            36,706       37,287       66,200       83,458
AVERAGE SALES PRICES (1):
     Oil (per Bbl)                                    $    23.90   $    23.67   $    22.12   $    23.98
     Natural gas (per Mcf)                                  3.30         4.68         3.04         6.08
         Total (per Boe)                                   21.81        25.25        20.17        28.35
AVERAGE COSTS (per Boe):
     Lease operating expense                          $     5.07   $     6.65   $     5.26   $     6.39
     Taxes, other than on earnings                          0.96         1.35         0.96         1.29
     Depreciation, depletion, and amortization             10.62         7.82        10.44         7.58
     General and administrative expense
         (exclusive of stock-based compensation and
          severance)                                        2.98         3.31         3.43         3.00

(1)  Net of the effect of hedging transactions

PRODUCTION

     CRUDE OIL AND CONDENSATE. Our net oil production for the second quarter of 2002 decreased to 9,067 Bbls per day from 10,444 Bbls per day in the second quarter of 2001. Our net oil production for the first six months of 2002 decreased to 8,972 Bbls per day from 10,579 Bbls per day in the same period 2001. The decrease is the result of fewer workovers/recompletions on oil wells in the current year combined with natural reservoir declines.

     NATURAL GAS. Our net natural gas production for the second quarter of 2002 increased to 56,550 Mcf per day from 34,718 Mcf per day in the second quarter of 2001. Our net natural gas production for the first six months of 2002 increased to 54,956 Mcf per day from 34,098 Mcf per day in the same period of 2001. The increase for the quarter and six months was the result of natural gas volumes added in the acquisition of HHOC and was partially offset by natural reservoir declines from other producing wells.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


REALIZED PRICES

     CRUDE OIL AND CONDENSATE. Our average realized oil price in the second quarter of 2002 was $23.90 per Bbl, an increase from an average realized price of $23.67 per Bbl in the second quarter of 2001. Hedging activities reduced oil price realizations by $0.36 per Bbl from the $24.26 per Bbl that would have otherwise been received in the second quarter of 2002. In the second quarter of 2001, hedging activities reduced oil price realizations by $2.15 per Bbl or 8% from the $25.82 per Bbl that would have otherwise been received.

     Our average realized oil price in the first half of 2002 was $22.12 per Bbl, a decrease of 8% from an average realized price of $23.98 per Bbl in the first half of 2001. Hedging activities reduced oil price realizations by $0.18 per Bbl from the $22.30 per Bbl that would have otherwise been received in the first half of 2002. In the first half of 2001, hedging activities reduced oil price realizations by $2.67 per Bbl or 10% from the $26.65 per Bbl that would have otherwise been received.

     NATURAL GAS. Our average realized natural gas price in the second quarter of 2002 was $3.30 per Mcf, a decrease of 29% from an average realized price of $4.68 per Mcf in the second quarter of 2001. Hedging activities reduced natural gas price realizations by $0.22 per Mcf or 6% from the $3.52 per Mcf that would have otherwise been received in the second quarter of 2002. As a result of our natural gas collar positions, hedging activities did not impact realized prices in the second quarter of 2001.

     Our average realized natural gas price in the first half of 2002 was $3.04 per Mcf, a decrease of 50% over an average realized price of $6.08 per Mcf in the first half of 2001. In the first half of 2002, hedging activities increased natural gas price realizations by $0.02 per Mcf from the $3.02 per Mcf that would have otherwise been received. In the first half of 2001, hedging activities reduced natural gas price realizations by $0.01 per Mcf from the $6.09 per Mcf that would have otherwise been received.

NET INCOME AND REVENUES

      Our oil and natural gas revenues decreased to $36.7 million in the second quarter of 2002 from $37.3 million in the second quarter of 2001. Production volumes increased 14% on a barrel of oil equivalent basis, however, the increase due to higher natural gas production was offset by decreased gas prices, resulting in relatively flat revenues.

     Our oil and natural gas revenues decreased to $66.2 million in the first half of 2002 from $83.5 million in the first half of 2001. While production volumes increased 11%, the increase was more than offset by a sharp decrease in natural gas prices, resulting in lower revenues.

     We recognized net income of $0.4 million in the second quarter of 2002 compared to net income of $3.4 million in the second quarter of 2001. We recognized a net loss of $5.4 million in the first half of 2002 compared to net income of $17.5 million in the first half of 2001. The decrease in net income was primarily due to the decrease in oil and natural gas revenues previously discussed, combined with higher depletion, depreciation and amortization expense primarily as a result of the HHOC acquisition. In addition, there were two non-recurring items that had an impact on our net income or loss in the first half of 2002 and 2001:

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

OPERATING EXPENSES

Operating expenses during the three and six month periods ended June 30, 2002 and 2001 were impacted by the following:

o Lease operating expense decreased to $8.5 million in the second quarter of 2002 from $9.8 million in the second quarter of 2001. The decrease is attributable to the concerted effort to reduce operating costs at our East Bay field and the increase in natural gas production as a percentage of total production. Natural gas has a lower per unit lease operating cost than oil. In addition in 2001 we incurred $0.7 million on 8 workovers and had repair costs as a result of Tropical Storm Allison.

     Lease operating expense decreased to $17.3 million in the first half of 2002 from $18.8 million in the first half of 2001. The decrease is due to the reasons discussed above.

o Taxes, other than on earnings decreased to $1.6 million in the second quarter of 2002 from $2.0 million in the second quarter of 2001. Taxes, other than on earnings decreased to $3.2 million in the first half of 2002 from $3.8 million in the first half of 2001. Both reductions were due to the decrease in the production volumes and prices received for our oil production on state leases subject to Louisiana severance taxes.

o Depreciation, depletion and amortization increased to $17.9 million in the second quarter of 2002 from $11.6 million in the second quarter of 2001. Depreciation, depletion and amortization increased to $34.3 million in the first half of 2002 from $22.3 million in the first half of 2001. The increases were due to the increased depreciable asset base resulting from the acquisition of HHOC and drilling activities subsequent to June 30, 2001, increased production volumes, amortization of unproved leases awarded from the March lease sale and downward reserve revisions due to prices at December 31, 2001.

o Other general and administrative expenses increased to $5.0 million in the second quarter of 2002 from $4.9 million in the second quarter of 2001. The increase was due to increased insurance costs ($0.2 million), and increased office costs ($0.3 million) resulting from the combination of HHOC's operations with ours, offset by decreased consultant fees.

     Other general and administrative expenses increased to $11.3 million in the first half of 2002 from $8.8 million in the first half of 2001. The increase was primarily due to additional personnel costs ($0.3 million), increased insurance costs ($1.0 million), increased office costs ($0.6 million) and other costs associated with the combination of HHOC's operations with ours.

o Non-cash stock-based compensation expense of $0.1 million was recognized in the second quarter of 2002 compared to $0.3 million in the second quarter of 2001. Non-cash stock-based compensation expense of $0.3 million was recognized in the first half of 2002 compared to $1.1 million recognized in the first half of 2001. The expense relates to restricted stock and stock option grants made in April and October 2000 and January 2002.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


OTHER INCOME AND EXPENSE

     INTEREST. Interest expense increased to $1.8 million in the second quarter of 2002 from $0.4 million in the second quarter of 2001. Interest expense also increased for the year to date period to $3.4 million in 2002 from $0.9 million in 2001. The increases for both periods was a result of increased borrowings under our bank facility and the issuance of the Notes on January 15, 2002.


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

     Our bank facility, as amended on January 15, 2002, consists of a revolving line of credit with a group of banks available through March 30, 2005. The bank facility currently has a borrowing base of $100 million that is subject to redetermination based on the proved reserves of the oil and gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the bank each April 1 and October 1. The bank facility permits both prime rate based borrowings and LIBOR based borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank facility is secured by substantially all of our assets including those of HHOC acquired in January 2002. The bank facility contains customary events of default and requires that we satisfy various financial covenants. At June 30, 2002, we had $60 million outstanding and $40 million of credit capacity available under the bank facility. Also included in long-term debt in the consolidated balance sheet is $38.4 of Senior Subordinated Notes, which are due in January 2009.

     Net cash of $21.7 million used in investing activities in the first six months of 2002 consisted primarily of the $10.7 million of cash paid in conjunction with the acquisition of HHOC, which is net of $1.9 million in cash received. The remainder was for lease acquisitions of $1.1 million and oil and gas property capital and exploration expenditures. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During the first half of 2002, we completed 3 drilling projects, all of which were successful and 11 recompletion/workover projects, 9 of which were successful. During the first half of 2001, we completed 15 drilling projects, 11 of which were successful and 32 recompletion/workover projects, 27 of which were successful.

     Our 2002 capital expenditure budget is focused on moderate risk exploratory activities on undeveloped leases, combined with exploitation and exploration activities on our proved properties. We currently expect that up to 10 percent of our budget will be spent on high risk, high potential exploration activities. Our capital expenditure plans for 2002 are currently estimated to range between $60 million and $80 million. Actual levels of capital expenditures may vary significantly due to many factors, including the integration of projects on the properties acquired from HHOC in January 2002, results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We will adopt Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We currently record estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and gas properties and record a separate liability for such amounts in other liabilities. We have not yet completed our assessment of the impact of Statement 143 on our financial condition and results of operations, however, we expect that adoption of the statement will result in increases in the capitalized costs of oil and gas properties and in the recognition of additional liabilities related to asset retirement obligations.

     During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. We will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003.

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

                              ENERGY PARTNERS, LTD.
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the credit agreements. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2002, $60 million of our long-term debt had variable interest rates and $38.4 million had a fixed rate of 11%.


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

     As of June 30, 2002, we had crude oil contracts maturing monthly through December 31, 2002 related to the sale of 368,000 barrels of crude oil (2,000 barrels per day) at an average price of $24.20 per barrel. As of June 30, 2002, we also had a natural gas swap covering 6,450,000 Mmbtu (30,000 Mmbtu per day) at $2.95 per Mmbtu maturing monthly through January 2003. In addition, in May 2002, we entered into financially-settled natural gas collar positions maturing monthly beginning February 2003 through January 2004 related to the net sale of 3,650,000 Mmbtu (10,000 Mmbtu per day) of natural gas with a floor of $3.50 per Mmbtu and a cap of $5.40 per Mmbtu.

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

     Our hedged volume as of June 30, 2002, approximated 23% of our estimated production from proved reserves for the balance of the contract terms.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on fair value of our derivative instruments. At June 30, 2002, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price is a $4.1 million increase in the deferred liability.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

a) At the Annual Meeting of Stockholders of the Company held on May 9, 2002, the stockholders elected certain directors to serve until the 2003 Annual Meeting of Stockholders, approved the Company's Amended and Restated 2000 Long Term Stock Incentive Plan and ratified the appointment of KPMG LLP as independent certified public accountants to audit the Company's consolidated financial statements for the year ended December 31, 2002.

     The voting tabulation is as follows:

                                                           FOR                   AGAINST                WITHHELD
                                                           ---                   -------                --------
       Election as a Directors of the Company of:
         Richard A. Bachmann                            24,365,737                    --               1,159,497
         Austin M. Beutner                              25,391,276                    --                 133,958
         John C. Bumgarner, Jr.                         25,173,794                    --                 351,440
         Harold D. Carter                               25,391,441                    --                 133,793
         Robert D. Gershen                              25,391,441                    --                 133,793
         Gary L. Hall                                   24,355,677                    --               1,169,557
         Willian O. Hiltz                               25,391,441                    --                 133,793
         Dr. Eamon M, Kelley                            25,391,441                    --                 133,793
         John G. Phillips                               25,391,441                    --                 133,793
       Approval of Amended and Restated 2000
         Long Term Stock Incentive Plan                 21,214,724             1,216,496                   8,310
       Ratify appointment of KPMG LLP as
         Independent certified public accountants       25,452,874                58,275                  14,085

b) At the Special Meeting of Stockholders of the Company held on June 25, 2002, the only matter voted upon was the acquisition of Hall-Houston Oil Company and related transactions.

       The voting tabulation is as follows:

                                                        FOR            AGAINST      NON VOTES         WITHHELD
                                                        ---            -------      ---------         --------
       The merger of a subsidiary of the Company
         with Hall-Houston Oil Company                23,158,760        18,603      4,267,161            8,330


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         10.1 First Amendment to Second Amended and Restated Revolving Credit Agreement dated January 15, 2002 by and among Energy Partners, Ltd. and Hall-Houston Oil Company, the undersigned banks and financial institutions that are parties to the Credit Agreement and Bank One, N.A, dated as of June 27, 2002.

  (b)    Reports on Form 8-K:

         None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENERGY PARTNERS, LTD.



Date: August 13, 2002                   By:  /s/ SUZANNE V. BAER
                                            ------------------------------------
                                            Suzanne V. Baer
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Authorized Officer and Principal
                                            Financial Officer)

                                  CERTIFICATION
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b))


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Energy Partners, Ltd. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and the results of operations of the Company at the end of and for the periods covered by such Report.




                                                   /s/ Richard A. Bachmann
                                                   ----------------------------
Dated:  August 13, 2002                            Richard A. Bachmann
                                                   Chairman, President and
                                                   Chief Executive Officer





                                                   /s/ Suzanne V, Baer
                                                   ----------------------------
Dated: August 13, 2002                             Suzanne V. Baer
                                                   Executive Vice President
                                                   and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.1     First Amendment to Second Amended and Restated Revolving Credit
         Agreement dated January 15, 2002 by and among Energy Partners, Ltd. and
         Hall-Houston Oil Company, the undersigned banks and financial institutions that are parties to the Credit Agreement and Bank One,
         N.A, dated as of June 27, 2002.