Form 10-Q
period 2002-09-30
ENERGY PARTNERS LTD
filed 2002-11-13
CIK 750199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2002

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

                  Yes [X]  No [ ]

     As of November 8, 2002, there were 27,518,731 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.



================================================================================

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
PART I          FINANCIAL INFORMATION

   Item 1.  Financial Statements:
                Consolidated Balance Sheets as of September 30, 2002 and
                  December 31, 2001..........................................................................3

                Consolidated Statements of Operations for the three and nine months ended
                  September 30, 2002 and 2001................................................................4

                Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2002 and 2001................................................................5

                Notes to Consolidated Financial Statements ..................................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................................11

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................17
   Item 4.  Controls and Procedures.........................................................................18


PART II         OTHER INFORMATION


   Item 4.  Submission of Matters to the Vote of Security Holders...........................................19
   Item 6.  Exhibits and Reports on Form 8-K................................................................19

ITEM 1. FINANCIAL STATEMENTS

                              ENERGY PARTNERS, LTD.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     September 30,       December 31,
                                                                                         2002                2001
                                                                                    --------------      --------------
                                                                                     (unaudited)
                                              ASSETS
Current assets:
     Cash and cash equivalents                                                      $        4,849      $           --
     Trade accounts receivable                                                              20,637              13,753
     Fair value of commodity derivative instruments                                             --               2,047
     Prepaid expenses                                                                        2,679               1,459
                                                                                    --------------      --------------
         Total current assets                                                               28,165              17,259

Property and equipment, at cost under the successful efforts
     method of accounting for oil and gas properties                                       437,115             287,192
Less accumulated depreciation, depletion and amortization                                 (108,487)            (63,330)
                                                                                    --------------      --------------
         Net property and equipment                                                        328,628             223,862

Other assets                                                                                 3,400                 363
Deferred financing costs - net of accumulated amortization
     of $2,253 in 2002 and $1,995 in 2001                                                    1,035               1,293
                                                                                    --------------      --------------
                                                                                    $      361,228      $      242,777
                                                                                    ==============      ==============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $        7,032      $       10,404
     Accrued expenses                                                                       26,833              10,985
     Fair value of commodity derivative instruments                                          4,829                  --
     Current maturities of long-term debt                                                      552                  85
                                                                                    --------------      --------------
         Total current liabilities                                                          39,246              21,474

Long-term debt                                                                              98,711              25,408
Deferred revenue                                                                               628                  --
Deferred income taxes                                                                        7,678              16,782
Other                                                                                       21,922              14,246
                                                                                    --------------      --------------
                                                                                           168,185              77,910
                                                                                    --------------      --------------
Stockholders' equity:
  Preferred stock, par value $1 per share, authorized 550,000 shares; 383,707 issued and outstanding; aggregate liquidation preference
     $38.4 million                                                                          35,305                  --
  Common stock, par value $0.01 per share. Authorized 50,000,000 shares; issued and outstanding:
     2002 - 27,520,981 shares; 2001 - 26,870,757 shares                                        276                 269
  Additional paid-in capital                                                               187,642             180,995
  Accumulated other comprehensive income (loss)                                             (3,090)                981
  Accumulated deficit                                                                      (27,090)            (17,378)
                                                                                    --------------      --------------
         Total stockholders' equity                                                        193,043             164,867
                                                                                    --------------      --------------
                                                                                    $      361,228      $      242,777
                                                                                    ==============      ==============

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                   September 30,
                                               --------------------------      --------------------------
                                                  2002            2001            2002            2001
                                               ----------      ----------      ----------      ----------
Revenues:
  Oil and gas                                  $   33,581      $   33,528      $   99,781      $  116,986
  Other                                                82             152            (196)          3,843
                                               ----------      ----------      ----------      ----------
                                                   33,663          33,680          99,585         120,829
                                               ----------      ----------      ----------      ----------
Costs and expenses:
  Lease operating                                   8,708           8,581          25,986          27,397
  Taxes, other than on earnings                     1,676           1,944           4,841           5,752
  Exploration expenditures                          4,509           7,888           7,949          12,311
  Depreciation, depletion and amortization         16,059          12,916          50,317          35,213
  General and administrative:
      Stock-based compensation                        123             293             327           1,358
      Severance costs                                  --              --           1,211              --
      Other general and administrative              4,739           4,641          16,000          13,467
                                               ----------      ----------      ----------      ----------
        Total costs and expenses                   35,814          36,263         106,631          95,498
                                               ----------      ----------      ----------      ----------
Income (loss) from operations                      (2,151)         (2,583)         (7,046)         25,331

Other income (expense):
  Interest income                                      17              72              89             298
  Interest expense                                 (1,799)           (515)         (5,237)         (1,379)
  Gain on sale of oil and gas assets                   --              33              --              74
                                               ----------      ----------      ----------      ----------
                                                   (1,782)           (410)         (5,148)         (1,007)
                                               ----------      ----------      ----------      ----------
        Income (loss) before income taxes          (3,933)         (2,993)        (12,194)         24,324
Income taxes                                        1,377             924           4,270          (8,932)
                                               ----------      ----------      ----------      ----------
        Net income (loss)                      $   (2,556)     $   (2,069)     $   (7,924)     $   15,392

Less dividends earned on preferred stock
        and accretion of discount                    (876)             --          (2,467)             --
                                               ----------      ----------      ----------      ----------
        Net income (loss) available to
           common stockholders                 $   (3,432)     $   (2,069)     $  (10,391)     $   15,392
                                               ==========      ==========      ==========      ==========
Basic income (loss) per share                  $    (0.12)     $    (0.08)     $    (0.38)     $     0.57
                                               ==========      ==========      ==========      ==========
Diluted income (loss) per share                $    (0.12)     $    (0.08)     $    (0.38)     $     0.57
                                               ==========      ==========      ==========      ==========
Weighted average common shares used
  in computing income (loss) per share:
        Basic                                      27,509          26,871          27,446          26,863
        Incremental common shares                      --              --              --              96
                                               ----------      ----------      ----------      ----------
        Diluted                                    27,509          26,871          27,446          26,959
                                               ==========      ==========      ==========      ==========

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          --------------------------
                                                                             2002            2001
                                                                          ----------      ----------
Cash flows from operating activities:
     Net income (loss)                                                    $   (7,924)     $   15,392
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Depreciation, depletion and amortization                             50,317          35,213
         Gain on sale of oil and gas assets                                       --             (74)
         Amortization of deferred revenue                                     (2,792)             --
         Stock-based compensation                                                327           1,358
         Deferred income taxes                                                (4,270)          8,833
         Exploration expenditures                                              3,982          10,909
         Non-cash effect of derivative instruments                               514              --
         Amortization of deferred financing costs                                258             711
                                                                          ----------      ----------
                                                                              40,412          72,342
     Changes in operating assets and liabilities, net of acquisition:
         Trade accounts receivable                                                58          11,985
         Prepaid expenses                                                        699            (675)
         Other assets                                                         (2,097)          1,354
         Accounts payable and accrued expenses                               (25,326)         (6,679)
         Other liabilities                                                    (1,579)            164
                                                                          ----------      ----------
            Net cash provided by operating activities                         12,167          78,491
                                                                          ----------      ----------

Cash flows used in investing activities:
     Acquisition of business, net of cash acquired                           (10,661)             --
     Property acquisitions                                                    (1,142)         (2,649)
     Exploration and development expenditures                                (21,778)        (93,731)
     Other property and equipment additions                                     (250)           (660)
     Proceeds from sale of oil and gas assets                                  1,069             127
                                                                          ----------      ----------
            Net cash used in investing activities                            (32,762)        (96,913)
                                                                          ----------      ----------
Cash flows from financing activities:
     Decrease in bank overdraft                                                 (808)             --
     Proceeds from long-term debt                                             43,000          30,565
     Repayment of long-term debt and notes payable                           (15,519)         (5,152)
     Dividends paid                                                           (1,229)             --
     Other                                                                        --            (351)
                                                                          ----------      ----------
           Net cash provided by financing activities                          25,444          25,062
                                                                          ----------      ----------
           Net increase in cash and cash equivalents                           4,849           6,640

Cash and cash equivalents at beginning of period                                  --           3,349
                                                                          ----------      ----------
Cash and cash equivalents at end of period                                $    4,849      $    9,989
                                                                          ==========      ==========

          See accompanying notes to consolidated financial statements.

                              ENERGY PARTNERS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The financial information as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

(2) BUSINESS COMBINATION

     On January 15, 2002, the Company closed the acquisition of Hall-Houston Oil Company ("HHOC"). The results of HHOC's operations have been included in the Company's consolidated financial statements since that date. HHOC was an oil and gas exploration and production company with operations focused in the shallow waters of the Gulf of Mexico. As a result of the acquisition, the Company has a strengthened management team, expanded exploration opportunities as well as a reserve portfolio and production that are more balanced between oil and natural gas.

    The acquisition was completed for consideration consisting of $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the "Series D Preferred Stock"), with a fair value of $34.7 million discounted to effect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes due 2009 (the "Notes"), 574,931 shares of common stock with a fair value of $3.3 million determined based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were agreed to and announced, $9.0 million of cash, including $3.9 million of accrued interest and prepayment fees paid to former debt holders, and warrants to purchase four million shares of the Company's common stock. Of the warrants, one million have a strike price of $9.00 and three million have a strike price of $11.00 per share. The warrants had a fair value of $2.9 million based on a third party valuation. In addition, the Company incurred approximately $3.6 million of expenses in connection with the acquisition and assumed HHOC's working capital deficit.

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

                                        At January 15, 2002
                                        -------------------
                                           (In thousands)
Current assets ....................     $            12,064
Property and equipment ............                 122,608
Deferred taxes ....................                   2,544
Other assets ......................                     909
                                        -------------------
  Total assets acquired ...........                 138,125
Current liabilities ...............                  37,860
Other non-current liabilities .....                   8,335
                                        -------------------
  Total liabilities assumed .......                  46,195
                                        -------------------
  Net assets acquired .............     $            91,930
                                        -------------------

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

     The following unaudited pro forma information for the three and nine month periods ended September 30, 2001 presents a summary of the consolidated results of operations as if the acquisition occurred on January 1, 2001 with pro forma adjustments to give effect to depreciation, depletion and amortization, interest expense and related income tax effects:

                                                  Three Months Ended      Nine Months Ended
                                                  September 30, 2001      September 30, 2001
                                                  ------------------      ------------------
                                                   (In thousands, except per share amounts)
Pro forma:
  Revenue ...................................         $   40,758              $  146,109
  Income (loss) from operations .............             (4,836)                 13,506
  Net income (loss) .........................             (4,075)                  6,063
  Basic income (loss) per common share ......         $    (0.18)             $     0.13
  Diluted income (loss) per common share ....         $    (0.18)             $     0.13

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


     The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the period presented or future results of operations.

     Following the completion of the acquisition, management of the Company assessed the technical and administrative needs of the combined organization. As a result, 14 redundant positions were eliminated including finance, administrative, geophysical and engineering positions in New Orleans and Houston. All terminated employees were informed of their termination date and severance benefits prior to March 31, 2002. Total severance costs under the plan were $1.2 million, all of which was included in accrued expenses in the March 31, 2002 consolidated balance sheet and has been paid without any changes from the amount expensed in the first quarter.

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

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the nine months ended September 30, 2001. The diluted loss per share calculation for the three and nine month periods ended September 30, 2002 and the three months ended September 30, 2001 produces results that are anti-dilutive, therefore, the diluted loss per share amounts as reported for those periods in the accompanying consolidated statements of operations are the same as the basic loss per share amounts.

                                                                             Weighted
                                                      Net Income          Average Common
                                                  Available to Common         Shares         Earnings
                                                     Stockholders          Outstanding       Per Share
                                                  -------------------     --------------     ---------
                                                         (In thousands, except per share amounts)

Nine months ended September 30, 2001:
    Basic ...................................          $    15,392            26,863         $    0.57
    Effect of dilutive securities:
        Stock options .......................                   --                96
                                                       -----------            ------
    Diluted .................................          $    15,392            26,959         $    0.57

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


(4) HEDGING ACTIVITIES

     The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange ("NYMEX") for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month. The Company uses financially-settled crude oil and natural gas swaps and zero-cost collars to hedge price fluctuations. The Company's current derivative instruments qualify as cash-flow hedges. Accounting and reporting standards require that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness will be charged currently to earnings. The following tables summarize the Company's hedging portfolio as of September 30, 2002:

                                  Natural Gas Positions
----------------------------------------------------------------------------------------------
                                                                             Volume (MMbtu)
                                                                         ---------------------
Remaining Contract Term    Contract Type     Strike Price ($/MMbtu)      Daily           Total
-----------------------    -------------     ----------------------      -----           -----
     10/02 - 01/03            Swap                     $2.95            30,000        3,690,000
     02/03 - 01/04            Collar             $3.50/$5.40            10,000        3,650,000

                                    Crude Oil Positions
----------------------------------------------------------------------------------------------
                                                                             Volume (Bbls)
                                                                         ---------------------
Remaining Contract Term    Contract Type     Strike Price ($/Bbl)        Daily           Total
-----------------------    -------------     -------------------         -----           -----
     10/02 - 12/02            Swap                  $24.06               2,000          184,000
     10/02 - 12/02            Swap                  $29.64               2,000          184,000
     01/03 - 12/03            Swap                  $26.36               2,000          730,000

     Hedging activities reduced natural gas and crude oil revenues by $1.6 million and $1.7 million in the three and nine month periods ended September 30, 2002, respectively, increased natural gas and crude oil revenues by $0.2 million in the three months ended September 30, 2001 and reduced natural gas and crude oil revenue by $5.0 million in the nine months ended September 30, 2001.

     During the first nine months of 2002, losses of $1.1 million, net of tax, were transferred from accumulated other comprehensive income (loss), and the fair value of outstanding derivative instruments decreased by $8.1 million ($5.2 million net of tax) to a liability of $4.8 million ($3.1 million net of tax) resulting in an ending balance of $3.1 million related to hedging activities in accumulated other comprehensive income (loss) at September 30, 2002. Based upon current prices, the Company expects to transfer approximately $4.1 million of net deferred losses in accumulated other comprehensive income (loss) as of September 30, 2002 to earnings during the remainder of 2002 when the forecasted transactions actually occur.

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

                              ENERGY PARTNERS, LTD.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)


(6) ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company will adopt Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently records estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and gas properties and records a separate liability for such amounts in other liabilities. The Company has not yet completed its assessment of the impact of Statement 143 on its financial condition and results of operations; however, it does expect that adoption of the statement will result in an increase in the capitalized costs of oil and gas properties.

     During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds Statement 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of Statement 4 as of January 1, 2003. The adoption of Statement 145 is not expected to have an impact on the results of operations or financial position of the Company.

     In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 will be effective for disposal activities initiated after December 31, 2002. The Company will adopt the provisions related to Statement 146 as of January 1, 2003; however, the adoption is not expected to have an impact on the results of operations or financial position of the Company.

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

     Financing related to the HHOC acquisition increased our debt level. At the closing of the acquisition, we issued the Notes for $38.4 million and borrowed $9.0 million cash paid from our bank facility. Additional bank borrowings have been for operational needs and to reduce the HHOC working capital deficit we assumed in the acquisition. As of September 30, 2002, we had $60.0 million outstanding under our bank facility. We also issued Series D Preferred Stock with a fair value at the issue date of $34.7 million ($38.4 million face amount) with an effective dividend rate of 10%.

     We have included the results of operations from the HHOC acquisition with ours from the closing date of January 15, 2002. For the foregoing reason, the acquisition will affect the comparability of our historical results of operations with results of operations in the current period.

     Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, weather, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


RESULTS OF OPERATIONS

     The following table presents information about our oil and natural gas operations.

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                        -------------------------     -------------------------
                                                           2002           2001           2002           2001
                                                        ----------     ----------     ----------     ----------
NET PRODUCTION (per day):
     Oil (Bbls)                                              7,736         10,566          8,555         10,575
     Natural gas (Mcf)                                      55,166         35,289         55,027         34,499
         Total (Boe)                                        16,930         16,448         17,726         16,325

OIL & NATURAL GAS REVENUES (in thousands)
     Oil                                                $   17,927     $   24,300     $   53,845     $   70,218
     Natural Gas                                            15,654          9,228         45,936         46,768
         Total                                              33,581         33,528         99,781        116,986

AVERAGE SALES PRICES(1):
     Oil (per Bbl)                                      $    25.19     $    25.00     $    23.05     $    24.32
     Natural gas (per Mcf)                                    3.08           2.84           3.06           4.97
         Total (per Boe)                                     21.56          22.16          20.62          26.25

AVERAGE COSTS (per Boe):
     Lease operating expense                            $     5.59     $     5.67     $     5.37     $     6.15
     Taxes, other than on earnings                            1.08           1.28           1.00           1.29
     Depreciation, depletion, and amortization               10.31           8.54          10.40           7.90
     General and administrative expense
         (exclusive of stock-based compensation and
              severance)                                      3.04           3.07           3.31           3.02

(1) Net of the effect of hedging transactions

PRODUCTION

     CRUDE OIL AND CONDENSATE. Our net oil production for the third quarter of 2002 decreased to 7,736 Bbls per day from 10,566 Bbls per day in the third quarter of 2001. Our net oil production for the first nine months of 2002 decreased to 8,555 Bbls per day from 10,575 Bbls per day in the same period 2001. The decrease is the result of fewer workovers/recompletions on oil wells in the current year combined with the impact of Tropical Storm Isidore in September and natural reservoir declines.

     NATURAL GAS. Our net natural gas production for the third quarter of 2002 increased to 55,166 Mcf per day from 35,289 Mcf per day in the third quarter of 2001. Our net natural gas production for the first nine months of 2002 increased to 55,027 Mcf per day from 34,499 Mcf per day in the same period of 2001. The increases for the quarter and nine months were the result of natural gas volumes added in the acquisition of HHOC combined with new production from our East Cameron 9 well and were partially offset by the impact of Tropical Storm Isidore and natural reservoir declines.

     These results were strong as compared to 2001; however we did not achieve the growth in volumes that we anticipated from the second quarter of 2002 due to weather related downtime from Tropical Storm Isidore in late September 2002. As a result of the storm, production was shut in or reduced for several days in September for estimated lost production of 1,088 Boe per day for the quarter.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


REALIZED PRICES

     CRUDE OIL AND CONDENSATE. Our average realized oil price in the third quarter of 2002 was $25.19 per Bbl, an increase from an average realized price of $25.00 per Bbl in the third quarter of 2001. Hedging activities reduced oil price realizations by $1.01 per Bbl from the $26.20 per Bbl that otherwise would have been received in the third quarter of 2002. As a result of our collar positions, hedging activities did not impact realized prices in the third quarter of 2001.

     Our average realized oil price in the first nine months of 2002 was $23.05 per Bbl, a decrease of 5% from an average realized price of $24.32 per Bbl in the first nine months of 2001. Hedging activities reduced oil price realizations by $0.44 per Bbl from the $23.49 per Bbl that otherwise would have been received in the first nine months of 2002. In the first nine months of 2001, hedging activities reduced oil price realizations by $1.77 per Bbl or 7% from the $26.09 per Bbl that otherwise would have been received.

     NATURAL GAS. Our average realized natural gas price in the third quarter of 2002 was $3.08 per Mcf, an increase from an average realized price of $2.84 per Mcf in the third quarter of 2001. Hedging activities reduced natural gas price realizations by $0.17 per Mcf or 5% from the $3.25 per Mcf that otherwise would have been received in the third quarter of 2002. In the third quarter of 2001, hedging activities increased natural gas price realizations by $0.05 per Mcf or 2% from the $2.79 per Mcf that otherwise would have been received.

     Our average realized natural gas price in the first nine months of 2002 was $3.06 per Mcf, a decrease of 38% from an average realized price of $4.97 per Mcf in the first nine months of 2001. In the first nine months of 2002, hedging activities decreased natural gas price realizations by $0.04 per Mcf from the $3.10 per Mcf that otherwise would have been received. In the first nine months of 2001, hedging activities increased natural gas price realizations by $0.02 per Mcf from the $4.95 per Mcf that otherwise would have been received.

NET INCOME AND REVENUES

      Our oil and natural gas revenues remained consistent at $33.6 million in the third quarter of 2002 from $33.5 million in the third quarter of 2001. Although production volumes increased 3% on a barrel of oil equivalent basis, the combination of the change in our production mix from 36% natural gas in 2001 to 54% natural gas in 2002 and the blended prices received resulted in relatively flat revenues.

     Our oil and natural gas revenues decreased to $99.8 million in the first nine months of 2002 from $117.0 million in the first nine months of 2001. While production volumes increased 9% on a barrel of oil equivalent basis, the increase was more than offset by a sharp decrease in natural gas prices and a slight decrease in crude oil prices, resulting in lower revenues.

     We recognized a net loss of $2.6 million in the third quarter of 2002 compared to a net loss of $2.1 million in the third quarter of 2001. We recognized a net loss of $7.9 million in the first nine months of 2002 compared to net income of $15.4 million in the first nine months of 2001. The decrease in net income was primarily due to the decrease in oil and natural gas revenues previously discussed, combined with higher depletion, depreciation and amortization expense incurred primarily as a result of the HHOC acquisition. In addition, there were two non-recurring items that had an impact on our net income or loss in the first nine months of 2002 and 2001:

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


OPERATING EXPENSES

Operating expenses during the three and nine month periods ended September 30, 2002 and 2001 were impacted by the following:

o Lease operating expense remained consistent at $8.7 million in the third quarter of 2002 from $8.6 million in the third quarter of 2001. We continued to experience cost efficiencies due to the concerted effort to reduce operating costs at our East Bay field and the increase in natural gas production as a percentage of total production; however these reductions were offset by $0.5 million incurred for repairs from Tropical Storm Isidore.

     Lease operating expense decreased to $26.0 million in the first nine months of 2002 from $27.4 million in the first nine months of 2001. The decrease is attributable to the concerted effort to reduce operating costs at our East Bay field and the increase in natural gas production as a percentage of total production. The impact from costs incurred due to Tropical Storm Isidore were neutral in the year to date period due to similar costs related to Tropical Storm Allison in the second quarter of 2001.

o Taxes, other than on earnings decreased to $1.7 million in the third quarter of 2002 from $1.9 million in the third quarter of 2001. Taxes, other than on earnings decreased to $4.8 million in the first nine months of 2002 from $5.8 million in the first nine months of 2001. Both reductions were due to the decrease in the production volumes and prices received for our oil production on state leases subject to Louisiana severance taxes.

o Depreciation, depletion and amortization increased to $16.1 million in the third quarter of 2002 from $12.9 million in the third quarter of 2001. Depreciation, depletion and amortization increased to $50.3 million in the first nine months of 2002 from $35.2 million in the first nine months of 2001. The increases were due to the increased depreciable asset base resulting from the acquisition of HHOC and drilling activities subsequent to September 30, 2001, increased production volumes, amortization of unproved leases awarded at the March lease sale and downward reserve revisions due to prices at December 31, 2001.

o Other general and administrative expenses remained consistent at $4.7 million in the third quarter of 2002 compared to $4.6 million in the third quarter of 2001.

     Other general and administrative expenses increased to $16.0 million in the first nine months of 2002 from $13.5 million in the first nine months of 2001. The increase was primarily due to additional personnel costs ($0.7 million), increased insurance costs ($0.9 million), increased office costs ($0.8 million) and other costs associated with the combination of HHOC's operations with ours primarily in the first quarter of 2002 as we assimilated HHOC.

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

o Non-cash stock-based compensation expense of $0.1 million was recognized in the third quarter of 2002 compared to $0.3 million in the third quarter of 2001. Non-cash stock-based compensation expense of $0.3 million was recognized in the first nine months of 2002 compared to $1.4 million recognized in the first nine months of 2001. The expenses relate to restricted stock grants made to employees.

OTHER INCOME AND EXPENSE

     INTEREST. Interest expense increased to $1.8 million in the third quarter of 2002 from $0.5 million in the third quarter of 2001. Interest expense also increased for the year to date period to $5.2 million in 2002 from $1.4 million in 2001. The increases for both periods were a result of increased borrowings under our bank facility and the issuance of the Notes on January 15, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We intend to use cash flows from operations before changes in working capital to fund our future development, exploration and acquisition activities. Our acquisition in 2002 of HHOC significantly impacted our cash flows from operations. Our future cash flow from operations before changes in working capital will depend on our ability to maintain and increase production through our development and exploration drilling program, as well as the prices of oil and natural gas. We may, from time to time, use the availability of our bank facility for working capital needs.

     Our bank facility, as amended on January 15, 2002, consists of a revolving line of credit with a group of banks available through March 30, 2005. The bank facility currently has a borrowing base of $100 million that is subject to redetermination based on the proved reserves of the oil and gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank facility permits both prime rate based borrowings and LIBOR based borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank facility is secured by substantially all of our assets including those of HHOC acquired in January 2002. The bank facility contains customary events of default and requires that we satisfy various financial covenants. At September 30, 2002, we had $60 million outstanding and $40 million of credit capacity available under the bank facility. Also included in long-term debt in the consolidated balance sheet is $38.4 of the Notes, which are due in January 2009.

     Net cash of $32.8 million used in investing activities in the first nine months of 2002 included primarily the $10.7 million of cash paid in conjunction with the acquisition of HHOC, which is net of $1.9 million in cash received, lease acquisitions of $1.1 million and oil and gas property capital and exploration expenditures of $21.8 million. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During the first nine months of 2002, we completed five drilling projects, four of which were successful, and 21 recompletion/workover projects, 16 of which were successful. During the first nine months of 2001, we completed 22 drilling projects, 17 of which were successful, and 58 recompletion/workover projects, 51 of which were successful.

     Our 2002 capital expenditure budget is focused on moderate risk exploratory activities on undeveloped leases, combined with exploitation and exploration activities on our proved properties. We currently expect that up to 10 percent of our budget will be spent on higher risk, higher potential exploration activities. Our capital expenditure plans for 2002 are currently estimated to be approximately $60 million with approximately $29 million remaining to be spent in the fourth quarter of this year. Actual levels of capital expenditures may vary significantly due to many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services.

     We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that cash flows from operations

                              ENERGY PARTNERS, LTD.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


before changes in working capital will be sufficient to meet our capital requirements through the end of 2002 and have the capacity to increase borrowings under our bank facility for changes in working capital. However, additional financing may be required in the future to fund our growth and capital expenditures.

     Our annual report on Form 10-K for the year ended December 31, 2001 includes a discussion of our contractual obligations inclusive of the Notes issued in the HHOC acquisition. As a result, the only change to that disclosure is the increase in borrowings under our bank facility discussed herein.

NEW ACCOUNTING PRONOUNCEMENTS

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We will adopt Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We currently record estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and gas properties and record a separate liability for such amounts in other liabilities. We have not yet completed our assessment of the impact of Statement 143 on our financial condition and results of operations; however, we do expect that adoption of the statement will result in an increase in the capitalized costs of oil and gas properties.

     During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. We will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003. The adoption of Statement 145 is not expected to have an impact on our results of operations or financial position.

     In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 will be effective for disposal activities initiated after December 31, 2002. We will adopt the provisions related to Statement 146 as of January 1, 2003; however, the adoption is not expected to have an impact on our results of operations or financial position.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2002, $60 million of our long-term debt had variable interest rates and $38.4 million had a fixed rate of 11%.

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

     We had the following hedging positions as of September 30, 2002:

                                 Natural Gas Positions
-------------------------------------------------------------------------------------------
                                                                          Volume (MMbtu)
                                                                       --------------------
Remaining Contract Term   Contract Type     Strike Price ($/MMbtu)     Daily          Total
-----------------------   -------------     ----------------------     -----          -----
     10/02 - 01/03           Swap                        $2.95         30,000        3,690,000
     02/03 - 01/04           Collar                $3.50/$5.40         10,000        3,650,000

                                    Crude Oil Positions
--------------------------------------------------------------------------------------------
                                                                           Volume (Bbls)
                                                                       ---------------------
Remaining Contract Term    Contract Type    Strike Price ($/Bbl)       Daily           Total
-----------------------    -------------    --------------------       -----           -----
     10/02 - 12/02           Swap                 $24.06               2,000          184,000
     10/02 - 12/02           Swap                 $29.64               2,000          184,000
     01/03 - 12/03           Swap                 $26.36               2,000          730,000

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

                              ENERGY PARTNERS, LTD.
             ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                            MARKET RISK - (CONTINUED)

Furthermore, if we do not engage in hedging transactions, we may be more adversely affected by declines in oil and natural gas prices than our competitors who engage in hedging transactions.

     Our hedged volume as of September 30, 2002, approximated 32% of our estimated production from proved reserves for the balance of the contract terms.

     We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on fair value of our derivative instruments. At September 30, 2002, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price would have been a $5.2 million increase in the deferred liability.

     For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer completed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15 d-14(c) of the Securities and Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that as of the date of the evaluation our disclosure controls and procedures are effective.

     There were no significant changes (including corrective action with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation.

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 First Amendment to Earnout Agreement between Energy Partners, Ltd. and Participants effective July 1, 2002

(b)  Reports on Form 8-K:

     None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  ENERGY PARTNERS, LTD.



Date: November 13, 2002                By:  /s/ SUZANNE V. BAER
                                            -------------------
                                            Suzanne V. Baer
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Authorized Officer and Principal
                                            Financial Officer)

 Certifications of the Executive Vice President and Chief Financial Officer and
    Chairman, President, and Chief Executive Officer of Energy Partners, Ltd.
           pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Suzanne V. Baer, certify that:

     1. I have reviewed the quarterly report on Form 10-Q of Energy Partners, Ltd.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have;

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the most recent Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002



/s/ Suzanne V, Baer
---------------------------------------
Suzanne V. Baer
Executive Vice President and Chief Financial Officer

I, Richard A. Bachmann, certify that:

     1. I have reviewed the quarterly report on Form 10-Q of Energy Partners, Ltd.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) for the registrant and we have;

               a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluations as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the most recent Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002



/s/ Richard A. Bachmann
---------------------------------------
Richard A. Bachmann
Chairman, President and Chief Executive Officer

      Certification Accompanying Form 10-Q Report of Energy Partners, Ltd.
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b))




Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Energy Partners, Ltd. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and the results of operations of the Company at the end of and for the periods covered by such Report.



                                                 /s/ Richard A. Bachmann
                                                 -------------------------------
Dated: November 13, 2002                         Richard A. Bachmann
                                                 Chairman, President and
                                                 Chief Executive Officer





                                                 /s/ Suzanne V, Baer
                                                 -------------------------------
Dated: November 13, 2002                         Suzanne V. Baer
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
        NUMBER             DESCRIPTION
         10.1              First Amendment to Earnout Agreement between Energy
                           Partners, Ltd. and Participants effective July 1,
                           2002