Form 10-K
period 2002-12-31
ENERGY PARTNERS LTD
filed 2003-03-13
CIK 750199

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 001-16179
                             ---------------------
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

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
   Common Stock, Par Value $0.01 Per Share                New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Acts).  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2002 based on the closing price of such stock as quoted on the New York Stock Exchange on that date was $94,092,183.

     As of February 28, 2003 there were 27,658,801 shares of the registrant's common stock, par value $0.01 per share, outstanding.

     Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its 2003 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Items 1 & 2.  Business and Properties.....................................    2
Item 3.       Legal Proceedings...........................................   19
Item 4.       Submission of Matters to a Vote of Security Holders.........   20
Item 4A.      Executive Officers of the Registrant........................   20

                                    PART II
Item 5.       Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................   21
Item 6.       Selected Financial Data.....................................   22
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   23
Item 7A.      Quantitative and Qualitative Disclosures about Market
              Risk........................................................   31
Item 8.       Financial Statements and Supplementary Data.................   34
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   59

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant..........   59
Item 11.      Executive Compensation......................................   59
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................   59
Item 13.      Certain Relationships and Related Transactions..............   59
Item 14.      Controls and Procedures.....................................   59

                                    PART IV
Item 15.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   60

                           FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact contained in this Report and other periodic reports filed by us under the Securities Exchange Act of 1934 and other written or oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause our actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. We refer you specifically to the section "Additional Factors Affecting Business" in Items 1 and 2 of this Report. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Report.

                                     PART I

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

     We are an independent oil and natural gas exploration and production company focused on the shallow to moderate depth waters of the Gulf of Mexico Shelf. We concentrate on the Gulf of Mexico Shelf region because that area provides us with favorable geologic and economic conditions, including multiple reservoir formations, regional economies of scale, extensive infrastructure and comprehensive geologic databases. We believe that this region offers a balanced and expansive array of existing and prospective exploration, exploitation and development opportunities in both established productive horizons and deeper geologic formations. As of December 31, 2002, we had estimated proved reserves of approximately 127.0 Bcf of natural gas and 26.4 million barrels of oil, or an aggregate of approximately 47.5 million Boe, with a present value of estimated pre-tax future net cash flows of $608.3 million and after-tax future net cash flows of $476.9 million based upon year-end 2002 prices and a discount rate of 10%.

     We were incorporated in January 1998 by Richard A. Bachmann, our founder, chairman, president and chief executive officer. Mr. Bachmann, the former president and chief operating officer of The Louisiana Land and Exploration Company ("LL&E"), assembled a team of geoscientists and management professionals with considerable region-specific geological, geophysical, technical and operational experience to form the foundation of our company. The industry relationships of Mr. Bachmann and this team provided us with access to the operators of the Gulf of Mexico Shelf fields that became our cornerstone assets. These relationships continue to provide us with a strategic advantage as we pursue our strategy of being a consolidator of assets in the Gulf of Mexico Shelf region.

     We have grown our company through a combination of exploration, exploitation and development drilling and multi-year, multi-well drill-to-earn programs, as well as strategic acquisitions of mature oil and gas fields in the Gulf of Mexico Shelf area, and in early 2002, the acquisition of Hall-Houston Oil Company ("HHOC"). We intend to continue this strategy as part of our multi-tiered focus.

     On November 1, 2000, we consummated our initial public offering of 5.75 million shares of common stock, raising $80.2 million. Our common shares trade on the New York Stock Exchange under the symbol "EPL." We maintain a website at www.eplweb.com which contains information about us including links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments. Our web site and the information contained in it and connected to it shall not be deemed incorporated by reference into this Report on Form 10-K.

  ACQUISITION OF HALL-HOUSTON OIL COMPANY

     On January 15, 2002, we closed the acquisition of HHOC and certain affiliated interests. At closing, we issued $38.4 million liquidation preference of newly authorized Series D Exchangeable Convertible Preferred

Stock, with a fair value of $34.7 million, discounted to effect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes ("the Notes") due 2009 (immediately callable at par) and 574,931 shares of common stock. We also paid $5.1 million of cash, assumed HHOC's working capital deficit and issued warrants, with a fair market value of approximately $3.0 million, to purchase four million shares of common stock. Former preferred stockholders of HHOC also received the right to receive contingent consideration related to future proved reserve additions generally to come from certain exploratory prospect acreage held by HHOC as of the closing date.

     The acquisition of HHOC strengthened our management team, expanded our property base, reduced our geographic concentration, and moved us to a more balanced oil and natural gas reserves and production profile. It also expanded our technical knowledge base through the addition of quality personnel and geophysical and geological data. Furthermore, the acquisition significantly improved our portfolio of exploration opportunities by adding 12 offshore exploratory blocks to complement our development and drill-to-earn portfolio. Through the acquisition, we added proved reserves of 59.1 Bcfe, of which 98% were natural gas and approximately 60% were proved developed as of the date of acquisition.

  CAPITAL EXPENDITURES

     Our capital expenditures for 2002 totaled $68.1 million for exploration and development activities. For 2003, we have budgeted exploration and development expenditures of approximately $90 million. This budget includes a mixture of lower risk development and exploitation wells, moderate risk exploration opportunities and higher risk, higher potential exploration projects.

OUR PROPERTIES

     At December 31, 2002, we had interests in 19 producing fields and 5 fields under development, all of which are located in the Gulf of Mexico Shelf region in water depths ranging from 3 to 476 feet. These fields fall into three focus areas which we identify as our Eastern, Central and Western areas. The Eastern area is comprised of the East Bay and Main Pass fields. The Central area is comprised of five fields, three of which are contiguous and together cover most of the Bay Marchand salt dome located in state and federal waters offshore Louisiana and two of which are in federal waters and were acquired in the acquisition of HHOC. The Western area is comprised of 12 producing fields consisting primarily of those acquired in the acquisition of HHOC and those 2002 lease acquisitions on which we drilled successful exploratory wells.

                                  EASTERN AREA

  EAST BAY FIELD

     In March 2000, we acquired the East Bay field, and related production, compression and storage facilities for $72.3 million. East Bay is located 89 miles southeast of New Orleans near the mouth of the Mississippi River and contains producing wells located onshore along the coastline and in water depths ranging up to approximately 85 feet. The field encompasses nearly 48 square miles and is comprised of three primary oil and natural gas fields, South Pass 24, 27 and 39. Through two state lease sales in 2001 and the March 2002 federal lease sale, we acquired acreage that is contiguous to East Bay in several additional South Pass blocks. We are the operator of these fields and own an average 96.3% working interest. Our net revenue interest ranges from 42% to 86%. Inclusive of all lease acquisitions, our lease area covers 31,703 gross acres (30,525 net acres) of which 4,330 gross and net acres are under federal jurisdiction, while 27,373 gross acres (26,195 net acres) are under the jurisdiction of the State of Louisiana. In addition, we have 3,525 gross and net undeveloped acres under federal jurisdiction and 6,811 gross and net undeveloped acres under the jurisdiction of the State of Louisiana.

     During 2002, we invested a total of $18.1 million in the drilling or sidetracking of four wells, all of which were successful, and the workover or recompletion of 14 wells, 9 of which were successful. Eastern area production accounted for approximately 52% of our net daily production during 2002.

     During 2001, we increased our seismic coverage in the area and merged the various surveys covering East Bay. We believe that the new 3-D data-set has and will continue to provide improved structural and stratigraphic interpretation for additional drilling activity. Utilizing this data, we have already identified 13 new exploratory prospects and leads in and around the East Bay field. The first three of these prospects, Mesa Verde, Yosemite and Arches, were drilled in 2002. Mesa Verde was completed and placed on production in December 2002. The Yosemite prospect was drilled in December 2002, while the Arches well was completed in its deeper, proved undeveloped objective in January 2003, with both having commenced production in February 2003.

     We also drilled a development well, the Whale prospect, that was a sidetrack and redrill of a well that had been drilled by the field's previous owner and abandoned due to mechanical problems. This well was completed and placed on production in November 2002.

                                  CENTRAL AREA

     The focus of our Central area is the Greater Bay Marchand area located in state and federal waters off the coast of Louisiana approximately 60 miles south of New Orleans in water depths of 60 feet or less and encompasses nearly 100 square miles. Also included in the Central area are two producing properties acquired in the HHOC acquisition.

     During 2002, we invested a total of $2.9 million in the Central area. Our investments included the sidetracking of two wells, both of which were successful, and the workover or recompletion of 7 wells, 6 of which were successful. Production from this area accounted for approximately 25% of our net daily production in 2002.

     We acquired our interests in the Greater Bay Marchand area in several separate transactions, the most significant of which follow:

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

  BAY MARCHAND DRILL-TO-EARN AGREEMENTS

     In August 1998, we entered into a drill-to-earn agreement with ChevronTexaco Corporation ("ChevronTexaco") covering the federal outer continental shelf acreage and in May 2000, expanded the coverage to include ChevronTexaco's Louisiana state water-bottom acreage in the Bay Marchand field. Under our drill-to-earn programs, we use our personnel and capital to identify and pursue additional drilling opportunities on properties previously developed by our drill-to-earn partners and recover our investment through sharing revenue from the new production we establish. After successful drilling of wells, we earn an interest in the reserves we find and develop. We generally operate the properties during the drilling phase of these programs and seek to reduce costs and improve reservoir recovery efficiencies through our geophysical, technical and operational expertise. After the completion of the wells under this program, ChevronTexaco serves as the operator.

     We currently have an agreement with ChevronTexaco, which provides for a five well drilling program and provides for a carry in favor of ChevronTexaco through capital expenditures to establish first production. These operations commenced in the fourth quarter of 2002 with the drilling, through sidetracks, of two successful exploration wells. We acquired a 40% working interest in the two wells we have drilled and intend to retain a similar interest in the three remaining wells.

                                  WESTERN AREA

     In connection with the acquisition of HHOC, we added 10 producing fields and one field under development to our property portfolio in our Western area. The properties are all located in the Gulf of Mexico Shelf area in water depths ranging from 20 to 476 feet. All of the properties that we acquired were operated by HHOC, with working interests ranging from 25% to 100%. Subsequent to the acquisition, we acquired two additional properties at the federal March lease sale and also acquired working interests in several blocks through trades with industry partners bringing our total at December 31, 2002 to 12 producing and five development fields.

     During 2002 we invested a total of $47.1 million in the Western area. Our investments included the drilling or sidetracking of 11 wells, 7 of which were successful and the workover or recompletion of 6 wells, 5 of which were successful. Production in this area accounted for approximately 23% of our net daily production during 2002. The most significant exploration and development operations undertaken in the Western Gulf of Mexico region during 2002 are discussed below.

  EUGENE ISLAND 247

     Acquired as part of the HHOC transaction, one gas-discovery well on this field was drilled prior to the acquisition in approximately 150 feet of water and later completed and brought on-line in November 2002. At year-end, the well was producing approximately 11.6 Mmcf per day. We are the operator of this property and have a 98% working interest.

  EUGENE ISLAND 27

     Acquired at the March 2002 federal lease sale, we have drilled a successful exploration well in approximately 20 feet of water. We are currently considering development options with first production anticipated to occur in the third quarter 2003. We are the operator of this property and have a 100% working interest.

  HIGH ISLAND A-538

     Acquired as part of the HHOC transaction, a successful exploration well was drilled in approximately 200 feet of water and was completed in 2002. Facilities were installed and a development well was drilled and completed in January 2003. Initial production commenced in February 2003. We are the operator of this property with a 33% working interest.

  HIGH ISLAND 72

     Acquired as part of the HHOC transaction, this property had existing production from the No. 1 well. We have drilled the No. 2 well in approximately 35 feet of water and had initial production in December 2002, however the well is currently shut-in pending needed facility modifications with restored production expected in the second quarter of 2003. We are the operator of this field and have a 50% working interest in the No. 1 well and a 79% working interest in the No. 2 well.

  EAST CAMERON 9

     Through two lease sales in 2001, we acquired 1,000 gross acres in East Cameron 9. In January 2002, we announced a successful discovery well, drilled in approximately 25 feet of water approximately 2.5 miles offshore in Cameron Parish, Louisiana. The well was drilled to a total depth of 14,158 feet. We are the operator of the well and own a 50% working interest. We achieved first production in June 2002. Also in January 2002, we were the successful bidder on a lease from the State of Louisiana on acreage that is contiguous to our existing East Cameron acreage. The lease covers 229 gross acres and is in approximately 25 feet of water.

  SHIP SHOAL 133

     We acquired an interest in this lease in 2002 and participated in the drilling of the No. 1 well in approximately 50 feet of water. We have a 33% working interest. The well was completed in the third quarter of 2002 and production commenced in January of 2003.

  WEST CAMERON 431

     When acquired as part of the HHOC transaction, this property had an existing dually-completed well. A successful exploration well, the No. 3 well, was drilled and completed in approximately 100 feet of water and placed on production in December 2002. At year-end, this well was producing 5.6 Mmcf per day. We are the operator of the field and have a 70% working interest in the first well and a 100% working interest in the new well.

  WEST CAMERON 210

     We obtained this lease through a partner and drilled a successful exploratory well in approximately 55 feet of water. This well was completed in November 2002 and is expected to begin production in the second quarter 2003. We are the operator of the field and have a 50% working interest.

  SOUTH MARSH ISLAND 24

     We obtained a 25% working interest in this lease through a partner and participated in the drilling of a successful exploratory well in approximately 80 feet of water in late 2002. This well will be completed and is expected to begin production late in the second quarter 2003.

OIL AND NATURAL GAS RESERVES

     The following table presents our estimated net proved oil and natural gas reserves and the present value of our reserves at December 31, 2002, 2001 and 2000. The December 31, 2002 estimates of proved reserves are based on reserve reports prepared by Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P., independent petroleum engineers, and the December 31, 2001 and 2000 estimates are based on a reserve report prepared by Netherland, Sewell & Associates, Inc. Neither the present values, discounted at 10% per annum, of estimated future net cash flows before income taxes, or the standardized measure of discounted future net cash flows shown in the table are intended to represent the current market value of the estimated oil and natural gas reserves we own.

                                                             AS OF DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Total estimated net proved reserves:
  Oil (Mbbls)........................................    26,353     25,462     27,521
  Natural gas (Mmcf).................................   126,957     61,797     49,150
     Total (Mboe)....................................    47,513     35,762     35,712
Net proved developed reserves(4):
  Oil (Mbbls)........................................    21,070     22,176     25,024
  Natural gas (Mmcf).................................    70,014     38,099     39,522
     Total (Mboe)....................................    32,739     28,526     31,611
Estimated future net revenues before income taxes (in
  thousands)(2)......................................  $815,985   $168,007   $641,241
Present value of estimated future net revenues before
  income taxes (in thousands)(1)(2)..................  $608,273   $129,122   $489,945
Standardized measure of discounted future net cash
  flows (in thousands)(3)............................  $476,901   $123,377   $348,102

---------------

(1) The present value of estimated future net revenues attributable to our reserves was prepared using constant prices, as of the calculation date, discounted at 10% per year on a pre-tax basis.

(2) The December 31, 2002 amount was calculated using a period-end oil price of $29.53 per barrel and a period-end natural gas price of $4.83 per Mcf, while the December 31, 2001 amount was calculated using a period-end oil price of $18.21 per barrel and a period-end natural gas price of $2.71 per Mcf.

(3) The standardized measure of discounted future net cash flows represents the present value of future cash flows after income tax discounted at 10%.

(4) Net proved developed non-producing reserves as of December 31, 2002 were 9,916 Mbbls and 43,600 Mmcf.

     There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures. For a discussion of these uncertainties, see "Additional Factors Affecting Business."

COSTS INCURRED IN OIL AND NATURAL GAS ACTIVITIES

     The following table sets forth certain information regarding the costs incurred that are associated with finding, acquiring, and developing our proved oil and natural gas reserves:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Acquisitions:
  Proved properties
     Business combinations...........................  $116,415   $     --   $     --
     Other...........................................        --        523    119,872
  Unproved properties
     Business combinations...........................     7,616         --         --
     Other...........................................     1,922      1,993        288
                                                       --------   --------   --------
  Total acquisitions.................................   125,953      2,516    120,160
Exploration..........................................    27,083     45,592     18,053
Development..........................................    39,061     55,882     44,775
                                                       --------   --------   --------
Total costs incurred.................................  $192,097   $103,990   $182,988
                                                       ========   ========   ========

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2002:

                                                                 TOTAL
                                                              PRODUCTIVE
                                                                 WELLS
                                                              -----------
                                                              GROSS   NET
                                                              -----   ---
Oil.........................................................   313    286
Natural gas.................................................    63     55
                                                               ---    ---
  Total.....................................................   376    341
                                                               ===    ===

     Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Twenty-nine gross oil wells and seventeen gross natural gas wells have dual completions.

ACREAGE

     The following table sets forth information as of December 31, 2002 relating to acreage held by us. Developed acreage is assigned to producing wells.

                                                               GROSS      NET
                                                              ACREAGE   ACREAGE
                                                              -------   -------
Developed:
  Eastern Area..............................................   41,591   36,772
  Central Area..............................................   24,100    8,206
  Western Area..............................................   65,687   46,058
                                                              -------   ------
     Total..................................................  131,378   91,036
                                                              =======   ======
Undeveloped:
  Eastern Area..............................................   10,336   10,336
  Central Area..............................................      403      161
  Western Area..............................................   56,536   44,040
                                                              -------   ------
     Total..................................................   67,275   54,537
                                                              =======   ======

     Leases covering 10% of our undeveloped net acreage will expire in 2003, approximately 6% in 2004, 14% in 2005, 52% in 2006, and 18% in 2007.

WELL ACTIVITY

     The following table shows our well activity for the years ended December 31, 2002, 2001 and 2000. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in these wells.

                                                  YEARS ENDED DECEMBER 31,
                                          ----------------------------------------
                                             2002           2001          2000
                                          -----------   ------------   -----------
                                          GROSS   NET   GROSS   NET    GROSS   NET
                                          -----   ---   -----   ----   -----   ---
Development Wells:
  Productive............................   1.0    1.0    2.0     1.0    9.0    5.7
  Non-Productive........................    --    --      --      --    2.0    1.5
                                          ----    ---   ----    ----   ----    ---
     Total..............................   1.0    1.0    2.0     1.0   11.0    7.2
Exploration Wells:
  Productive............................   9.0    5.1   15.0     9.6   18.0    6.5
  Non-Productive........................   3.0    0.9    5.0     4.0    1.0    0.3
                                          ----    ---   ----    ----   ----    ---
     Total..............................  12.0    6.0   20.0    13.6   19.0    6.8

     Well activity refers to the number of wells completed at any time during the fiscal years, regardless of when drilling was initiated. For the purpose of this table, "completed" refers to the installation of permanent equipment for the production of oil or natural gas.

TITLE TO PROPERTIES

     Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements, liens for current taxes and other burdens, including other mineral encumbrances and restrictions. We do not believe that any of these burdens materially interfere with the use of our properties in the operation of our business.

     We believe that we have satisfactory title to, or rights in, all of our producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. We investigate title and generally obtain title opinions from counsel only before commencement of drilling operations. We believe that title issues generally are not as likely to arise on offshore oil and natural gas properties as on onshore properties.

REGULATORY MATTERS

  REGULATION OF TRANSPORTATION AND SALE OF NATURAL GAS

     Historically, the transportation and sale for resale of natural gas in inter state commerce have been regulated pursuant to the Natural Gas Act of 1938, as amended ("NGA"), the Natural Gas Policy Act of 1978, as amended ("NGPA"), and regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC"). In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, as amended (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

     Since 1985, FERC has endeavored to make natural gas transportation more accessible to natural gas buyers and sellers on an open and non-discriminatory basis. FERC has stated that open access policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put natural gas sellers into more direct contractual relations with natural gas buyers by, among other things, unbundling the sale of natural gas from the sale of transportation and storage services. Beginning in 1992, FERC issued Order No. 636 and a series of related orders (collectively, "Order No. 636") to implement its open access policies. As a result of the Order No. 636 program, the marketing and pricing of natural gas have been significantly altered. The interstate pipelines' traditional role as wholesalers of natural gas has been eliminated and replaced by a structure under which pipelines provide transportation and storage service on an open access basis to others who buy and sell natural gas. Although FERC's orders do not directly regulate natural gas producers, they are intended to foster increased competition within all phases of the natural gas industry.

     In 2000, FERC issued Order No. 637 and subsequent orders (collectively, "Order No. 637"), which imposed a number of additional reforms designed to enhance competition in natural gas markets. Among other things, Order No. 637 revised FERC pricing policy by waiving price ceilings for short-term released capacity for a two-year experimental period, and effected changes in FERC regulations relating to scheduling procedures, capacity segmentation, penalties, rights of first refusal and information reporting. Most major aspects of Order No. 637 have been upheld on judicial review, and most pipelines' tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect.

     The Outer Continental Shelf Lands Act ("OCSLA"), which FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the outer continental shelf provide open access, non-discriminatory transportation service. One of FERC's principal goals in carrying out OCSLA's mandate is to increase transparency in the market to provide producers and shippers on the outer continental shelf with greater assurance of open access services on pipelines located on the outer continental shelf and non-discriminatory rates and conditions of service on such pipelines.

     We cannot accurately predict whether FERC's actions will achieve the goal of increasing competition in markets in which our natural gas is sold. Additional proposals and proceedings that might affect the natural gas industry are pending before FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by FERC will continue. However, we do not believe that any action taken will affect us in a way that materially differs from the way it affects other natural gas producers, gatherers and marketers.

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

  REGULATION OF TRANSPORTATION OF OIL

     Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. The transportation of oil in common carrier pipelines is also subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, the FERC in February 2003 increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.

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

     Our subsidiary, EPL Pipeline, L.L.C., owns an approximately 12-mile oil pipeline, which transports oil produced from South Timbalier 26 on the Gulf of Mexico Shelf to Bayou Fourchon, Louisiana. Production transported on this pipeline includes oil produced by us and our working interest partner in South Timbalier 26. EPL Pipeline, L.L.C. has on file with the Louisiana Public Service Commission and FERC tariffs for this transportation service and offers non-discriminatory transportation for any willing shipper.

  REGULATION OF PRODUCTION

     The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and several states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

     Some of our offshore operations are conducted on federal leases that are administered by Minerals Management Service ("MMS") and are required to comply with the regulations and orders promulgated by MMS under OCSLA. Among other things, we are required to obtain prior MMS approval for any exploration plans we pursue and our development and production plans for these leases. MMS regulations also establish construction requirements for production facilities located on our federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Under limited circumstances, MMS could require us to suspend or terminate our operations on a federal lease.

     MMS also establishes the basis for royalty payments due under federal oil and natural gas leases through regulations issued under applicable statutory authority. State regulatory authorities establish similar standards for royalty payments due under state oil and natural gas leases. The basis for royalty payments established by MMS and the state regulatory authorities is generally applicable to all federal and state oil and natural gas lessees. Accordingly, we believe that the impact of royalty regulation on our operations should generally be the same as the impact on our competitors.

     The failure to comply with these rules and regulations can result in substantial penalties. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

  ENVIRONMENTAL REGULATIONS

     General. Various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), the Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), and the Federal Clean Air Act, as amended (the "Clean Air Act"), affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

     - restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

     - limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

     - impose substantial liabilities for pollution resulting from our operations.

     Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties or the imposition of injunctive relief. Changes in environmental laws and regulations occur regularly, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those in the oil and natural gas industry in general. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, there is no assurance that this trend will continue in the future.

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

     Superfund. CERCLA, also known as "Superfund," imposes liability for response costs and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of a disposal site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency ("EPA") and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our ordinary operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed.

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

     At this time, we do not believe that we are associated with any Superfund site and we have not been notified of any claim, liability or damages under CERCLA.

     Oil Pollution Act of 1990. The Oil Pollution Act of 1990, as amended (the "OPA") and regulations thereunder impose liability on "responsible parties" for damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. Liability under OPA is strict, and under certain circumstances joint and several, and potentially unlimited. A "responsible party" includes the owner or operator of an onshore facility and the lessee or permittee of the area in which an offshore facility is located. The OPA also requires the lessee or permittee of the offshore area in which a covered offshore facility is located to establish and maintain evidence of financial responsibility in the amount of $35.0 million ($10.0 million if the offshore facility is located landward of the seaward boundary of a state) to cover liabilities related to an oil spill for which such person is statutorily responsible. The amount of required financial responsibility may be increased above the minimum amounts to an amount not exceeding $150.0 million depending on the risk represented by the quantity or quality of oil that is handled by the facility. We carry insurance coverage to meet these obligations, which we believe is customary for comparable companies in our industry. A failure to comply with OPA's requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions. We are not aware of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA's financial responsibility and other operating requirements will not have a material adverse effect on us.

     U.S. Environmental Protection Agency. U.S. Environmental Protection Agency regulations address the disposal of oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, oil and natural gas wastes are regulated by the Underground Injection Control program under Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed at an approved hazardous waste facility. We have coverage under the Region VI National Production Discharge Elimination System Permit for discharges associated with exploration and development activities. We take the necessary steps to ensure all offshore discharges associated with a proposed operation, including produced waters, will be conducted in accordance with the permit.

     Resource Conservation Recovery Act. RCRA, is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

     Clean Water Act. The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans. The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

     Safe Drinking Water Act. Underground injection is the subsurface placement of fluid through a well, such as the reinjection of brine produced and separated from oil and natural gas production. The Safe Drinking Water Act of 1974, as amended establishes a regulatory framework for underground injection, with the main goal being the protection of usable aquifers. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Hazardous-waste injection well operations are strictly controlled, and certain wastes, absent an exemption, cannot be injected into underground injection control wells. In Louisiana and Texas, no underground injection may take place except as authorized by permit or rule. We currently own and operate various underground injection wells. Failure to abide by our permits could subject us to civil and/or criminal enforcement. We believe that we are in compliance in all material respects with the requirements of applicable state underground injection control programs and our permits.

     Marine Protected Areas. Executive Order 13158, issued on May 26, 2000, directs federal agencies to safeguard existing Marine Protected Areas ("MPAs") in the United States and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the EPA to propose new regulations under the Clean Water Act to ensure appropriate levels of protection for the marine environment. Although at this time we cannot accurately gauges the order's impact, it has the potential to adversely affect our operations by restricting areas in which we may carry out future development and exploration projects and/or causing us to incur increased operating expenses.

     Marine Mammal and Endangered Species. Federal Lease Stipulations address the reduction of potential taking of protected marine species (sea turtles, marine mammals, Gulf Sturgen and other listed marine species). MMS permit approvals will be conditioned on collection and removal of debris resulting from activities related to exploration, development and production of offshore leases. MMS has issued Notices to Lessees and Operators ("NTL") 2003-G06 advising of requirements for posting of signs in prominent places on all vessels and structures and of an observing training program.

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

     Lead-Based Paints. Various pieces of equipment and structures owned by us have been coated with lead-based paints as was customary in the industry at the time these pieces of equipment were fabricated and constructed. These paints may contain lead at a concentration high enough to be considered a regulated hazardous waste when removed. If we need to remove such paints in connection with maintenance or other activities and they qualify as a regulated hazardous waste, this would increase the cost of disposal. High lead levels in the paint might also require us to institute certain administrative and/or engineering controls required by the Occupational Safety and Health Act and MMS to ensure worker safety during paint removal.

     Air Pollution Control. The Clean Air Act and state air pollution laws adopted to fulfill its mandates provide a framework for national, state and local efforts to protect air quality. Our operations utilize equipment that emits air pollutants subject to federal and state air pollution control laws. These laws require utilization of air emissions abatement equipment to achieve prescribed emissions limitations and ambient air quality standards, as well as operating permits for existing equipment and construction permits for new and modified equipment. Air emissions associated with offshore activities are projected using a matrix and formula supplied by MMS, which has primacy from the Environmental Protection Agency for regulating such emissions.

     Naturally Occurring Radioactive Materials ("NORM"). NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Louisiana.

     Abandonment Costs. One of the responsibilities of owning and operating oil and natural gas properties is paying for the cost of abandonment. Effective January 1, 2003, companies are required to reflect abandonment costs as a liability on their balance sheets in the period in which it is incurred. We may incur significant abandonment costs in the future which could adversely affect our financial results.

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

     - abnormally pressured formations;

     - mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

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

  VOLATILITY OF OIL AND NATURAL GAS PRICES

     The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth. Oil and natural gas are commodities and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, depend on numerous factors beyond our control. These factors include:

     - changes in the global supply, demand and inventories of oil;

     - domestic natural gas supply, demand and inventories;

     - the actions of the Organization of Petroleum Exporting Countries, or OPEC;

     - the price and quantity of foreign imports of oil;

     - political conditions, including embargoes, in or affecting other oil-producing countries;

     - economic and energy infrastructure disruptions caused by actual or threatened acts of war, or terrorist activities, or national security measures deployed to protect the United States from such actual or threatened acts or activities;

     - economic stability of major oil and natural gas companies and the interdependence of oil and natural gas and energy trading companies;

     - the level of worldwide oil and natural gas exploration and production activity;

     - weather conditions;

     - technological advances affecting energy consumption; and

     - the price and availability of alternative fuels.

     Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. Further, oil prices and natural gas prices do not necessarily move together.

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

     In order to prepare our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

     Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates.

     It cannot be assumed that the present value of future net revenues from our proved reserves referred to in this Report, is the current market value of our estimated oil and natural gas reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present-value estimate.

  MARKETABILITY OF PRODUCTION

     Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of oil or natural gas pipeline or gathering system capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver to market.

  OUR LIMITED OPERATING HISTORY

     We have only a limited operating history upon which you can evaluate our business and prospects. Because of our limited operating history, our future results of operations are difficult to estimate accurately. We also completed two acquisitions in 2000 and the acquisition of HHOC in January 2002, which have changed our company.

  A SIGNIFICANT PART OF THE VALUE OF OUR PRODUCTION AND RESERVES IS CONCENTRATED IN ONE PROPERTY

     During the month of December 2002, 57% of our net daily production came from our East Bay field. If mechanical problems, storms or other events curtail a substantial portion of this production, our cash flow would be affected adversely. Also, at December 31, 2002, approximately 58% of our proved reserves were located on this property. If the actual reserves associated with this property are less than our estimated reserves, our business, financial condition or results of operations could be adversely affected.

  RELATIVELY SHORT PRODUCTION LIFE FOR GULF OF MEXICO PROPERTIES SUBJECT US TO HIGHER RESERVE REPLACEMENT NEEDS

     Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. High production rates generally result in recovery of a relatively higher percentage of reserves from properties during the initial few years of production. All of our operations are on the Gulf of Mexico Shelf. Production from reserves in reservoirs in the Gulf of Mexico generally declines more rapidly than from reservoirs in many other producing regions of the world. As a result, our reserve replacement needs from new investments are relatively greater. Our future oil and natural gas reserves and production, and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.

  RAPID GROWTH MAY PLACE SIGNIFICANT DEMANDS ON OUR RESOURCES

     We have experienced rapid growth in our operations and expect that expansion of our operations will continue. Our acquisition of HHOC generated most of our growth in 2002. Our rapid growth has placed, and our anticipated future growth will continue to place, a significant demand on our managerial, operational and financial resources due to:

     - the need to manage relationships with various strategic partners and other third parties;

     - difficulties in hiring and retaining skilled personnel necessary to support our business;

     - complexities in integrating acquired businesses and personnel;

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

     Our assessments will not reveal all existing or potential problems, nor will they permit us to become familiar enough with the properties to evaluate fully their deficiencies and capabilities. In the course of our due diligence, we may not inspect every well, platform or pipeline. We cannot necessarily observe structural and environmental problems, such as pipeline corrosion or groundwater contamination, when an inspection is conducted. We may not be able to obtain contractual indemnities from the seller for liabilities that it created. We may be required to assume the risk of the physical condition of the properties in addition to the risk that the properties may not perform in accordance with our expectations.

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

  CONTROL BY PRINCIPAL STOCKHOLDER

     Our principal stockholder, Evercore Capital Partners L.P., together with its affiliates ("Evercore"), beneficially owns approximately 34% of our outstanding shares of common stock and Evercore is entitled to nominate four of our nine directors. Evercore's approval is required to take a number of corporate actions, including making acquisitions, selling assets, adopting or amending capital and operating budgets, incurring indebtedness, increasing compensation, issuing our stock, declaring dividends, engaging in hedging transactions and entering joint ventures. As a result, Evercore is in a position to control or influence substantially the manner in which our business is operated and the outcome of stockholder votes on the election of directors and other matters.

  AVAILABILITY AND COSTS OF RESOURCES

     All of our operations are on the Gulf of Mexico Shelf. Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations, which could have a material adverse effect on our business, financial condition or results of operations. Periodically, drilling activity in the Gulf of Mexico has increased, and we have experienced increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in the Gulf of Mexico also decreases the availability of offshore rigs. We cannot offer assurance that costs will not increase again or that necessary equipment and services will be available to us at economical prices.

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

     The existence of some provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. The provisions in our certificate of incorporation and bylaws that could delay or prevent an unsolicited change in control of our company include:

     - the board of directors' ability to issue shares of preferred stock and determine the terms of the preferred stock without approval of common stockholders; and

     - a prohibition on the right of stockholders to call meetings and a limitation on the right of stockholders to act by written consent and to present proposals or make nominations at stockholder meetings.

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

     The Gulf of Mexico Shelf area is highly competitive, and our success there will depend largely on our ability to attract and retain experienced geoscientists and other professional staff.

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

SIGNIFICANT CUSTOMERS

     We market substantially all of the oil and natural gas from properties we operate and from properties others operate where our interest is significant. A majority of oil production from the East Bay field is sold under a contract with Shell Trading (US) Company ("Shell") expiring December 2003, and Evergreen thereafter unless either party cancels the contract. Our oil, condensate and natural gas production is sold to a variety of purchasers, typically at market-sensitive prices. Our purchasers of oil and condensate include ChevronTexaco and Shell. Currently, our most significant purchaser of our natural gas production is Duke Energy Trading and Marketing, L.L.C. ("Duke"). We believe that the prices for liquids and natural gas are comparable to market prices in the areas where we have production. We also have a natural gas processing arrangement for our production at our Bay Marchand and East Bay fields with Dynegy Midstream Services, L.P. Of our total oil and natural gas revenues in 2002, Shell accounted for approximately 41 percent, Duke 27 percent and ChevronTexaco 11 percent.

     Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operation although a temporary disruption in production revenues could occur.

EMPLOYEES

     As of December 31, 2002, we had 132 full-time employees, including 47 geoscientists, engineers and technicians and 57 field personnel. Our employees are not represented by any labor union. We consider relations with our employees to be satisfactory and we have never experienced a work stoppage or strike.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we are a defendant in various legal proceedings. We do not expect our exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers:

              NAME                 AGE                         POSITION
              ----                 ---                         --------
Richard A. Bachmann..............  58    Chairman, President and Chief Executive Officer
Gary L. Hall.....................  53    Vice Chairman
Suzanne V. Baer..................  55    Executive Vice President and Chief Financial Officer
Clinton W. Coldren...............  47    Executive Vice President and Chief Operating Officer
John H. Peper....................  50    Executive Vice President, General Counsel and
                                           Corporate Secretary
Bruce R. Sidner..................  53    Executive Vice President of Exploration

     Richard A. Bachmann has been president and chief executive officer and chairman of the board of directors since our incorporation in January 1998. Mr. Bachmann began organizing our company in February 1997. From 1995 to January 1997, he served as director, president and chief operating officer of LL&E, an independent oil and gas exploration company. From 1982 to 1995, Mr. Bachmann held various positions with LL&E, including director, executive vice president, chief financial officer and senior vice president of finance and administration. From 1978 to 1981, Mr. Bachmann was treasurer of Itel Corporation. Prior to 1978, Mr. Bachmann served with Exxon International, Esso Central America, Esso InterAmerica and Standard Oil of New Jersey. He is also a director of Superior Energy Services, Inc.

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

     Suzanne V. Baer joined us in April 2000 as vice president and chief financial officer and was promoted to executive vice president in May 2001. Ms. Baer has 33 years of financial management, investor relations and treasury experience in the energy industry. From July 1998 until March 2000, Ms. Baer had been vice president and treasurer of Burlington Resources Inc. and, from October 1997 to July 1998, was vice president and assistant treasurer of Burlington Resources. Prior to the merger of LL&E with Burlington Resources in 1997, Ms. Baer was vice president and treasurer of LL&E since 1995.

     Clinton W. Coldren joined us in March 1998 as vice president overseeing various operating activities and was promoted to executive vice president and chief operating officer in May 2001. Mr. Coldren has 26 years experience in the energy industry. Immediately prior to joining us, Mr. Coldren operated a small, family-owned project management company, Cenergy Corporation, since 1992. Mr. Coldren managed drilling and completion operations for Consolidated Natural Gas Company and participated in the establishment of Gulf Oil's Drilling Technology Center. He began his career as a field production engineer, focused on domestic operating bases, specifically the Louisiana and Texas Gulf Coast.

     John H. Peper joined us in January 2002, following the closing of the HHOC acquisition, as executive vice president, general counsel and corporate secretary. Prior to joining us, Mr. Peper had been senior vice president, general counsel and secretary of HHOC since February 1993. Mr. Peper also served as a director of HHOC since October 1991. For more than five years prior to joining HHOC, Mr. Peper was a partner in the law firm of Jackson Walker, L.L.P., where he continued to serve in an of counsel capacity through 2001.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "EPL." The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by the New York Stock Exchange.

                                                              HIGH    LOW
                                                              -----   ----
2001
  First Quarter.............................................  13.63   9.25
  Second Quarter............................................  14.00   9.00
  Third Quarter.............................................  13.98   6.60
  Fourth Quarter............................................   8.60   5.60
2002
  First Quarter.............................................   8.63   5.90
  Second Quarter............................................   9.30   6.51
  Third Quarter.............................................   9.00   6.40
  Fourth Quarter............................................  11.80   7.70
2003
  First Quarter (through February 28, 2003).................  11.60   9.70

     On February 28, 2003, the last reported sale price of our common stock on the New York Stock Exchange was $10.80 per share.

     As of February 28, 2003, there were approximately 158 holders of record of our common stock.

     We have not paid any cash dividends in the past on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain earnings for the future operation and development of our business. Any future cash dividends to holders of common stock would depend on future earnings, capital requirements, our financial condition and other factors determined by our board of directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table shows selected consolidated financial data derived from our consolidated financial statements which are set forth in Item 8 of this Report. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report.

                                                                                   JANUARY 29, 1998
                                              YEARS ENDED DECEMBER 31,              (INCEPTION) TO
                                     -------------------------------------------     DECEMBER 31,
                                       2002       2001        2000        1999           1998
                                     --------   ---------   ---------   --------   ----------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue..........................  $134,031   $ 146,201   $ 103,236   $  9,509       $  1,966
  Income (loss) from
     operations(1).................    (6,357)     20,624      (8,721)      (835)          (311)
  Net income (loss)................  $ (8,799)  $  11,974   $ (18,684)  $ (2,284)      $   (705)
                                     ========   =========   =========   ========       ========
  Net income (loss) available to
     common stockholders(2)........  $(12,129)  $  11,974   $ (25,387)  $ (3,120)      $   (705)
                                     ========   =========   =========   ========       ========
  Basic net income (loss) per
     common share..................  $  (0.44)  $    0.45   $   (2.27)  $  (0.22)      $  (0.09)
                                     ========   =========   =========   ========       ========
  Diluted net income (loss) per
     common share..................  $  (0.44)  $    0.44   $   (2.27)  $  (0.22)      $  (0.09)
                                     ========   =========   =========   ========       ========
Cash flows provided by (used in):
  Operating activities.............  $ 25,417   $  91,847   $  50,703   $ (4,594)      $  8,044
  Investing activities.............   (54,380)   (121,067)   (130,378)   (19,233)       (27,081)
  Financing activities.............    29,079      25,871      60,742     45,457         19,689

                                                            AS OF DECEMBER 31,
                                            --------------------------------------------------
                                              2002       2001       2000      1999      1998
                                            --------   --------   --------   -------   -------
                                                              (IN THOUSANDS)
Balance Sheet Data:
  Total assets............................  $384,220   $242,777   $208,149   $69,276   $40,015
  Long-term debt, excluding current
     maturities...........................   103,687     25,408        100    10,150    20,000
  Mandatorily redeemable preferred
     stock................................        --         --         --    56,475        --
  Stockholders' equity....................   191,922    164,867    150,591    (3,815)     (694)

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

(2) Net loss available to common stockholders is computed by subtracting preferred stock dividends and accretion of discount of $3.3 million from net loss for the year ended December 31, 2002 and by subtracting preferred stock dividends and accretion of issuance costs of $6.7 million and $0.8 million for the years ended December 31, 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are an independent oil and natural gas exploration and production company, incorporated in January 1998, with operations concentrated in the shallow to moderate depth waters of the Gulf of Mexico Shelf.

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

     On March 31, 2000, we acquired the 80% working interest in South Timbalier 26 that we did not previously own and subsequently, on April 20, 2000, sold 50% of our working interest in South Timbalier 26. On March 31, 2000, we closed the purchase of an average 96.1% working interest in the East Bay field and in September 2000, we closed the acquisition of a 14.5% working interest in South Timbalier 22, 23 and 27.

     On January 15, 2002, we acquired HHOC for consideration of $88.3 million and the assumption of HHOC's working capital deficit. The consideration included the issuance of $38.4 million of 11% Senior Subordinated Notes due 2009. We also issued Series D Exchangeable Convertible Preferred Stock with a fair value at the issue date of $34.7 million ($38.4 million face amount) with an effective dividend rate of 10%. The acquisition moved our operations to a more balanced oil and natural gas reserves and production profile and reduced our production exposure to any particular field. Through the acquisition we added 59.1 Bcfe of proved reserves in January 2002, 98% of which were natural gas. The acquisition also included 10 producing properties and 12 offshore exploratory blocks.

     We have included the results of operations from the East Bay and South Timbalier 26 acquisitions from the closing date of March 31, 2000, the South Timbalier 22, 23 and 27 from the closing date of September 7, 2000 and the HHOC acquisition from the closing date of January 15, 2002. These acquisitions have significantly affected our results of operations and production growth.

     For the foregoing reasons, the East Bay, South Timbalier 26, South Timbalier 22, 23 and 27 and HHOC acquisitions will affect the comparability of our historical results of operations with results of operations from year to year.

     On November 1, 2000, we consummated our initial public offering of 5.75 million shares of common stock. After payment of underwriting discounts and commissions, we received net proceeds of $80.2 million on November 7, 2000. With the proceeds, we retired outstanding debt of $73.9 million and paid approximately $5.1 million to redeem outstanding Series C Preferred Stock.

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

RESULTS OF OPERATIONS

     The following table presents information about our oil and natural gas operations.

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Net production (per day):
  Oil (Bbls).........................................     8,148     10,358      7,622
  Natural gas (Mcf)..................................    54,150     34,562     15,781
     Total (Boe).....................................    17,173     16,118     10,252
Oil & gas revenues (in thousands):
  Oil................................................  $ 70,311   $ 88,633   $ 72,141
  Natural Gas........................................    63,835     55,511     28,751
     Total...........................................   134,146    144,144    100,892
Average sales prices(1):
  Oil (per Bbl)......................................  $  23.64   $  23.44   $  25.86
  Natural gas (per Mcf)..............................      3.23       4.40       4.98
     Total (per Boe).................................     21.40      24.50      26.89
Average costs (per Boe):
  Lease operating expense............................  $   5.49   $   6.21   $   6.46
  Taxes, other than on earnings......................      1.05       1.22       1.69
  Depreciation, depletion and amortization...........     10.29       7.97       6.82

---------------

(1) Net of the effect of hedging transactions.

  PRODUCTION

     Crude Oil and Condensate. Our net oil production for 2002 decreased to 8,148 Bbls per day from 10,358 Bbls per day in 2001. The decrease is the result of fewer workovers/recompletions on oil wells in 2002 combined with the impact of tropical weather in the Gulf of Mexico and natural reservoir declines.

     Our net oil production for 2001 increased to 10,358 Bbls per day from 7,622 Bbls per day in 2000. The increase was the result of 33 successful oil well operations, which commenced production in 2001 combined with a full year of production from the acquisitions we made in 2000, and was partially offset by natural declines from other producing wells.

     Natural Gas. Our net natural gas production for 2002 increased to 54,150 Mcf per day from 34,562 Mcf per day in 2001. The increase is the result of natural gas volumes added in the acquisition of HHOC combined with new production from natural gas wells completed during the year and was partially offset by tropical weather in the Gulf of Mexico and natural reservoir declines.

     Our net natural gas production for 2001 increased to 34,562 Mcf per day from 15,781 Mcf per day in 2000. The increase was the result of 43 successful natural gas well operations which commenced production in 2001 combined with a full year of production from the acquisitions we made in 2000, and was partially offset by natural declines from other producing wells.

  REALIZED PRICES

     Crude Oil and Condensate. Our average realized oil price in 2002 was $23.64 per Bbl, consistent with the average realized price of $23.44 per Bbl in 2001. Hedging activities in 2002 reduced oil price realizations by $0.51 per Bbl or 2% from the $24.15 per Bbl that would have otherwise been received. In 2001, hedging activities reduced oil price realizations by $1.10 per Bbl or 4% from the $24.54 per Bbl that would have otherwise been received.

     Our average realized oil price in 2001 was $23.44 per Bbl, a decrease of 9% from an average realized price of $25.86 per Bbl in 2000. Hedging activities in 2001 reduced oil price realizations by $1.10 per Bbl or 4% from the $24.54 per Bbl that would have otherwise been received. In 2000, hedging activities reduced oil price realizations by $3.80 per Bbl or 13% from the $29.66 per Bbl that would have otherwise been received.

     Natural Gas. Our average realized natural gas price in 2002 was $3.23 per Mcf, a significant decrease of 27% from an average realized price of $4.40 per Mcf in 2001. Hedging activities in 2002 reduced natural gas realizations by $0.18 per Mcf from the $3.41 per Mcf that would have otherwise been received. Hedging activities in 2001 increased natural gas realizations by $0.05 per Mcf from the $4.35 per Mcf that would have otherwise been received.

     Our average realized natural gas price in 2001 was $4.40 per Mcf, a decrease of 12% from an average realized price of $4.98 per Mcf in 2000. Hedging activities in 2001 increased natural gas realizations by $0.05 per Mcf from the $4.35 per Mcf that would have otherwise been received. We did not have hedging positions for natural gas related to 2000 production.

  REVENUES AND NET INCOME

     Our oil and natural gas revenues decreased to $134.1 million in 2002 from $144.1 million in 2001. Although production volumes increased 7% on a barrel of oil equivalent basis, the 27% decline in natural gas price realizations more than offset this benefit and resulted in lower revenues.

     Our oil and natural gas revenues increased to $144.1 million in 2001 from $100.9 million in 2000. The increase in revenues was primarily due to higher production volumes reflecting a full year of production from the acquisitions in 2000 combined with current year drilling activities. The impact of these increases was partially offset by lower commodity prices.

     We recognized a net loss of $8.8 million in 2002 compared to net income of $12.0 million in 2001. The decrease in net income was primarily due to the decrease in oil and natural gas revenues previously discussed, combined with higher depletion, depreciation and amortization expense incurred primarily as a result of the HHOC acquisition. We recognized net income of $12.0 million in 2001 compared to a loss of $18.7 million in 2000. The following items had a significant impact on our net income or loss in 2002, 2001 and 2000 and effect the comparability of the results of operations for those years:

     - In March 2002, in connection with management's plan to reduce costs and effectively combine the operations of HHOC with ours, we executed a severance plan and recorded an expense of $1.2 million.

     - In December 2001, we purchased a financially-settled put swaption (the "put swaption"), which provided us with a financially-settled natural gas swap at $2.95 per Mmbtu for 30,000 Mmbtu per day for the period from February 2002 through January 2003. The put swaption also provided us the option to cancel the swap on January 15, 2002. In the fourth quarter of 2001, we recognized an expense of $1.9 million, related to the change in time value of the option portion of the contract compared to $0.5 million expensed in January 2002 related to the remaining change in time value. This expense is classified as other revenue in the consolidated statements of operations in 2002 and 2001.

     - We recorded business interruption income of $3.5 million in 2001 compared to $1.8 million in 2000 as a result of the rupture of a high-pressure natural gas transfer line at our East Bay field. The rupture occurred in November 2000 and the transfer line was restored to service in February 2001. This income is classified as other revenue in the consolidated statements of operations in 2001 and 2000.

     - The net loss in 2000 is attributed to one-time non-cash stock compensation charges related to the initial public offering. We recognized charges of $38.2 million related to the release to management and director stockholders of shares placed in escrow in 1999 and $2.1 million related to bonus shares awarded to employees. After tax, these charges totaled $39.5 million. Although these charges reduced our net income, they increased paid-in-capital and thus did not result in a net reduction of total stockholders' equity. Excluding the effect of the charges, we had net income of $20.8 million in 2000.

  OPERATING EXPENSES

     Operating expenses were impacted by the following:

     - Lease operating expense decreased $2.1 million to $34.4 million in 2002. The decrease is attributable to the concerted effort to reduce operating costs, primarily at our East Bay field, which more than offset additional costs from the HHOC properties.

       Lease operating expense increased $12.3 million to $36.5 million in 2001. The increase was primarily attributable to a full year of operations from the acquisitions we made in 2000.

     - Taxes, other than on earnings decreased $0.6 million to $6.6 million in 2002. This reduction was due to the decrease in the production volumes and prices received for our oil production on state leases subject to Louisiana severance taxes.

       Taxes, other than on earnings increased $0.9 million to $7.2 million in 2001. The increase in production taxes are primarily attributable to a full year of production from the acquisition of the East Bay field where a portion of the production is subject to Louisiana severance taxes and property taxes.

     - Exploration expenditures decreased $4.4 million to $10.7 million in 2002. The expense in 2002 is primarily the result of an increase in seismic expenditures and delay rentals to $4.8 million and a decrease in dry hole charges to $5.9 million as a result of exploratory wells drilled during the year, which were found to be not commercially productive.

       Exploration expenditures increased $13.4 million to $15.1 million in 2001. The expense in 2001 is primarily the result of seismic expenditures and delay rentals of $1.5 million and dry hole charges of $13.6 million as a result of our increased exploration program in 2001.

     - Depreciation, depletion and amortization increased $17.6 million to $64.5 million in 2002. The increase was due to the increased depreciable asset base resulting from the acquisition of HHOC and drilling activities subsequent to December 31, 2001, increased production volumes, amortization of unproved leases awarded at the March 2002 lease sale and acquired with HHOC and downward reserve revisions due to prices at December 31, 2001. This expense includes $6.8 million for the accrual of abandonment liabilities as compared to $8.1 million in 2001.

       Depreciation, depletion and amortization increased $21.3 million to $46.9 million in 2001. This expense includes $8.1 million for the accrual of abandonment liabilities compared to $5.8 million in 2000. The overall increase was primarily due to increased production volumes and an increased depreciable asset base resulting primarily from development activities.

     - Other general and administrative expenses increased $4.3 million to $22.5 million in 2002. The increase was primarily due to a litigation settlement ($2.0 million), increased insurance costs ($0.9 million), increased rent and other office costs ($1.0 million) and other costs associated with the combination of HHOC's operations with ours primarily in the first quarter of 2002 as we assimilated HHOC.

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

     - Non-cash stock-based compensation expense of $0.5 million was recognized in 2002, a decrease of $1.2 million from 2001. This expense relates to restricted stock and stock option grants made to employees.

       Non-cash stock-based compensation expense of $1.7 million was recognized in 2001, a decrease of $1.1 million from 2000. This expense relates to restricted stock and stock option grants made to employees.

  OTHER INCOME AND EXPENSE

     Interest. Interest expense increased $5.1 million to $7.0 million in 2002. The increase was a result of increased borrowings under our bank facility and the issuance of the Notes on January 15, 2002 related to the acquisition of HHOC.

     Interest expense decreased $5.5 million to $1.9 million in 2001. The decrease is a result of lower interest rates and the repayment of borrowings under our bank credit facility, which had been drawn for the acquisitions completed on March 31, 2000.

     Gain on Sale of Oil and Gas Assets. On April 20, 2000, we sold 50% of our working interest in the South Timbalier 26 field, resulting in a gain of approximately $7.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     The decline in revenues we experienced in 2002 in combination with the assumption of HHOC's working capital deficit significantly reduced our cash flows from operations during 2002. Cash flows from operating activities totaled $25.4 million in 2002. Our future cash flows from operations before changes in working capital will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices of oil and natural gas.

     Net cash of $54.4 million used in investing activities in 2002 primarily included the $10.7 million of cash paid in conjunction with the acquisition of HHOC, which is net of $1.9 million in cash received, oil and natural gas property capital and exploration expenditures of $43.0 million and lease acquisitions of $1.9 million. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During 2002, we completed 17 drilling projects and 27 recompletion/workover projects, 34 of which were successful. During 2001, we completed 22 drilling projects and 66 recompletion/workover projects, 76 of which were successful.

     We financed the amount by which our capital expenditures exceeded cash flows from operations by increasing our borrowings against our bank credit facility. Our bank credit facility, as amended on November 1, 2002, consists of a revolving line of credit with a group of banks available through March 30, 2005 (the "bank facility"). The bank facility currently has a borrowing base of $100 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank facility permits both prime rate based borrowings and London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank facility is secured by substantially all of our assets. The bank facility contains customary events of default and requires that we satisfy various financial covenants. At February 28, 2003, we had $80 million outstanding and $20 million of credit capacity available under the bank facility. Also included in long-term debt in the consolidated balance sheet is $38.4 million of the Notes, which are due January 2009.

     We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that cash flows from operations before changes in working capital will be sufficient to meet our capital requirements for at least the next twelve months and reduce borrowings under our bank facility to levels in effect at year end 2002. Availability under the bank facility will be used to balance short-term fluctuations in working capital requirements. However, additional financing may be required in the future to fund our growth.

     Our 2003 capital expenditure budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate and higher risk exploratory activities on undeveloped leases. We currently intend to allocate approximately 65% of our budget on an annual basis on low risk development and exploitation activities, approximately 25% to moderate risk exploration opportunities and approximately 10% to higher risk, higher potential exploration opportunities. Our capital expenditure budget for 2003 is currently approximately $90 million. The level of our capital expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2003 capital expenditures.

LONG-TERM DEBT AND LEASE OBLIGATIONS

     The following summarizes our obligations under long-term debt and operating lease obligations as of December 31, 2002:

                                                      PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------
                                       TOTAL     1 YEAR   2-3 YEARS   4-5 YEARS   THEREAFTER
                                      --------   ------   ---------   ---------   ----------
                                                          (IN THOUSANDS)
Long-term debt......................  $103,779   $   92    $65,207     $  109      $38,371
Operating leases....................    17,465    2,339      4,846      4,830        5,450
                                      --------   ------    -------     ------      -------
                                      $121,244   $2,431    $70,053     $4,939      $43,821
                                      ========   ======    =======     ======      =======

HEDGING ACTIVITIES

     We enter into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. We also distribute our hedging transactions to a variety of financial institutions to reduce our exposure to counterparty credit risk. Our hedging program uses financially-settled crude oil and natural gas swaps, zero-cost collars and a combination of options used to provide floor prices with varying upside price participation. Our hedges are benchmarked to the New York Mercantile Exchange ("NYMEX") West Texas Intermediate crude oil contract and Henry Hub natural gas contracts. With a financially-settled swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price of the collar. In some hedges, we have modified our collar to provide full upside participation after a limited non-participation range. We had the following contracts as of December 31, 2002:

                                   NATURAL GAS POSITIONS
-------------------------------------------------------------------------------------------
                                                                           VOLUME (MMBTU)
                                                                         ------------------
REMAINING CONTRACT TERM         CONTRACT TYPE   STRIKE PRICE ($/MMBTU)   DAILY      TOTAL
-----------------------         -------------   ----------------------   ------   ---------
01/03.........................  Swap                             $2.95   30,000     930,000
02/03 - 01/04.................  Collar                     $3.50/$5.40   10,000   3,650,000
02/03 - 01/04.................  Collar                     $3.50/$5.25   10,000   3,650,000

                                     CRUDE OIL POSITIONS
----------------------------------------------------------------------------------------------
                                                                              VOLUME (BBLS)
                                                                            ------------------
REMAINING CONTRACT TERM            CONTRACT TYPE    STRIKE PRICE ($/BBL)    DAILY      TOTAL
-----------------------            -------------    --------------------    ------   ---------
01/03 - 12/03....................  Swap                          $26.36      2,000     730,000

     Subsequent to December 31, 2002 we entered into the following contracts:

                                    NATURAL GAS POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (MMBTU)
                                                                           ------------------
REMAINING CONTRACT TERM        CONTRACT TYPE      STRIKE PRICE ($/MMBTU)   DAILY      TOTAL
-----------------------        -------------      ----------------------   ------   ---------
03/03 - 06/03............          Swap                         $5.16      10,000   1,220,000
04/03 - 06/03............   Combination options     $4.67/$6.06/$6.16      15,000   1,365,000
02/04 - 12/04............         Collar                  $3.50/$8.00      10,000   3,350,000

                                     CRUDE OIL POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (BBLS)
                                                                           ------------------
REMAINING CONTRACT TERM        CONTRACT TYPE       STRIKE PRICE ($/BBL)    DAILY      TOTAL
-----------------------        -------------       --------------------    ------   ---------
01/03 - 12/03............          Swap                        $27.25       1,000     365,000
02/03 - 06/03............          Swap                        $30.72       1,000     150,000

     On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133 ("Statement 133"), as amended, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by Statement 133, is charged currently to earnings.

     Our hedged volume as of December 31, 2002 approximated 26% of our estimated production from proved reserves through the balance of the terms of the contracts.

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

     - Successful efforts method -- We utilize the successful efforts method to account for exploration and development expenditures. Successful exploratory drilling costs and all development capital expenditures are capitalized and systematically charged to expense using the units of production method based on proved developed oil and natural gas reserves as estimated by our internal engineers and independent petroleum engineers. We also use proved developed reserves to recognize expense for future estimated dismantlement and abandonment costs. Although the engineers are knowledgeable of and follow the guidelines for reserves as established by the U.S. Securities and Exchange Commission, the estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are, therefore, often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depreciation rates utilized by us. We cannot predict the types of reserve revisions that will be required in future periods.

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

     - Derivative instruments and hedging activities -- We enter into hedging transactions for our oil and natural gas production to reduce our exposure to fluctuations in the price of oil and natural gas. Our hedging transactions have to date consisted primarily of financially-settled swaps and zero-cost collars and combination options with major financial institutions. We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. Under the provisions of Statement 133, we are required to record our derivative instruments at fair market value as either assets or liabilities in our consolidated balance sheet. The fair value recorded is an estimate based on future commodity prices available at the time of the calculation. The fair market value could differ from actual settlements if the other party to the contract defaults on its obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

NEW ACCOUNTING POLICIES

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement 143, Accounting for Asset Retirement Obligations ("Statement 143"). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. We will adopt Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We currently record estimated costs of dismantlement, removal, site restoration and similar activities as part of our depreciation, depletion and amortization for oil and gas properties and record a separate liability for such amounts in other liabilities. The effect of Statement 143 on our results of operations and financial condition at adoption is expected to include a net increase in long-term liabilities of $14.2 million; an increase in net property, plant and equipment of $17.8 million; a cumulative effect of adoption income of $2.3 million net of deferred income taxes and a deferred tax liability of $1.3 million. Subsequent to adoption, we do not expect this standard to have a material impact on our financial position or our results of operations.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. We do not currently have guarantees that require disclosure. We will adopt the measurement provisions of this statement in the first quarter of 2003 and the adoption is not expected to have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. We are currently assessing the impact of the transition options presented in Statement 148 and adoption of the disclosure provisions required by Statement 148 are included in this Report on Form 10-K.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a company to consolidated a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as a entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 is not currently expected to have an effect on our financial position or results of operations when adopted.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2002, $65 million of our long-term debt had variable interest rates, while the remaining long-term debt had fixed interest rates. If market interest rates average 1% higher or lower in 2003 than in 2002, interest expense on variable rate debt would increase (decrease), and loss before income taxes would increase (decrease) by approximately $0.7 million based on the total variable rate debt outstanding at December 31, 2002.

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

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of December 31, 2002, we had the following contracts in place:

NATURAL GAS POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (MMBTU)
                                                                           ------------------
REMAINING CONTRACT TERM        CONTRACT TYPE      STRIKE PRICE ($/MMBTU)   DAILY      TOTAL
-----------------------        -------------      ----------------------   ------   ---------
01/03.....................         Swap                         $2.95      30,000    930,000
02/03 - 01/04.............        Collar                  $3.50/$5.40      10,000   3,650,000
02/03 - 01/04.............        Collar                  $3.50/$5.25      10,000   3,650,000

CRUDE OIL POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (BBLS)
                                                                           ------------------
REMAINING CONTRACT TERM        CONTRACT TYPE        STRIKE PRICE ($/BBL)   DAILY      TOTAL
-----------------------        -------------        --------------------   ------   ---------
01/03 - 12/03.............         Swap                        $26.36      2,000    730,000

        Subsequent to December 31, 2002 we entered into the following contracts:

NATURAL GAS POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (MMBTU)
                                                                           ------------------
REMAINING CONTRACT TERM        CONTRACT TYPE      STRIKE PRICE ($/MMBTU)   DAILY      TOTAL
-----------------------        -------------      ----------------------   ------   ---------
03/03 - 06/03.............         Swap                         $5.16      10,000   1,220,000
04/03 - 06/03.............  Combination options     $4.67/$6.06/$6.16      15,000   1,365,000
02/04 - 12/04.............        Collar                  $3.50/$8.00      10,000   3,350,000

                                     CRUDE OIL POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (BBLS)
                                                                           ------------------
 REMAINING CONTRACT TERM       CONTRACT TYPE        STRIKE PRICE ($/BBL)   DAILY      TOTAL
 -----------------------       -------------        --------------------   ------   ---------
01/03 - 12/03.............         Swap                        $27.25      1,000    365,000
02/03 - 06/03.............         Swap                        $30.72      1,000    150,000

     Our hedged volume as of December 31, 2002 approximated 26% of our estimated production from proved reserves through the balance of the terms of the contracts. Had these contracts been terminated at December 31, 2002, we estimate the loss would have been $3.4 million.

     We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on fair value of our derivative instruments. At December 31, 2002, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price was a $4.1 million increase in the combined estimated loss.

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

     "Bcf" One billion cubic feet.

     "Bcfe" One billion cubic feet equivalent, with one barrel of oil being equivalent to six thousand cubic feet of natural gas.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Energy Partners, Ltd.:

     We have audited the accompanying consolidated balance sheets of Energy Partners, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Partners, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                          KPMG LLP

New Orleans, Louisiana
February 3, 2003

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2002        2001
                                                              ---------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $     116   $     --
  Trade accounts receivable -- net of allowance for doubtful
     accounts of $1,351 in 2002 and $272 in 2001............     25,824     13,753
  Deferred tax asset........................................      1,221         --
  Fair value of commodity derivative instruments............         --      2,047
  Prepaid expenses..........................................      1,868      1,459
                                                              ---------   --------
       Total current assets.................................     29,029     17,259
Property and equipment, at cost under the successful efforts
  method of accounting for oil and gas properties...........    471,840    287,192
Less accumulated depreciation, depletion and amortization...   (121,034)   (63,330)
                                                              ---------   --------
       Net property and equipment...........................    350,806    223,862
Other assets................................................      3,463        363
Deferred financing costs -- net of accumulated amortization
  of $2,365 in 2002 and $1,995 in 2001......................        922      1,293
                                                              ---------   --------
                                                              $ 384,220   $242,777
                                                              =========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $   8,869   $ 10,404
  Accrued expenses..........................................     43,533     10,985
  Fair value of commodity derivative instruments............      3,392         --
  Current maturities of long-term debt......................         92         85
                                                              ---------   --------
       Total current liabilities............................     55,886     21,474
Long-term debt..............................................    103,687     25,408
Deferred income taxes.......................................      9,033     16,782
Other.......................................................     23,692     14,246
                                                              ---------   --------
                                                                192,298     77,910
Stockholders' equity:
  Preferred stock, $1 par value, authorized 1,700,000
     shares; 382,261 issued and outstanding; aggregate
     liquidation value $38,226,100..........................     35,359         --
  Common stock, par value $0.01 per share. Authorized
     50,000,000 shares; issued and outstanding:
     2002 -- 27,550,466 shares; 2001 -- 26,870,757 shares...        276        269
  Additional paid-in capital................................    187,965    180,995
  Accumulated other comprehensive income (loss).............     (2,171)       981
  Accumulated deficit.......................................    (29,507)   (17,378)
                                                              ---------   --------
       Total stockholders' equity...........................    191,922    164,867
  Commitments and contingencies.............................
                                                              ---------   --------
                                                              $ 384,220   $242,777
                                                              =========   ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2002       2001       2000
                                                              --------   --------   --------
Revenue:
  Oil and natural gas.......................................  $134,146   $144,144   $100,892
  Other.....................................................      (115)     2,057      2,344
                                                              --------   --------   --------
                                                               134,031    146,201    103,236
                                                              --------   --------   --------
Costs and expenses:
  Lease operating...........................................    34,400     36,543     24,241
  Taxes, other than on earnings.............................     6,572      7,190      6,327
  Exploration expenditures and dry hole costs...............    10,735     15,141      1,703
  Depreciation, depletion and amortization..................    64,513     46,870     25,595
  General and administrative:
     Stock-based compensation...............................       453      1,651      2,757
     Severance costs........................................     1,211         --         --
     Other general and administrative.......................    22,504     18,182     11,058
     Stock-based compensation related to public offering....        --         --     40,276
                                                              --------   --------   --------
          Total costs and expenses..........................   140,388    125,577    111,957
                                                              --------   --------   --------
Income (loss) from operations...............................    (6,357)    20,624     (8,721)
                                                              --------   --------   --------
Other income (expense):
  Interest income...........................................       107        329        596
  Interest expense..........................................    (6,988)    (1,916)    (7,438)
  Gain (loss) on sale of oil and gas assets.................      (243)        39      7,781
                                                              --------   --------   --------
                                                                (7,124)    (1,548)       939
                                                              --------   --------   --------
          Income (loss) before income taxes.................   (13,481)    19,076     (7,782)
Income taxes................................................     4,682     (7,102)   (10,902)
                                                              --------   --------   --------
          Net income (loss).................................    (8,799)    11,974    (18,684)
Less dividends earned on preferred stock and accretion of
  discount and issuance costs...............................    (3,330)        --     (6,703)
                                                              --------   --------   --------
          Net income (loss) available to common
            stockholders....................................  $(12,129)  $ 11,974   $(25,387)
                                                              ========   ========   ========
Basic earnings (loss) per share.............................  $  (0.44)  $   0.45   $  (2.27)
                                                              ========   ========   ========
Diluted earnings (loss) per share...........................  $  (0.44)  $   0.44   $  (2.27)
                                                              ========   ========   ========
Weighted average common shares used in computing income
  (loss) per share:
  Basic.....................................................    27,467     26,865     11,160
                                                              ========   ========   ========
  Diluted...................................................    27,467     26,920     11,160
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                        ACCUMULATED
                                PREFERRED               COMMON            ADDITIONAL       OTHER
                                  STOCK     PREFERRED   STOCK    COMMON    PAID-IN     COMPREHENSIVE   ACCUMULATED
                                 SHARES       STOCK     SHARES   STOCK     CAPITAL        INCOME         DEFICIT      TOTAL
                                ---------   ---------   ------   ------   ----------   -------------   -----------   --------
Balance at December 31,
  1999........................        --     $    --    11,768   $ 118     $     32       $    --       $ (3,965)    $ (3,815)
Dividends earned on preferred
  stock.......................        --          --       --       --           --            --         (6,340)      (6,340)
Accretion of preferred stock
  issuance costs..............        --          --       --       --           --            --           (363)        (363)
Stock issued for cash.........        --          --    5,750       58       78,623            --             --       78,681
Conversion of preferred
  stock.......................        --          --    9,388       94       57,985            --             --       58,079
Stock-based compensation......        --          --      113        1        2,756            --             --        2,757
                                ---------    -------    ------   ------    --------       -------       --------     --------
Stock-based compensation
  related to public
  offering....................        --          --      140        1       40,275            --             --       40,276
Shares cancelled..............        --          --     (759)      (8)           8            --             --           --
Net loss......................        --          --       --       --           --            --        (18,684)     (18,684)
                                ---------    -------    ------   ------    --------       -------       --------     --------
Balance at December 31,
  2000........................        --          --    26,400     264      179,679            --        (29,352)     150,591
Stock-based compensation......        --          --       --       --        1,651            --             --        1,651
Exercise of warrants..........        --          --      466        5           --            --             --            5
Common stock issued...........        --          --        5       --           --            --             --           --
Comprehensive income:
  Net income..................        --          --       --       --           --            --         11,974       11,974
  Fair value of commodity
    derivative instruments....        --          --       --       --           --           981             --          981
                                                                                                                     --------
    Comprehensive income......                                                                                         12,955
                                                                                                                     --------
Other.........................        --          --       --       --         (335)           --             --         (335)
                                ---------    -------    ------   ------    --------       -------       --------     --------
Balance at December 31,
  2001........................        --          --    26,871     269      180,995           981        (17,378)     164,867
Effect of Hall-Houston
  acquisition.................       384      34,746      575        6        6,235            --             --       40,987
Stock-based compensation......        --          --       93        1          618            --             --          619
Shares cancelled..............        --          --      (23)      --         (167)           --             --         (167)
Conversion of preferred
  stock.......................        (2)       (145)      17       --          145            --             --           --
Common stock issued to 401(k)
  plan........................        --          --        9       --           84            --             --           84
Dividends on preferred
  stock.......................        --          --       --       --           --            --         (2,572)      (2,572)
Accretion of discount on
  preferred stock.............        --         758       --       --           --            --           (758)          --
Comprehensive loss:
  Net loss....................        --          --       --       --           --            --         (8,799)      (8,799)
  Fair value of commodity
    derivative instruments....        --          --       --       --           --        (3,152)            --       (3,152)
                                                                                                                     --------
    Comprehensive loss........                                                                                        (11,951)
                                                                                                                     --------
Other.........................        --          --        8       --           55            --             --           55
                                ---------    -------    ------   ------    --------       -------       --------     --------
Balance at December 31,
  2002........................       382     $35,359    27,550   $ 276     $187,965       $(2,171)      $(29,507)    $191,922
                                =========    =======    ======   ======    ========       =======       ========     ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                2002       2001        2000
                                                              --------   ---------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ (8,799)  $  11,974   $ (18,684)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation, depletion and amortization...............    64,513      46,870      25,595
     (Gain) loss on sale of oil and gas assets..............       243         (39)     (7,781)
     Amortization of deferred revenue.......................    (3,420)         --          --
     Stock-based compensation...............................       453       1,651      43,033
     Deferred income taxes..................................    (4,653)      7,023      10,752
     Exploration expenditures...............................     5,909      13,575       1,657
     Non-cash effect of derivative instruments..............       514       1,928          --
     Amortization of deferred financing costs...............       370         968       1,090
     Other..................................................        52          --          --
                                                              --------   ---------   ---------
                                                                55,182      83,950      55,662
     Changes in operating assets and liabilities, net of
       acquisition:
       Trade accounts receivable............................    (4,234)     15,177     (20,960)
       Prepaid expenses.....................................       154           6      (1,164)
       Fair value of commodity derivative instrument........        --      (2,442)         --
       Other assets.........................................    (2,160)      1,354      (1,357)
       Accounts payable and accrued expenses................   (21,595)     (6,403)     18,264
       Other liabilities....................................    (1,930)        205         258
                                                              --------   ---------   ---------
          Net cash provided by operating activities.........    25,417      91,847      50,703
                                                              --------   ---------   ---------
Cash flows used in investing activities:
  Acquisition of business, net of cash acquired.............   (10,661)         --          --
  Property acquisitions.....................................    (1,922)     (2,516)   (119,872)
  Exploration and development expenditures..................   (42,979)   (119,824)    (45,488)
  Other property and equipment additions....................      (405)     (1,349)     (1,628)
  Proceeds from sale of oil and gas assets..................     1,587       2,622      36,610
                                                              --------   ---------   ---------
          Net cash used in investing activities.............   (54,380)   (121,067)   (130,378)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Bank overdraft............................................      (808)        808          --
  Deferred financing costs..................................        --          --      (2,836)
  Repayments of long-term debt..............................   (15,541)     (5,172)   (118,050)
  Proceeds from long-term debt..............................    48,000      30,565     108,000
  Net proceeds from issuance of common stock................        --          --      78,681
  Payment of preferred stock dividends......................    (2,572)         --      (5,053)
  Other.....................................................        --        (330)         --
                                                              --------   ---------   ---------
          Net cash provided by financing activities.........    29,079      25,871      60,742
                                                              --------   ---------   ---------
          Net increase (decrease) in cash and cash
            equivalents.....................................       116      (3,349)    (18,933)
Cash and cash equivalents at beginning of year..............        --       3,349      22,282
                                                              --------   ---------   ---------
Cash and cash equivalents at end of year....................  $    116   $      --   $   3,349
                                                              ========   =========   =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

     Energy Partners, Ltd. was incorporated on January 29, 1998 and is an independent oil and natural gas exploration and production company with operations concentrated in the shallow to moderate depth waters of the Gulf of Mexico Shelf. Operations are directly affected by fluctuating economic conditions of the domestic oil and natural gas industry.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Energy Partners, Ltd., and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions are eliminated in consolidation.

  (B) PROPERTY AND EQUIPMENT

     The Company uses the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, and geological and geophysical costs are expensed.

     Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Costs of undeveloped leases are expensed over the life of the leases. Capitalized costs of producing oil and natural gas properties are depreciated and depleted by the units-of-production method.

     The Company calculates the impairment of capitalized costs of proved oil and natural gas properties on a field-by-field basis, utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on the present value of expected future net cash flows over the economic lives of the reserves.

     The estimated costs of dismantling and abandoning offshore oil and natural gas properties are provided currently using the unit-of-production method. Such provision is included in depletion, depreciation and amortization in the accompanying statements of operations. As of December 31, 2002, such costs are expected to be approximately $67.2 million. To date, $22.7 million has been accrued and is included in other liabilities in the accompanying consolidated balance sheets.

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

  (D) DEFERRED FINANCING COSTS

     Costs incurred to obtain financing are deferred and are being amortized as additional interest expense over the maturity period of the related debt.

  (E) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of convertible preferred stock shares, warrants and stock option awards and the potential shares that would have a dilutive effect on earnings per share.

  (F) REVENUE RECOGNITION

     The Company uses the entitlement method for recording natural gas sales revenue. Under this method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities and under-deliveries are recorded as receivables. At December 31, 2002 and 2001 the Company had natural gas imbalance receivables of $1.3 million and $0.2 million, respectively and liabilities of $0.5 million and none, respectively.

  (G) STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, highly-liquid investments with original maturities of three months or less are considered cash equivalents. At December 31, 2002 and 2001, interest-bearing cash equivalents were approximately $4.4 million and $2.1 million, respectively. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities.

  (H) HEDGING ACTIVITIES

     The Company uses derivative commodity instruments to manage commodity price risks associated with future crude oil and natural gas production, but does not use them for speculative purposes. The Company's commodity price hedging program has utilized financially-settled zero-cost collar contracts to establish floor and ceiling prices on anticipated future crude oil and natural gas production and oil and natural gas swaps to fix the price of anticipated future crude oil and natural gas production. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (Statement 133), as amended, Accounting for Derivative Instruments and Hedging Activities. Statement 133 establishes accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by Statement 133, will be charged currently to earnings.

  (I) STOCK-BASED COMPENSATION

     The Company has two stock award plans, the Amended and Restated 2000 Long Term Stock Incentive Plan and the 2000 Stock Option Plan for Non-Employee Directors (the Plans). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board's Opinion No. 25, "Accounting For Stock Issued To Employees" (Opinion No. 25). However, Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting For Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," (Statement 148) permits the continued use of the intrinsic value-based method prescribed by Opinion No. 25, but requires additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by Statement 123 had been applied. If compensation expense for the Plans had been determined using the fair-value method in Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as shown in the pro forma amounts below (in thousands, except per share amounts):

                                                          2002       2001        2000
                                                        --------   ---------   --------
Net income (loss) available to common stockholders:
  As reported.........................................  $ (8,799)  $  11,974   $(25,387)
  Pro forma...........................................  $(11,364)  $  10,685   $(25,575)
Basic earnings (loss) per share:
  As reported.........................................  $  (0.44)  $    0.45   $  (2.27)
  Pro forma...........................................  $  (0.53)  $    0.40   $  (2.29)
Diluted earnings (loss) per share:
  As reported.........................................  $  (0.44)  $    0.44   $  (2.27)
  Pro forma...........................................  $  (0.53)  $    0.40   $  (2.29)
Average fair value of grants during the year..........  $   2.72   $    3.47   $   4.68
Black-Scholes option pricing model assumptions:
  Risk free interest rate.............................       4.5%        4.5%       5.0%
  Expected life (years)...............................         5    2.5 to 5   2.5 to 7
  Volatility..........................................      35.0%       35.0%      41.0%
  Dividend yield......................................        --          --         --
Stock-based employee compensation cost, net of tax,
  included in net income (loss) as reported...........  $    257   $     749   $  1,049

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

(4) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. On November 17, 1999, as required by the Preferred Stock transaction discussed in note 9, management and director stockholders placed in escrow 3,304,830 shares of common stock. These shares could not be voted by the management and director stockholders and all or a portion would only be released from escrow upon the attainment of specified reserve replacement targets or upon the completion of a qualified initial public offering. Also, as a requirement of this transaction, Energy Income Fund, L.P. (EIF) returned 3,291,720 shares of common stock, which were cancelled. All of these shares have been excluded from the calculation of weighted average common shares from November 17, 1999. On November 7, 2000, as a result of the initial public offering, 2,545,500 of the escrow shares were returned to management and director stockholders and have been included in the calculation of weighted average common shares from that date. The effect of the preferred stock dividends and accretion of discount on arriving at income available to common stockholders was $3.3 million for the year ended December 31, 2002 and the effect of preferred stock dividends and accretion of issuance costs on arriving at income available to common stockholders for the years ended December 31, 2001 and 2000 was none and $6.7 million, respectively.

     Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and convertible preferred stock shares and the potential shares that would have a dilutive effect on earnings per share. The number of dilutive convertible preferred stock shares, warrants and stock options used in computing diluted earnings per share was 54,976 in 2001 and none in 2002 and 2000, as these securities were antidilutive in those years.

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

(5) SUPPLEMENTAL CASH FLOW INFORMATION

     The following is supplemental cash flow information:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              -------   -----   --------
                                                                    (IN THOUSANDS)
Interest paid, net of amounts capitalized...................  $4,616    $842    $ 6,534
Income taxes paid, net of refunds...........................  $  (29)   $ 79    $   150

     The following is supplemental disclosure of non-cash financing activities:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002     2001      2000
                                                              -------   -----   --------
                                                                    (IN THOUSANDS)
Dividends earned on preferred stock.........................  $   --    $ --    $ 6,340
Accretion of preferred stock................................  $  758    $ --    $    --
Conversion of preferred stock...............................  $  145    $ --    $58,079
Conversion of warrants......................................  $   --    $  5    $    --

(6) ACQUISITIONS AND DISPOSITION

     On March 31, 2000, the Company purchased an 80% working interest in South Timbalier 26 for approximately $44.9 million. Additionally, on March 31, 2000, the Company purchased an average 96.1% working interest in East Bay Field for approximately $72.3 million. The entire purchase price for both acquisitions was financed by our bank facility and allocated to property and equipment. The terms of the acquisitions did not contain any contingent consideration, options or future commitments. On April 20, 2000, the Company sold 50% of its working interest in South Timbalier 26 for approximately $36.6 million, resulting in a gain of approximately $7.8 million. The proceeds from this sale were used to reduce the borrowings under the reducing revolving line of credit. The results of operations for each transaction have been included from the respective acquisition or sale date.

     On January 15, 2002, the Company closed the acquisition of Hall-Houston Oil Company (HHOC). The results of the operations have been included in the Company's consolidated financial statements since that date. HHOC was an oil and natural gas exploration and production company with operations focused in the shallow waters of the Gulf of Mexico. As a result of the acquisition, the Company has a strengthened management team, expanded exploration opportunities as well as a reserve portfolio and production that are more balanced between oil and natural gas.

     The HHOC acquisition was completed for consideration consisting of $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (Series D Preferred Stock) with a fair value of $34.7 million discounted to effect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes, due 2009 (the Notes), 574,931 shares of common stock with a fair value of $3.3 million determined based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were agreed to and announced, $9.0 million of cash including 3.9 million of accrued interest and prepayment fees paid to former debt holders, and warrants to purchase four million shares of common stock. Of the warrants, one million have a strike price of $9.00 and three million have a strike price of $11.00 per share. The warrants had a fair value of approximately $3.0 million based on a third party valuation and are exercisable beginning January 15, 2003 and expiring on January 15, 2007. In addition, the Company incurred approximately $3.6 million in expenses in connection with the acquisition and assumed HHOC's working capital deficit.

     Former preferred stockholders of HHOC also have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by HHOC as of the closing date exceeds a net present value discounted at 30%. The contingent consideration may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash for each payment) and in no event will exceed a value of $50 million. Due to the uncertainty inherent in estimating the value of contingent consideration, total final consideration will not be determined until March 1, 2007. The contingent consideration, if any, will be capitalized as additional purchase price. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

                                                              AT JANUARY 15, 2002
                                                              -------------------
                                                                (IN THOUSANDS)
Current assets..............................................       $ 11,157
Property and equipment......................................        124,031
Deferred taxes..............................................          2,544
Other assets................................................            909
                                                                   --------
     Total assets acquired..................................        138,641
Current liabilities.........................................         37,860
Other non-current liabilities...............................          8,851
                                                                   --------
     Total liabilities assumed..............................         46,711
                                                                   --------
     Net assets acquired....................................       $ 91,930
                                                                   ========

     The unaudited pro-forma results of operations, assuming that the HHOC acquisition occurred on January 1, 2001, is as follows (in thousands, except per share amounts):

                                                                     2001
                                                              -------------------
                                                                  (UNAUDITED)
Pro forma:
  Revenue...................................................       $175,481
  Loss from operations......................................         (5,541)
  Net loss..................................................         (3,144)
  Basic loss per common share...............................       $  (0.24)
  Diluted loss per common share.............................       $  (0.24)

     The pro-forma financial information does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or future results of operations.

     Following the completion of the acquisition, management of the Company assessed the technical and administrative needs of the combined organization. As a result, 14 redundant positions were eliminated including finance, administrative, geophysical and engineering positions in New Orleans and Houston. Total severance costs under the plan were $1.2 million.

(7) PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at December 31, 2002 and 2001:

                                                                2002        2001
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Proved oil and natural gas properties.......................  $ 458,610   $281,577
Unproved oil and natural gas properties.....................      9,180      2,273
Other.......................................................      4,050      3,342
                                                              ---------   --------
                                                                471,840    287,192
Less accumulated depreciation, depletion and amortization...   (121,034)   (63,330)
                                                              ---------   --------
     Net property and equipment.............................  $ 350,806   $223,862
                                                              =========   ========

     Substantially all of the Company's oil and natural gas properties serve as collateral for its bank facility.

(8) LONG-TERM DEBT

     In June 1999, the Company entered into a reducing revolving line of credit with a group of banks (bank facility). In order to finance the acquisitions of South Timbalier 26 and East Bay Field, as discussed in note 6, the Company amended its bank facility to provide for a $90.0 million reducing revolving line of credit and a $25.0 million reducing bridge financing. As stipulated in the bank facility, the proceeds from the asset sale of $36.6 million were used to reduce the outstanding borrowings to approximately $71.8 million. In conjunction with the initial public offering described in note 3, the outstanding borrowings were repaid.

     The bank facility, as amended on November 1, 2002, provides for a $100 million borrowing base that is subject to redetermination based on the proved reserves of the oil and gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank facility is available through March 30, 2005 with interest permitted at both prime rate based borrowings and London interbank borrowing rate (LIBOR) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 0% to 0.75% above prime and 1.5% to 2.25% above LIBOR. Indebtedness under the bank facility is secured by substantially all of the assets of the Company. The weighted average interest rate at December 31, 2002 and 2001 was 3.18% and 3.41%, respectively. The bank facility contains customary events of default and requires that the Company satisfy various financial covenants with which the Company was in compliance at December 31, 2002.

     In addition, as stated in note 6, the Company issued the Notes due January 15, 2009 with annual interest of 11%, payable semi-annually on each January 15 and July 15, commencing July 15, 2002. If at any time while the Notes are outstanding, the Company completes a public or Rule 144A offering of debt securities, to the extent permitted by the bank facility, the proceeds of such offering will be used to prepay the principal amount of the Notes plus accrued interest.

     Total long-term debt outstanding at December 31, 2002 and 2001 were as follows:

                                                                2002      2001
                                                              --------   -------
                                                                (IN THOUSANDS)
Bank facility, interest rate based on prime and LIBOR
  borrowing rates plus a floating spread payable March 30,
  2005, with weighted average interest on December 31, 2002
  of 3.18%..................................................  $ 65,000   $25,000
The Notes, annual interest of 11%, due January 15, 2009.....    38,371        --
Financing note payable, annual interest of 7.99%, equal
  monthly payments, maturing February 2006..................       408       493
                                                              --------   -------
                                                               103,779    25,493
Less: Current maturities....................................        92        85
                                                              --------   -------
                                                              $103,687   $25,408
                                                              ========   =======

     Maturities of long-term debt as of December 31, 2002 were as follows (in thousands):

2003........................................................   $     92
2004........................................................         99
2005........................................................     65,108
2006........................................................        109
2007........................................................         --
Thereafter..................................................     38,371
                                                               --------
                                                               $103,779
                                                               ========

     On April 15, 1998, the Company entered into a $20.0 million financing agreement with EIF. On February 10, 1999, the financing agreement was amended to increase the facility to $25.0 million. On

November 17, 1999, the Company used $15.0 million of the proceeds from the Preferred Stock transaction, discussed in note 9, to pay down the debt due to EIF. The remaining $10.0 million was repaid in November 2000 using proceeds from the initial public offering.

     Also, on November 17, 1999, the Company issued a warrant to EIF to purchase 928,050 shares of common stock as required by the Preferred Stock transaction discussed in note 9. The warrant was exercisable at approximately $6.50 per share or through cashless exercise, subject to adjustment as specified in the agreement, in whole or in part at any time for a period of 60 days after a qualifying public offering. The warrant was assigned no value at the date of issuance. EIF exercised its option to convert the warrant in January 2001, receiving 466,245 shares of common stock.

(9) PREFERRED STOCK

     In 1999, the Company authorized 1,700,000 shares of redeemable preferred stock (Preferred Stock) having a par value of $1.00 per share, of which 1,550,000 shares were designated as Series A and Series B Redeemable Cumulative Convertible Preferred Stock and Series C Redeemable Cumulative Preferred Stock. The remaining 150,000 shares were undesignated. In November 1999, the Company entered into a stock purchase agreement whereby 600,000 shares of Series A and B Preferred Stock were sold to Evercore Capital Partners L.P. (Evercore) for $60.0 million excluding issuance costs.

     The Preferred Stock earned cumulative dividends of 10% annually on the liquidation value of the Series A and B Preferred Stock plus dividends in arrears. The dividends on the Series A Preferred Stock were payable in additional fully paid and non-assessable shares (no further investment is required by the stockholders) of Series C Preferred Stock. The dividends on the Series B Preferred Stock were payable in additional fully paid and non-assessable shares of Series B Preferred Stock. The dividends on the Series C Preferred Stock were payable in cash. All accrued dividends were recorded as an increase to the carrying value of the Preferred Stock. Through November 7, 2000, there were $7.1 million of Preferred Stock dividends in arrears, of which approximately $2.0 million or 155,470 shares were Series B Preferred Stock recorded at fair value. These shares were converted to common stock at the time of the public offering and the Series C preferred stock dividends of approximately $5.1 million were paid in cash.

     In connection with the acquisition of HHOC, in January 2002, the series A, B and C classes were returned to undesignated and the Board of Directors of the Company designated a new class of preferred stock. The Company authorized 550,000 shares of Series D Preferred Stock, having a par value of $1.00 per share, of which 383,707 shares were issued in the acquisition of HHOC.

     The Series D Preferred Stock earns cumulative dividends payable semiannually in arrears on June 30 and December 31 of each year as follows:

DIVIDEND PERIOD ENDING                                         DIVIDEND RATE
----------------------                                         -------------
June 30, 2002 to December 31, 2004..........................         7%
June 30, 2005 to December 31, 2005..........................         8%
June 30, 2006 to December 31, 2006..........................         9%
June 30, 2007 and thereafter................................        10%

     Any dividends accrued on or prior to December 31, 2005 shall, when declared, be payable in cash at the dividend rate per-share based on the stated value of $100. Any dividends accrued after December 31, 2005 and on or before December 31, 2008 shall, when declared, be payable, at the option of the Company, either in cash at the dividend rate per-share based on the stated value of $100 or by issuing dividend shares having an aggregate value equal to the dividend rate per-share based on the stated value of $100. The Company may, at its option on or after December 31, 2004, redeem the Series D Preferred Stock in whole, at a redemption price per-share equal to $100 plus accrued and unpaid dividends. The Company may also, at its option, on any dividend payment date, exchange the Series D Preferred Stock, in whole, along with any unpaid dividends, for an equal principal amount of Exchangeable Notes. At the time of the exchange, holders of outstanding shares will be entitled to receive $100 principal amount of Exchangeable Notes for each $100 stated value of Series D Preferred Stock and accrued and unpaid dividends. The Exchangeable Notes mature January 15, 2009 and the coupon follows the same schedule as that of the dividends on the Series D Preferred Stock. Each share of the Series D Preferred Stock is convertible at the option of the record holder at any time, into the number of shares of common stock determined by dividing $100 by the conversion price of $8.54 as adjusted pursuant to the terms of the Series D Preferred Stock designation. In 2002, 1,445.8 shares of Series D Preferred Stock were converted into 16,929 shares of common stock.

(10) SIGNIFICANT CUSTOMERS

     The Company had oil and natural gas sales to three customers accounting for approximately 41 percent, 27 percent, and 11 percent, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2002. The Company had oil and natural gas sales to three customers accounting for approximately 38 percent, 37 percent and 15 percent, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2001. The Company had oil and natural gas sales to two customers accounting for 53 percent and 18 percent, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2000.

(11) HEDGING ACTIVITIES

     The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the NYMEX for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month. The Company also uses financially-settled crude oil and natural gas swaps, zero-cost collars and options used to provide floor prices with varying upside price participation.

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

     The Company had the following hedging contracts as of December 31, 2002:

                                    NATURAL GAS POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (MMBTU)
                                                                           ------------------
 REMAINING CONTRACT TERM       CONTRACT TYPE      STRIKE PRICE ($/MMBTU)   DAILY      TOTAL
 -----------------------       -------------      ----------------------   ------   ---------
01/03.....................         Swap                         $2.95      30,000     930,000
02/03 - 01/04.............        Collar                  $3.50/$5.40      10,000   3,650,000
02/03 - 01/04.............        Collar                  $3.50/$5.25      10,000   3,650,000

                                     CRUDE OIL POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (BBLS)
                                                                           ------------------
 REMAINING CONTRACT TERM       CONTRACT TYPE       STRIKE PRICE ($/BBL)    DAILY      TOTAL
 -----------------------       -------------      ----------------------   ------   ---------
01/03 - 12/03.............         Swap                        $26.36       2,000     730,000

     Subsequent to December 31, 2002 we entered into the following contracts:

                                    NATURAL GAS POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (MMBTU)
                                                                           ------------------
 REMAINING CONTRACT TERM       CONTRACT TYPE      STRIKE PRICE ($/MMBTU)   DAILY      TOTAL
 -----------------------       -------------      ----------------------   ------   ---------
03/03 - 06/03.............         Swap                         $5.16      10,000   1,220,000
04/03 - 06/03.............  Combination options     $4.67/$6.06/$6.16      15,000   1,365,000
02/04 - 12/04.............        Collar                  $3.50/$8.00      10,000   3,350,000

                                     CRUDE OIL POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (BBLS)
                                                                           ------------------
 REMAINING CONTRACT TERM       CONTRACT TYPE       STRIKE PRICE ($/BBL)    DAILY      TOTAL
 -----------------------       -------------      ----------------------   ------   ---------
01/03 - 12/03.............         Swap                        $27.25       1,000     365,000
02/03 - 06/03.............         Swap                        $30.72       1,000     150,000

     For the years ended December 31, 2002, 2001 and 2000, hedging activities reduced oil and gas revenues by $5.0, $3.5 and $10.6 million, respectively.

     The Company's derivative instruments qualify as cash-flow hedges. In accordance with the transition provisions of Statement 133, on January 1, 2001, the Company recorded a net-of-tax cumulative-effect-type loss adjustment of $2.4 million in accumulated other comprehensive income to recognize at fair value all derivatives that were designated as cash-flow hedging instruments. During 2001, as the contracts settled, losses of $2.4 million were transferred from accumulated other comprehensive income and the fair value of outstanding derivative assets increased $1.0 million resulting in an ending balance of $1.0 million in accumulated other comprehensive income at December 31, 2001 related to hedging activities. During 2002, losses of $3.2 million, net of tax, were transferred from accumulated other comprehensive income (loss), and the fair value of outstanding derivative instruments decreased by $10.0 million ($6.4 million net of tax) to a liability of $3.4 million ($2.2 million net of tax) resulting in an ending balance of $2.2 million related to hedging activities in accumulated other comprehensive income (loss) at December 31, 2002. Based upon current prices, the Company expects to transfer approximately $3.2 million of net deferred losses in accumulated other comprehensive income (loss) as of December 31, 2002 to earnings during 2003 when the forecasted transactions actually occur.

(12) FAIR VALUE

     The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2002 and 2001. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, noncurrent assets, trade accounts payable and accrued expenses and derivative instruments, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt is estimated based on current rates offered the Company for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

                                                        2002                 2001
                                                 ------------------   ------------------
                                                 CARRYING    FAIR     CARRYING    FAIR
                                                  AMOUNT     VALUE     AMOUNT     VALUE
                                                 --------   -------   --------   -------
                                                             (IN THOUSANDS)
Financial liabilities:
  Current and long-term debt:
     Bank facility.............................  $65,000    $65,000   $25,000    $25,000
     The Notes.................................   38,371     41,420        --         --
     Financing note payable....................      408        408       493        493

(13) INCOME TAXES

     Components of income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                           CURRENT   DEFERRED    TOTAL
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
2002:
  Federal................................................   $(29)    $(4,393)   $(4,422)
  State..................................................     --        (260)      (260)
                                                            ----     -------    -------
                                                            $(29)    $(4,653)   $(4,682)
                                                            ====     =======    =======
2001:
  Federal................................................   $ 79     $ 6,628    $ 6,707
  State..................................................     --         395        395
                                                            ----     -------    -------
                                                            $ 79     $ 7,023    $ 7,102
                                                            ====     =======    =======
2000:
  Federal................................................   $150     $10,230    $10,380
  State..................................................     --         522        522
                                                            ----     -------    -------
                                                            $150     $10,752    $10,902
                                                            ====     =======    =======

     The reasons for the differences between the effective tax rates and the "expected" corporate federal income tax rate of 35% is as follows:

                                                                  PERCENTAGE OF
                                                                 PRETAX EARNINGS
                                                            --------------------------
                                                            2002       2001      2000
                                                            -----      ----      -----
Expected tax rate.........................................  (34.0)%    34.0%     (34.0)%
Stock-based compensation..................................    1.0       1.1      168.3
State taxes...............................................   (1.9)      2.1        6.7
Other.....................................................    0.2        --       (0.9)
                                                            -----      ----      -----
                                                            (34.7)%    37.2%     140.1%
                                                            =====      ====      =====

     The tax effects of temporary differences that give rise to significant portions of the current tax asset and net deferred tax liability at December 31, 2002 and 2001 are presented below:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Current tax asset:
  Fair value of commodity derivative instruments............  $  1,221   $     --
Deferred tax assets:
  Restricted stock awards and options.......................  $  1,074   $  1,376
  Federal and state net operating loss carryforwards........    17,358      8,399
  Fair value of commodity derivative instruments............        --        143
  Other.....................................................       220        197
Deferred tax liability:
  Property, plant and equipment, principally due to
     differences in depreciation............................   (27,685)   (26,897)
                                                              --------   --------
       Net noncurrent deferred tax liability................  $ (9,033)  $(16,782)
                                                              ========   ========

     At December 31, 2002, the Company had net operating loss carryforwards of approximately $48.2 million, which are available to reduce future federal taxable income. The net operating loss carryforwards begin expiring in the years 2018 through 2022. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized through future earnings, reversal of taxable temporary differences and tax planning strategies. As a result, no valuation allowance has been provided.

(14) EMPLOYEE BENEFIT PLANS

     The Company has outstanding stock options and restricted stock awards under the Amended and Restated 2000 Long Term Stock Incentive Plan. The amended plan was approved by stockholders on May 9, 2002. The plan provides for awards of options to purchase shares of the Company's common stock and performance shares. The plan is administered by the Compensation Committee of the board of directors or such other committee as may be designated by the board of directors. The Compensation Committee is authorized to select the employees of the Company and its subsidiaries and affiliates who will receive awards, to determine the types of awards to be granted to each person, and to establish the terms of each award. The total number of shares that may be issued under the plan is 4,800,000 and includes the grant of options and restricted stock discussed below.

     In April 2000, an employee, pursuant to her employment agreement, was granted 90,000 shares of restricted stock and stock options to purchase 375,000 shares of common stock. One-third of the restricted stock granted vested upon the execution of the employment agreement and one-third vested on the first and second anniversary of the agreement. The stock options vest and are exercisable at the prices as follows: 150,000 shares at $7.67 per share in April 2001, 150,000 shares at $8.82 per share in April 2002 and the remaining shares at $10.14 in April 2003. The grant date fair value of the restricted stock and options was $17.00.

     The Company issued 32,750 and 60,240 shares of common stock as restricted stock awards to certain employees and officers in two separate grants during 2002. The restricted shares in the first grant had a grant date fair value of $7.98 per share and vest January 17, 2004. The restricted shares in the second grant had a grant date fair value of $8.30 and vest January 17, 2005.

     The Company has recognized non-cash compensation expense of $0.5 million, $1.7 million and $2.8 million in 2002, 2001 and 2000, respectively, related to the restricted stock and stock option grants. At December 31, 2002, there was $0.6 million of deferred stock based compensation expense related to these awards, which will be recognized over the remaining vesting period.

     The board of directors also adopted the 2000 Stock-Option Plan for Non-Employee Directors on September 12, 2000, and the stockholders approved the plan on September 15, 2000. The plan provides for automatic grants of stock options to members of the board of directors who are not employees of the Company or any subsidiary. An initial grant of a stock option to purchase 4,000 shares of our common stock was made to each non-employee director upon consummation of the public offering. An initial grant of a stock option to purchase 2,000 shares will also be made to each person who becomes a non-employee director after the effective date upon his or her initial election or appointment. After the initial grant, each non-employee director will receive an additional grant of a stock option to purchase 4,000 shares of our common stock immediately following each subsequent annual meeting. All stock options granted under the plan will have a per share exercise price equal to the fair market value of a share of common stock on the date of grant (as determined by the committee appointed to administer the plan), will be fully vested and immediately exercisable, and will expire on the earlier of (i) ten years from the date of grant or (ii) 36 months after the optionee ceases to be a director for any reason. For initial grants, fair market value was the public offering price. The total number of shares of our common stock that may be issued under the plan is 250,000, subject to adjustment in the case of certain corporate transactions and events.

     A summary of stock options granted under the incentive plans for the years ended December 31, 2002 and 2001 are as follows:

                                                      2002                   2001
                                              --------------------   --------------------
                                                          WEIGHTED               WEIGHTED
                                                          AVERAGE                AVERAGE
                                              NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                               SHARES      PRICE      SHARES      PRICE
                                              ---------   --------   ---------   --------
Outstanding at beginning of year............  1,094,282    $10.76      568,097    $10.77
Granted.....................................  1,110,426    $ 7.96      585,808    $10.93
Exercised...................................         --    $   --           --    $   --
Forfeited...................................   (206,743)   $ 9.85      (59,623)   $12.57
                                              ---------              ---------
Outstanding at end of year..................  1,997,965    $ 9.30    1,094,282    $10.76
                                              =========    ======    =========    ======
Exercisable at end of year..................    551,349    $10.16      253,194    $10.15
                                              =========    ======    =========    ======
Available for future grants.................  2,869,045              1,782,848
                                              =========              =========

     A summary of information regarding stock options outstanding at December 31, 2002 is as follows:

                                                  OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                                                 ----------------------   --------------------
                                                  REMAINING    WEIGHTED              WEIGHTED
                                                 CONTRACTUAL   AVERAGE                AVERAGE
RANGE OF EXERCISE PRICES              SHARES        LIFE        PRICE      SHARES      PRICE
------------------------             ---------   -----------   --------   --------   ---------
$7.10 - $8.82......................  1,310,176    7.8 years     $ 8.02    328,000     $ 8.26
$10.14 - $15.00....................    687,789    7.8 years     $11.72    223,349     $12.95

     The Company also has a 401(k) Plan (the Plan) that covers all employees. The Plan was amended in 2002 such that, commencing July 1, 2002 the Company matches 50% of each individual participant's contribution not to exceed 2% of the participant's compensation. The contributions may be in the form of cash or the Company's common stock. The Company made matching contributions to the Plan of 9,206 shares of common stock valued at approximately $84,000 in 2002.

(15) COMMITMENTS AND CONTINGENCIES

     The Company has operating leases for office space and equipment, which expire on various dates through 2011.

     Future minimum lease commitments as of December 31, 2001 under these operating leases are as follows (in thousands):

2003........................................................   $ 2,339
2004........................................................     2,453
2005........................................................     2,393
2006........................................................     2,871
2007........................................................     1,959
Thereafter..................................................     5,450
                                                               -------
                                                               $17,465
                                                               =======

     Rent expense for the years ended December 31, 2002, 2001 and 2000 was $3.3 million, $1.8 million and $0.9 million, respectively.

     Commencing January 1, 2002, the Company is required to make monthly deposits of $250,000 into a trust for future abandonment costs at East Bay. The Company is not entitled to access the trust fund in order to draw funds for abandonment purposes prior to December 31, 2003. Monthly deposits are not required to be made for fiscal year 2004 and are to resume January 1, 2005, however, beginning December 31, 2003 the minimum balance in the trust must be maintained at $6.0 million until such time that the remaining abandonment obligation is less than that amount. Therefore if funds are drawn to pay for ongoing abandonment activities, deposits may be necessary. These deposits are classified as other assets in the accompanying consolidated balance sheets.

     The Company has agreed to purchase $1.7 million, $1.5 million and $0.9 million of seismic-related services during the years ended December 31, 2003, 2004 and 2005, respectively. In addition to the above commitments, during 2002 the Company entered into a contract to purchase $5.1 million of additional seismic-related services, which can be purchased at anytime on or before February 28, 2005. During 2002 the Company paid $0.5 million for seismic-related services pertaining to this contract and has a future commitment of $4.6 million under this contract.

     In February 2003, the Company settled a lawsuit filed in 2001 for $2 million. The Company expects a portion of the settlement to be reimbursed by its insurance carriers, however; at this time the amount of any reimbursement cannot be estimated and is not reflected in the consolidated balance sheets or statements of operations.

     From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(16) RELATED PARTY

     The Company's President and Chief Executive Officer serves on the board of directors of a company that provides contract operations and other oilfield equipment and services to the Company. The Company incurred gross costs, both capital and lease operating on behalf of itself and its working interest partners, from this service provider of approximately $4.0 million, $4.2 million and $3.9 million in 2002, 2001 and 2000, respectively. Loss of this service provider would not have a material adverse effect on the operations of the Company.

     Pursuant to the Company's stockholder agreement with Evercore, the Company paid an affiliate of Evercore a monitoring fee of $250,000 for each of the years 2002, 2001 and 2000. This fee will be paid annually until Evercore beneficially owns less than 10% of the Company. An affiliate of Evercore provided investment-banking advisory services to the Company in relation to the January 2002 acquisition of HHOC. The Company paid $0.4 million for these services in 2002.

     Certain officers and their affiliates that held interests prior to the HHOC transaction continue to be royalty and working interest owners in individual properties acquired from HHOC and operated by the Company. The officers and their affiliates are billed for and pay their proportionate share of drilling and operating costs in the normal course of business.

(17) INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of consolidated unaudited interim financial information for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                ---------------------------------------
                                                MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                                --------   -------   --------   -------
2002
Revenues......................................  $29,125    $36,863   $33,678    $34,365
Costs and expenses............................   36,646     34,237    35,829     33,676
                                                -------    -------   -------    -------
Income (loss) from operations.................   (7,521)     2,626    (2,151)       689
Net income (loss).............................   (5,814)       446    (2,556)      (875)
Net loss available to common stockholders.....   (6,538)      (421)   (3,432)    (1,738)
Loss per share:
  Basic.......................................  $ (0.24)   $ (0.02)  $ (0.12)   $ (0.06)
  Diluted.....................................    (0.24)     (0.02)    (0.12)     (0.06)

                                                          THREE MONTHS ENDED
                                                ---------------------------------------
                                                MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                                --------   -------   --------   -------
2001
Revenues......................................  $49,983    $37,266   $33,734    $25,218
Costs and expenses............................   27,671     31,664    36,317     29,925
                                                -------    -------   -------    -------
Income (loss) from operations.................   22,312      5,602    (2,583)    (4,707)
Net income (loss).............................   14,037      3,424    (2,069)    (3,418)
Earnings (loss) per share:
  Basic.......................................  $  0.52    $  0.13   $ (0.08)   $ (0.13)
  Diluted.....................................     0.52       0.13     (0.08)     (0.13)

(18) NEW ACCOUNTING POLICIES

     In 2001, the Financial Accounting Standards Board (FASB) issued Statement 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company will adopt Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company currently records estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and gas properties and records a separate liability for such amounts in other liabilities. The effect of Statement 143 on the Company's results of operations and financial condition at adoption is expected to include a net increase in long-term liabilities of $14.2 million; an increase in net property, plant and equipment of $17.8 million; a cumulative effect of adoption income of $2.3 million net of deferred income taxes and a deferred tax liability of $1.3 million. Subsequent to adoption, the Company does not expect this standard to have a material impact on the Company's financial position or its results of operations.

     During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (Statement 145). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 as of January 1, 2003. The adoption of Statement 145 is not expected to have an impact on the results of operations or financial position of the Company.

     In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 will be effective for disposal activities initiated after December 31, 2002. The Company will adopt the provisions related to Statement 146 as of January 1, 2003; however, the adoption is not expected to have an impact on the results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. The Company does not currently have guarantees that require disclosure. The Company will adopt the measurement provisions of this statement in the first quarter of 2003 and the adoptions is not expected to have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. The Company is currently assessing the impact of the transition options presented in Statement 148 and adoption of the disclosure provisions required by Statement 148 are included in note 2.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires a company to consolidated a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interest. A variable interest entity is generally defined as a entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN 46 is not currently expected to have an effect on the Company's financial position or results of operations when adopted.

(19) SUPPLEMENTARY OIL AND NATURAL GAS DISCLOSURES -- (UNAUDITED)

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

     Proved-developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the Company's net proved reserves, including the changes therein, and proved-developed reserves:

                                                              CRUDE OIL   NATURAL GAS
                                                               (MBBLS)      (MMCF)
                                                              ---------   -----------
Proved-developed and undeveloped reserves:
December 31, 1999...........................................    3,824        12,752
  Purchase of reserves in place.............................   27,021        41,869
  Sale of reserves..........................................   (3,535)      (10,673)
  Extensions, discoveries and other additions...............    3,001        10,978
  Production................................................   (2,790)       (5,776)
                                                               ------       -------
December 31, 2000...........................................   27,521        49,150
  Purchases of reserves in place............................      117           301
  Extensions, discoveries and other additions...............    2,797        28,383
  Revisions.................................................   (1,192)       (3,422)
  Production................................................   (3,781)      (12,615)
                                                               ------       -------
December 31, 2001...........................................   25,462        61,797
  Purchases of reserves in place............................      223        57,728
  Extensions, discoveries and other additions...............    2,117        32,492
  Revisions.................................................    1,525        (5,295)
  Production................................................   (2,974)      (19,765)
                                                               ------       -------
December 31, 2002...........................................   26,353       126,957
                                                               ======       =======
Proved-developed reserves:
  December 31, 2000.........................................   25,024        39,522
  December 31, 2001.........................................   22,176        38,099
  December 31, 2002.........................................   21,070        70,014

     Capitalized costs for oil and natural gas producing activities consist of the following:

                                                                2002        2001
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Proved properties...........................................  $ 458,610   $281,577
Unproved properties.........................................      9,180      2,273
Accumulated depreciation, depletion and amortization........   (118,976)   (61,981)
                                                              ---------   --------
     Net capitalized costs..................................  $ 348,814   $221,869
                                                              =========   ========

     Costs incurred for oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Acquisitions:
  Proved properties
     Business combinations...........................  $116,415   $     --   $     --
     Other...........................................        --        523    119,872
  Unproved properties
     Business combinations...........................     7,616         --         --
     Other...........................................     1,922      1,993        288
                                                       --------   --------   --------
  Total acquisitions.................................   125,953      2,516    120,160
Exploration..........................................    27,083     45,592     18,053
Development..........................................    39,061     55,882     44,775
                                                       --------   --------   --------
Total costs incurred.................................  $192,097   $103,990   $182,988
                                                       ========   ========   ========

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

     The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

                                                       2002        2001         2000
                                                    ----------   ---------   ----------
                                                              (IN THOUSANDS)
Future cash inflows...............................  $1,392,062   $ 630,941   $1,200,880
  Future production costs.........................    (355,131)   (293,945)    (391,698)
  Future development and abandonment costs........    (220,946)   (168,989)    (167,941)
  Future income tax expense.......................    (183,377)     (4,688)    (183,901)
                                                    ----------   ---------   ----------
Future net cash flows after income taxes..........     632,608     163,319      457,340
10% annual discount for estimated timing of cash
  flows...........................................     155,707     (39,942)    (109,238)
                                                    ----------   ---------   ----------
Standardized measure of discounted future net cash
  flows...........................................  $  476,901   $ 123,377   $  348,102
                                                    ==========   =========   ==========

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                       2002        2001        2000
                                                     ---------   ---------   ---------
                                                              (IN THOUSANDS)
Beginning of the period............................  $ 123,377   $ 348,102   $  47,177
Sales and transfers of oil and natural gas
  produced, net of production costs................    (93,174)   (100,411)    (70,324)
Net changes in prices and production costs.........    247,642    (349,126)     58,169
Extensions, discoveries and improved recoveries,
  net of future production costs...................    131,796      49,217      23,992
Revision of quantity estimates.....................      9,927     (12,619)         --
Previously estimated development costs incurred
  during the period................................     32,189      10,861       7,341
Purchase and sales of reserves in place............    179,772         637     419,376
Changes in estimated future development costs......    (19,403)    (20,014)     (8,910)
Changes in production rates (timing) and other.....    (22,510)     11,638          --
Accretion of discount..............................     12,912      48,995       5,482
Net change in income taxes.........................   (125,627)    136,097    (134,201)
                                                     ---------   ---------   ---------
Net (decrease) increase............................    353,524    (224,725)    300,925
                                                     ---------   ---------   ---------
End of period......................................  $ 476,901   $ 123,377   $ 348,102
                                                     =========   =========   =========

     The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2002 was based on period-end prices of $4.83 per Mcf for natural gas and $29.53 per barrel for crude oil. The December 31, 2001 computation was based on period-end prices of $2.71 per Mcf for natural gas and $18.21 per barrel for crude oil. Spot prices as of February 26, 2003 were $8.79 per Mmbtu for natural gas and $34.50 per barrel for crude oil before adjustment for lease quality, transportation fees and price differentials.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information required by Item 10 regarding our directors and executive officers, see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 6, 2003, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Part I -- Item 4A. Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

     For information required by Item 11 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 6, 2003, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Except as set forth below, for the information required by Item 12 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 6, 2003, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2002, with respect to compensation plans under which our equity securities are authorized for issuance.

                                              NUMBER OF            WEIGHTED          NUMBER OF
                                             SECURITIES        AVERAGE EXERCISE     SECURITIES
                                            TO BE ISSUED           PRICE OF          REMAINING
                                          UPON EXERCISE OF        OUTSTANDING      AVAILABLE FOR
                                         OUTSTANDING OPTIONS        OPTIONS        FUTURE GRANT
                                         -------------------   -----------------   -------------
Equity compensation plans approved by
  stockholders.........................       1,997,965              $9.30           2,869,045
Equity compensation plans not approved
  by stockholders......................              --                 --                  --

     See note 14 to our consolidated financial statements for further information regarding the significant features of the above plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information required by Item 13 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 6, 2003, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer completed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities and Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that as of the date of the evaluation our disclosure controls and procedures are effective.

     There were no significant changes (including corrective action with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. FINANCIAL STATEMENTS:

     The following financial statements are included in Part II of this Report:

        Independent Auditor's Report

        Consolidated Balance Sheets as of December 31, 2002 and 2001

        Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

        Notes to the Consolidated Financial Statements

2. REPORTS ON FORM 8-K

     None

3. EXHIBITS

EXHIBIT
NUMBER                                    TITLE
-------                                   -----
  3.1      --  Restated Certificate of Incorporation of Energy Partners,
               Ltd., dated as of November 16, 1999 (incorporated by
               reference to Exhibit 3.1 to EPL's registration statement on
               Form S-1 (File No. 333-42876)).
  3.2      --  Amendment to Restated Certificate of Incorporation of Energy
               Partners, Ltd., dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL's registration statement on Form S-1 (File No. 333-42876)).
  3.3      --  Certificate of Elimination of the Series A Convertible
               Preferred Stock, Series B Convertible Preferred Stock and
               Series C Preferred Stock of Energy Partners, Ltd.
               (incorporated by reference to Exhibit 4.2 of EPL's Form 8-K filed January 22, 2002).
  3.4      --  Certificate of Designation of the Series D Exchangeable
               Convertible Preferred Stock of Energy Partners, Ltd.
               (incorporated by reference to Exhibit 4.3 of EPL's Form 8-K filed January 22, 2002).
  3.5      --  Amended and Restated Bylaws of Energy Partners, Ltd., dated as of September 12, 2000 (incorporated by reference to
               Exhibit 3.3 to EPL's registration statement on Form S-1
               (File No. 333-42876)).
  4.1      --  Stockholder Agreement dated as of November 17, 1999
               (incorporated by reference to Exhibit 4.4 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
  4.2      --  Form of First Amendment to Stockholder Agreement dated as of
               September 29, 2000 (incorporated by reference to Exhibit 4.7 to EPL's registration statement on Form S-1 (File No.
               333-42876)).
  4.3      --  Second Amendment to Stockholder Agreement dated as of
               January 15, 2002 (incorporated by reference to Exhibit 4.1 of EPL's Form 8-K filed January 22, 2002).
  4.4      --  Registration Rights Agreement by and between Energy
               Partners, Ltd., Evercore Capital Partners L.P., Evercore
               Capital Partners (NQ) L.P., Evercore Capital Offshore
               Partners L.P., Energy Income Fund, L.P. and the Individual
               Shareholders of the Company signatories thereto dated as of
               November 17, 1999 (incorporated by reference to Exhibit 4.5 to EPL's registration statement on Form S-1 (File No.
               333-42876)).

EXHIBIT
NUMBER                                    TITLE
-------                                   -----
 10.1      --  Patent License Agreement between VTV, Incorporated and
               Energy Partners, Ltd., dated as of May 16, 1998
               (incorporated by reference to Exhibit 10.9 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
 10.2      --  Amended and Restated 2000 Long Term Stock Incentive Plan
               (incorporated by reference to EPL's proxy statement on Form
               14A filed March 27, 2002 (File No. 001-16179)).
 10.3      --  2000 Stock Option Plan for Non-Employee Directors
               (incorporated by reference to Exhibit 10.26 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
 10.4      --  First Amendment to 2000 Stock Option Plan for Non-Employee
               Directors. (incorporated by reference to Exhibit 10.4 to
               EPL's Form 10-K filed March 15, 2002 (File No. 001-16179)).
 10.5      --  Stock and Deferral Plan for Non-Employee Directors
               (incorporated by reference to Exhibit 99.3 to EPL's
               registration statement on Form S-8 filed February 20, 2001
               (File No. 333-55940)).
 10.6      --  First Amendment to Stock and Deferral Plan for Non-Employee
               Directors. (incorporated by reference to Exhibit 10.6 to
               EPL's Form 10-K filed March 15, 2002 (File No. 001-16179)).
 10.7      --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and Richard A. Bachmann dated as of
               June 5, 1998 (incorporated by reference to Exhibit 10.10 to
               EPL's registration statement on Form S-1 (File No.
               333-42876)).
 10.8      --  First Amendment to Employment and Stock Ownership Agreement
               by and between Energy Partners, Ltd. and Richard A. Bachmann dated as of November 17, 1999 (incorporated by reference to
               Exhibit 10.11 to EPL's registration statement on Form S-1
               (File No. 333-42876)).
 10.9      --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and Suzanne V. Baer dated as of March
               18, 2000 (incorporated by reference to Exhibit 10.12 to
               EPL's registration statement on Form S-1 (File No.
               333-42876)).
 10.10     --  Form of Employment and Stock Ownership Agreement by and
               between Energy Partners, Ltd. and Clinton W. Coldren dated as of June 5, 1998 (incorporated by reference to Exhibit
               10.13 to EPL's registration statement on Form S-1 (File No.
               333-42876)).
 10.11     --  Form of First Amendment to Employment and Stock Ownership
               Agreement by and between Energy Partners, Ltd. and Clinton
               W. Coldren dated as of November 17, 1999 (incorporated by
               reference to Exhibit 10.15 to EPL's registration statement on Form S-1 (File No. 333-42876)).
 10.12     --  Form of Second Amendment to Employment and Stock Ownership
               Agreement by and between Energy Partners, Ltd. and Richard
               A. Bachmann and Clinton W. Coldren, dated as of September
               29, 2000 (incorporated by reference to Exhibit 10.30 to
               EPL's registration statement on Form S-1 (File No.
               333-42876)).
 10.13     --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and Gary L. Hall (incorporated by
               reference to Exhibit 10.2 of EPL's Form 8-K filed January
               22, 2002).
 10.14     --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and John H. Peper (incorporated by
               reference to Exhibit 10.3 of EPL's Form 8-K filed January
               22, 2002).
 10.15     --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and Bruce R. Sidner (incorporated by reference to Exhibit 10.4 of EPL's Form 8-K filed January
               22, 2002).
 10.16*    --  Third Amended and Restated Revolving Credit Agreement, among
               Energy Partners, Ltd., EPL of Louisiana, L.L.C. and Delaware
               EPL of Texas, LLC, the undersigned banks and financial
               institutions that are parties to the Credit Agreement and
               Bank One, N.A., dated as of November 1, 2002.
 10.17     --  Purchase and Sale Agreement by and between Ocean Energy,
               Inc. and Energy Partners, Ltd. dated as of January 26, 2000
               (incorporated by reference to Exhibit 10.18, to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
 10.18     --  Purchase and Sale Agreement between Union Oil Company of
               California and Energy Partners, Ltd., dated as of March 31,
               2000 (incorporated by reference to Exhibit 10.20 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
 10.19     --  Purchase and Sale Agreement between Energy Partners Ltd. and
               Vastar Resources, Inc. dated as of April 20, 2000
               (incorporated by reference to Exhibit 10.22 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).

EXHIBIT
NUMBER                                    TITLE
-------                                   -----
 10.20     --  Agreement and Plan of Merger by and among Energy Partners,
               Ltd., Saints Acquisition Subsidiary, Inc. and Hall-Houston
               Oil Company, dated as of December 16, 2001 (incorporated by reference to Exhibit 2.1 of EPL's Form 8-K filed December
               20, 2001).
 10.21     --  Amendment No. 1 dated as of January 15, 2002 to Agreement and Plan of Merger dated as of December 16, 2001, by and
               among Energy Partners, Ltd., Saints Acquisition Subsidiary,
               Inc., and Hall-Houston Oil Company (incorporated by
               reference to Exhibit 2.2 of EPL's Form 8-K filed January 22,
               2002).
 10.22     --  Assignment and Amendment of Purchase and Sale Agreement
               dated as of January 15, 2002, by and among Energy Partners,
               Ltd., Hall-Houston Oil Company, Hall Partners, L.P., LPCR
               Investment Group, L.P., Hall Consulting Company, Inc., Hall
               Equities, Inc., Hall Family Trust, Bruce R. Sidner, Wayne P.
               Hall, and John H. Peper (incorporated by reference to
               Exhibit 2.3 of EPL's Form 8-K filed January 22, 2002).
 10.23     --  Earn-Out Agreement dated as of January 15, 2002, by and between Energy Partners, Ltd. and Hall-Houston Oil Company
               (incorporated by reference to Exhibit 2.5 of EPL's Form 8-K filed January 22, 2002).
 10.24     --  First Amendment to Earnout Agreement between Energy
               Partners, Ltd. and Participants effective July 1, 2002
               (incorporated by reference to Exhibit 10.1 to EPL's Form
               10-Q filed November 13, 2002).
 10.25     --  Separation Agreement by and between Energy Partners, Ltd.
               and Maureen O. Sullivan dated as of March 26, 2002.
               (incorporated by reference to Exhibit 10.1 to EPL's Form
               10-Q filed May 14, 2002).
 21.1*     --  Subsidiaries of Energy Partners, Ltd.
 23.1*     --  Consent of KPMG LLP.
 23.2*     --  Consent of Netherland, Sewell & Associates, Inc.
 23.3*     --  Consent of Ryder Scott Company, L.P.
 99.1*     --  Report of Independent Petroleum Engineers dated as of
               January 30, 2003.
 99.2*     --  Report of Independent Petroleum Engineers dated as of
               January 31, 2003.

---------------

* Filed herewith

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

              SIGNATURE                                 TITLE                        DATE
              ---------                                 -----                        ----




       /s/ RICHARD A. BACHMANN              Chairman, President and Chief       March 13, 2003
--------------------------------------  Executive Officer (Principal Executive
         Richard A. Bachmann                           Officer)




         /s/ SUZANNE V. BAER              Executive Vice President and Chief    March 13, 2003
--------------------------------------  Financial Officer (Principal Financial
           Suzanne V. Baer                     and Accounting Officer)




        /s/ AUSTIN M. BEUTNER                          Director                 March 12, 2003
--------------------------------------
          Austin M. Beutner




      /s/ JOHN C. BUMGARNER, JR.                       Director                 March 12, 2003
--------------------------------------
        John C. Bumgarner, Jr.




         /s/ HAROLD D. CARTER                          Director                 March 6, 2003
--------------------------------------
           Harold D. Carter




        /s/ ROBERT D. GERSHEN                          Director                 March 12, 2003
--------------------------------------
          Robert D. Gershen




           /s/ GARY L. HALL                            Director                 March 12, 2003
--------------------------------------
             Gary L. Hall




         /s/ WILLIAM O. HILTZ                          Director                 March 12, 2003
--------------------------------------
           William O. Hiltz




          /s/ EAMON M. KELLY                           Director                 March 13, 2003
--------------------------------------
            Eamon M. Kelly




         /s/ JOHN G. PHILLIPS                          Director                 March 12, 2003
--------------------------------------
           John G. Phillips

     Certifications of the Executive Vice President and Chief Financial Officer and Chairman, President, and Chief Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     I, Suzanne V. Baer, certify that:

          1. I have reviewed this annual report on Form 10-K of Energy Partners, Ltd.

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                   /s/ SUZANNE V. BAER
                                          --------------------------------------
                                                     Suzanne V. Baer
                                            Executive Vice President and Chief
                                                    Financial Officer

Dated: March 13, 2003

     I, Richard A. Bachmann, certify that:

          1. I have reviewed this annual report on Form 10-K of Energy Partners, Ltd.

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ RICHARD A. BACHMANN
                                          --------------------------------------
                                                   Richard A. Bachmann
                                              Chairman, President and Chief
                                                    Executive Officer

Dated: March 13, 2003

     Certification Accompanying Form 10-K Report of Energy Partners, Ltd. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b))

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies in his capacity as an officer of Energy Partners, Ltd. (the "Company") that the Annual Report of the Company on Form 10-K for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such Report fairly presents, in all material respects, the financial condition and the results of operations of the Company at the end of and for the periods covered by such Report.

                                                 /s/ RICHARD A. BACHMANN
                                          --------------------------------------
                                                   Richard A. Bachmann
                                                   Chairman, President
                                               and Chief Executive Officer

Dated: March 13, 2003

                                                   /s/ SUZANNE V. BAER
                                          --------------------------------------
                                                     Suzanne V. Baer
                                                 Executive Vice President
                                               and Chief Financial Officer

Dated: March 13, 2003

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    TITLE
-------                                   -----
  3.1      --  Restated Certificate of Incorporation of Energy Partners,
               Ltd., dated as of November 16, 1999 (incorporated by
               reference to Exhibit 3.1 to EPL's registration statement on
               Form S-1 (File No. 333-42876)).
  3.2      --  Amendment to Restated Certificate of Incorporation of Energy
               Partners, Ltd., dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL's registration statement on Form S-1 (File No. 333-42876)).
  3.3      --  Certificate of Elimination of the Series A Convertible
               Preferred Stock, Series B Convertible Preferred Stock and
               Series C Preferred Stock of Energy Partners, Ltd.
               (incorporated by reference to Exhibit 4.2 of EPL's Form 8-K filed January 22, 2002).
  3.4      --  Certificate of Designation of the Series D Exchangeable
               Convertible Preferred Stock of Energy Partners, Ltd.
               (incorporated by reference to Exhibit 4.3 of EPL's Form 8-K filed January 22, 2002).
  3.5      --  Amended and Restated Bylaws of Energy Partners, Ltd., dated as of September 12, 2000 (incorporated by reference to
               Exhibit 3.3 to EPL's registration statement on Form S-1
               (File No. 333-42876)).
  4.1      --  Stockholder Agreement dated as of November 17, 1999
               (incorporated by reference to Exhibit 4.4 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
  4.2      --  Form of First Amendment to Stockholder Agreement dated as of
               September 29, 2000 (incorporated by reference to Exhibit 4.7 to EPL's registration statement on Form S-1 (File No.
               333-42876)).
  4.3      --  Second Amendment to Stockholder Agreement dated as of
               January 15, 2002 (incorporated by reference to Exhibit 4.1 of EPL's Form 8-K filed January 22, 2002).
  4.4      --  Registration Rights Agreement by and between Energy
               Partners, Ltd., Evercore Capital Partners L.P., Evercore
               Capital Partners (NQ) L.P., Evercore Capital Offshore
               Partners L.P., Energy Income Fund, L.P. and the Individual
               Shareholders of the Company signatories thereto dated as of
               November 17, 1999 (incorporated by reference to Exhibit 4.5 to EPL's registration statement on Form S-1 (File No.
               333-42876)).
 10.1      --  Patent License Agreement between VTV, Incorporated and
               Energy Partners, Ltd., dated as of May 16, 1998
               (incorporated by reference to Exhibit 10.9 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
 10.2      --  Amended and Restated 2000 Long Term Stock Incentive Plan
               (incorporated by reference to EPL's proxy statement on Form
               14A filed March 27, 2002 (File No. 001-16179)).
 10.3      --  2000 Stock Option Plan for Non-Employee Directors
               (incorporated by reference to Exhibit 10.26 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
 10.4      --  First Amendment to 2000 Stock Option Plan for Non-Employee
               Directors. (incorporated by reference to Exhibit 10.4 to
               EPL's Form 10-K filed March 15, 2002 (File No. 001-16179)).
 10.5      --  Stock and Deferral Plan for Non-Employee Directors
               (incorporated by reference to Exhibit 99.3 to EPL's
               registration statement on Form S-8 filed February 20, 2001
               (File No. 333-55940)).
 10.6      --  First Amendment to Stock and Deferral Plan for Non-Employee
               Directors. (incorporated by reference to Exhibit 10.6 to
               EPL's Form 10-K filed March 15, 2002 (File No. 001-16179)).
 10.7      --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and Richard A. Bachmann dated as of
               June 5, 1998 (incorporated by reference to Exhibit 10.10 to
               EPL's registration statement on Form S-1 (File No.
               333-42876)).
 10.8      --  First Amendment to Employment and Stock Ownership Agreement
               by and between Energy Partners, Ltd. and Richard A. Bachmann dated as of November 17, 1999 (incorporated by reference to
               Exhibit 10.11 to EPL's registration statement on Form S-1
               (File No. 333-42876)).
 10.9      --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and Suzanne V. Baer dated as of March
               18, 2000 (incorporated by reference to Exhibit 10.12 to
               EPL's registration statement on Form S-1 (File No.
               333-42876)).
 10.10     --  Form of Employment and Stock Ownership Agreement by and
               between Energy Partners, Ltd. and Clinton W. Coldren dated as of June 5, 1998 (incorporated by reference to Exhibit
               10.13 to EPL's registration statement on Form S-1 (File No.
               333-42876)).

EXHIBIT
NUMBER                                    TITLE
-------                                   -----
 10.11     --  Form of First Amendment to Employment and Stock Ownership
               Agreement by and between Energy Partners, Ltd. and Clinton
               W. Coldren dated as of November 17, 1999 (incorporated by
               reference to Exhibit 10.15 to EPL's registration statement on Form S-1 (File No. 333-42876)).
 10.12     --  Form of Second Amendment to Employment and Stock Ownership
               Agreement by and between Energy Partners, Ltd. and Richard
               A. Bachmann and Clinton W. Coldren, dated as of September
               29, 2000 (incorporated by reference to Exhibit 10.30 to
               EPL's registration statement on Form S-1 (File No.
               333-42876)).
 10.13     --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and Gary L. Hall (incorporated by
               reference to Exhibit 10.2 of EPL's Form 8-K filed January
               22, 2002).
 10.14     --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and John H. Peper (incorporated by
               reference to Exhibit 10.3 of EPL's Form 8-K filed January
               22, 2002).
 10.15     --  Employment and Stock Ownership Agreement by and between
               Energy Partners, Ltd. and Bruce R. Sidner (incorporated by reference to Exhibit 10.4 of EPL's Form 8-K filed January
               22, 2002).
 10.16*    --  Third Amended and Restated Revolving Credit Agreement, among
               Energy Partners, Ltd., EPL of Louisiana, L.L.C. and Delaware
               EPL of Texas, LLC, the undersigned banks and financial
               institutions that are parties to the Credit Agreement and
               Bank One, N.A., dated as of November 1, 2002.
 10.17     --  Purchase and Sale Agreement by and between Ocean Energy,
               Inc. and Energy Partners, Ltd. dated as of January 26, 2000
               (incorporated by reference to Exhibit 10.18, to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
 10.18     --  Purchase and Sale Agreement between Union Oil Company of
               California and Energy Partners, Ltd., dated as of March 31,
               2000 (incorporated by reference to Exhibit 10.20 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
 10.19     --  Purchase and Sale Agreement between Energy Partners Ltd. and
               Vastar Resources, Inc. dated as of April 20, 2000
               (incorporated by reference to Exhibit 10.22 to EPL's
               registration statement on Form S-1 (File No. 333-42876)).
 10.20     --  Agreement and Plan of Merger by and among Energy Partners,
               Ltd., Saints Acquisition Subsidiary, Inc. and Hall-Houston
               Oil Company, dated as of December 16, 2001 (incorporated by reference to Exhibit 2.1 of EPL's Form 8-K filed December
               20, 2001).
 10.21     --  Amendment No. 1 dated as of January 15, 2002 to Agreement and Plan of Merger dated as of December 16, 2001, by and
               among Energy Partners, Ltd., Saints Acquisition Subsidiary,
               Inc., and Hall-Houston Oil Company (incorporated by
               reference to Exhibit 2.2 of EPL's Form 8-K filed January 22,
               2002).
 10.22     --  Assignment and Amendment of Purchase and Sale Agreement
               dated as of January 15, 2002, by and among Energy Partners,
               Ltd., Hall-Houston Oil Company, Hall Partners, L.P., LPCR
               Investment Group, L.P., Hall Consulting Company, Inc., Hall
               Equities, Inc., Hall Family Trust, Bruce R. Sidner, Wayne P.
               Hall, and John H. Peper (incorporated by reference to
               Exhibit 2.3 of EPL's Form 8-K filed January 22, 2002).
 10.23     --  Earn-Out Agreement dated as of January 15, 2002, by and between Energy Partners, Ltd. and Hall-Houston Oil Company
               (incorporated by reference to Exhibit 2.5 of EPL's Form 8-K filed January 22, 2002).
 10.24     --  First Amendment to Earnout Agreement between Energy
               Partners, Ltd. and Participants effective July 1, 2002
               (incorporated by reference to Exhibit 10.1 to EPL's Form
               10-Q filed November 13, 2002).
 10.25     --  Separation Agreement by and between Energy Partners, Ltd.
               and Maureen O. Sullivan dated as of March 26, 2002.
               (incorporated by reference to Exhibit 10.1 to EPL's Form
               10-Q filed May 14, 2002).
 21.1*     --  Subsidiaries of Energy Partners, Ltd.
 23.1*     --  Consent of KPMG LLP.
 23.2*     --  Consent of Netherland, Sewell & Associates, Inc.
 23.3*     --  Consent of Ryder Scott Company, L.P.
 99.1*     --  Report of Independent Petroleum Engineers dated as of
               January 30, 2003.
 99.2*     --  Report of Independent Petroleum Engineers dated as of
               January 31, 2003.

---------------
* Filed herewith