Form 10-Q
period 2003-03-31
ENERGY PARTNERS LTD
filed 2003-05-12
CIK 750199

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

                  For The Quarterly Period Ended March 31, 2003

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission file number 001-16179
                 -----------------------------------------------


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

        Yes [X]  No [ ]

     Indicate by check mark whether the registrant is an accelerated filer(as defined by Rule 12b-2 of the Acts). Yes [X] No [ ]

     As of May 1, 2003, there were 31,937,711 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.



================================================================================

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                            ----
PART I          FINANCIAL INFORMATION

   Item 1.  Financial Statements:
           Consolidated Balance Sheets as of March 31, 2003 and
                December 31, 2002............................................................................3

           Consolidated Statements of Operations for the three months ended
                March 31, 2003 and 2002......................................................................4

           Consolidated Statements of Cash Flows for the three months ended
                March 31, 2003 and 2002......................................................................5

           Notes to Consolidated Financial Statements .......................................................6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................................12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................16
   Item 4.  Controls and Procedures.........................................................................17


PART II         OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K................................................................18

ITEM 1. FINANCIAL STATEMENTS

                  ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)

                                                                     March 31,         December 31,
                                                                       2003                2002
                                                                   ------------        ------------
                                                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                     $      2,883        $        116
     Trade accounts receivable -- net of allowance for
        doubtful accounts of $1,351 in 2003 and 2002                     46,532              25,824
     Deferred tax asset                                                   1,015               1,221
     Prepaid expenses                                                     1,165               1,868
                                                                   ------------        ------------
            Total current assets                                         51,595              29,029

Property and equipment, at cost under the successful efforts
     method of accounting for oil and gas properties                    522,778             471,840
Less accumulated depreciation, depletion and amortization              (146,061)           (121,034)
                                                                   ------------        ------------
            Net property and equipment                                  376,717             350,806

Other assets                                                              4,061               3,463
Deferred financing costs -- net of accumulated amortization
     of $2,451 in 2003 and $2,365 in 2002                                   836                 922
                                                                   ------------        ------------
                                                                   $    433,209        $    384,220
                                                                   ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $     20,906        $      8,869
     Accrued expenses                                                    28,445              43,533
     Fair value of commodity derivative instruments                       2,820               3,392
     Current maturities of long-term debt                                    94                  92
                                                                   ------------        ------------
            Total current liabilities                                    52,265              55,886

Long-term debt                                                          118,663             103,687
Deferred income taxes                                                    17,001               9,033
Other                                                                    38,553              23,692
                                                                   ------------        ------------
                                                                        226,482             192,298

Stockholders' equity:
     Preferred stock, $1 par value, authorized
        1,700,000 shares; 373,591 issued
        and outstanding; aggregate liquidation
        value $37,359,082                                                34,703              35,359
     Common stock, par value $0.01 per share. Authorized
        50,000,000 shares; issued and outstanding:
        2003 - 27,710,910 shares; 2002 - 27,550,466
        shares                                                              277                 276
     Additional paid-in capital                                         189,088             187,965
     Accumulated other comprehensive loss                                (1,805)             (2,171)
     Accumulated deficit                                                (15,536)            (29,507)
                                                                   ------------        ------------
            Total stockholders' equity                                  206,727             191,922
     Commitments and contingencies
                                                                   ------------        ------------
                                                                   $    433,209        $    384,220
                                                                   ============        ============


          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                      (In thousands, except per share data)



                                                                        2003                2002
                                                                    ------------        ------------


Revenue:
    Oil and natural gas                                             $     56,954        $     29,541
    Other                                                                    283                (416)
                                                                    ------------        ------------
                                                                          57,237              29,125
                                                                    ------------        ------------

Costs and expenses:
    Lease operating                                                        8,017               8,800
    Taxes, other than on earnings                                          2,371               1,550
    Exploration expenditures and dry hole costs                            1,307               2,322
    Depreciation, depletion and amortization                              17,572              16,383
    General and administrative:
       Stock-based compensation                                              126                 127
       Severance costs                                                        --               1,211
       Other general and administrative                                    7,439               6,253
                                                                    ------------        ------------
             Total costs and expenses                                     36,832              36,646
                                                                    ------------        ------------

Income (loss) from operations                                             20,405              (7,521)
                                                                    ------------        ------------

Other income (expense):
    Interest income                                                           21                  22
    Interest expense                                                      (1,821)             (1,601)
                                                                    ------------        ------------
                                                                          (1,800)             (1,579)
                                                                    ------------        ------------

             Income (loss) before income taxes and cumulative
                effect of change in accounting principle                  18,605              (9,100)
Income taxes                                                              (6,691)              3,286
                                                                    ------------        ------------
             Income (loss) before cumulative effect of change
                in accounting principle                                   11,914              (5,814)
Cumulative effect of change in accounting principle,
    net of income taxes of $1,276                                          2,268                  --
                                                                    ------------        ------------

             Net income (loss)                                            14,182              (5,814)

Less dividends earned on preferred stock and accretion of
    discount and issuance costs                                             (855)               (724)
                                                                    ------------        ------------
             Net income (loss) available to common
                stockholders                                        $     13,327        $     (6,538)
                                                                    ============        ============

Earnings per share:
Basic:
 Before cumulative effect of change in accounting principle         $       0.40        $      (0.24)
 Cumulative effect of change in accounting principle                $       0.08        $         --
                                                                    ------------        ------------
 Basic earnings (loss) per share                                    $       0.48        $      (0.24)
                                                                    ============        ============

Diluted:
 Before cumulative effect of change in accounting principle         $       0.37        $      (0.24)
 Cumulative effect of change in accounting principle                $       0.07        $         --
                                                                    ------------        ------------
 Diluted earnings (loss) per share                                  $       0.44        $      (0.24)
                                                                    ============        ============

Weighted average common shares used in
   Computing income (loss) per share:
       Basic                                                              27,651              27,371
       Incremental common shares                                           4,850                  --
                                                                    ------------        ------------
       Diluted                                                            32,501              27,371
                                                                    ============        ============





          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                 (In thousands)


                                                                                         2003                2002
                                                                                     ------------        ------------

Cash flows from operating activities:
     Net income (loss)                                                               $     14,182        $     (5,814)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
            Cumulative effect of change in accounting principle, net of tax                (2,268)                 --
            Depreciation, depletion and amortization                                       17,572              16,383
            Gain on sale of oil and natural gas assets                                       (207)                 --
            Amortization of deferred revenue                                                   --                (868)
            Stock-based compensation                                                          126                 127
            Deferred income taxes                                                           6,691              (3,286)
            Exploration expenditures                                                          311               1,828
            Non-cash effect of derivative instruments                                          --                 514
            Amortization of deferred financing costs                                           86                  59
            Other                                                                              50                  --
                                                                                     ------------        ------------

                                                                                           36,543               8,943
            Changes in operating assets and liabilities, net of acquisition in
              2002:
               Trade accounts receivable                                                  (20,708)             (2,419)
               Prepaid expenses                                                               703                 662
               Other assets                                                                  (598)               (511)
               Accounts payable and accrued expenses                                        8,996             (13,943)
               Other liabilities                                                             (144)                 31
                                                                                     ------------        ------------

                  Net cash provided by (used in) operating activities                      24,792              (7,237)
                                                                                     ------------        ------------

Cash flows used in investing activities:
     Acquisition of business, net of cash acquired                                           (850)            (10,661)
     Property acquisitions                                                                   (883)               (265)
     Exploration and development expenditures                                             (35,493)             (7,875)
     Other property and equipment additions                                                   (95)                (77)
     Proceeds from sale of oil and natural gas assets                                         238                  --
                                                                                     ------------        ------------

                  Net cash used in investing activities                                   (37,083)            (18,878)
                                                                                     ------------        ------------

Cash flows provided by financing activities:
     Bank overdraft                                                                            --                (808)
     Repayments of long-term debt                                                             (22)             (7,022)
     Proceeds from long-term debt                                                          15,000              35,000
     Exercise of stock options and warrants                                                    80                  --
                                                                                     ------------        ------------

                  Net cash provided by financing activities                                15,058              27,170
                                                                                     ------------        ------------

                  Net increase in cash and cash equivalents                                 2,767               1,055
Cash and cash equivalents at beginning of period                                              116                  --
                                                                                     ------------        ------------

Cash and cash equivalents at end of period                                           $      2,883        $      1,055
                                                                                     ============        ============




          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


(1) BASIS OF PRESENTATION

     Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Energy Partners, Ltd.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company maintains a website at www.eplweb.com which contains information about the Company including links to the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments. The Company's web site and the information contained in it and connected to it shall not be deemed incorporated by reference into this Report on Form 10-Q.

     The financial information as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

(2) STOCK-BASED COMPENSATION

        The Company has two stock award plans, the Amended and Restated 2000 Long Term Stock Incentive Plan and the 2000 Stock Option Plan for Non-Employee Directors (the Plans). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board's Opinion No. 25, "Accounting For Stock Issued to Employees" (Opinion No. 25). However, Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting For Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure," (Statement 148) permits the continued use of the intrinsic value-based method prescribed by Opinion No. 25, but requires additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by Statement 123 had been applied. There were no options granted in the first quarter 2003. Accordingly, the pro forma stock option expense was calculated using the assumptions as described in our Form 10-K for the year ended December 31, 2002. If compensation expense for the Plans had been determined using the fair-value method in Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                      2003                2002
                                                                                  ------------        ------------
Net income (loss) available to common stockholders:
   As reported ............................................................       $     13,327        $     (6,538)
   Pro forma ..............................................................       $     13,046        $     (7,142)
Basic earnings (loss) per share:
   As reported ............................................................       $       0.48        $      (0.24)
   Pro forma ..............................................................       $       0.47        $      (0.26)
Diluted earnings (loss) per share:
   As reported ............................................................       $       0.44        $      (0.24)
   Pro forma ..............................................................       $       0.43        $      (0.26)
Stock-option based employee compensation cost,
  net of tax, included in net income (loss) as reported ...................       $         28        $        125

(3) BUSINESS COMBINATION

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

      The acquisition was completed for $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the Series D Preferred Stock), with a fair value of $34.7 million discounted to give effect to the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes (the Notes) due 2009 (immediately callable at par), 574,931 shares of common stock with a fair value of approximately $3.0 million determined based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were agreed to and announced. We also paid $9.0 million of cash including $3.9 million of accrued interest and prepayment fees paid to former debt holders, and warrants to purchase four million shares of the Company's common stock. Of the warrants, one million have a strike price of $9.00 and three million have a strike price of $11.00 per share. The warrants had a fair value of approximately $3.0 million based on a third party valuation. In addition, the Company incurred approximately $3.6 million of expenses in connection with the acquisition and assumed HHOC's working capital deficit.

      In addition, former preferred stockholders of HHOC have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by HHOC as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually beginning March 3, 2003 and ending March 1, 2007. The cumulative percentage remitted to the participants is 20% for March 3, 2003, 30% for March 1, 2004, 35% for March 1, 2005, 40% for March 1, 2006 and 50% for March 1, 2007. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. On March 17, 2003, the Company capitalized, as

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

additional purchase price, and paid additional consideration of $0.9 million related to the March 3, 2003 contingent consideration payment date. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual revaluations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price.

     Following the completion of the acquisition, management of the Company assessed the technical and administrative needs of the combined organization. As a result, 14 redundant positions were eliminated including finance, administrative, geophysical and engineering positions in New Orleans and Houston. All terminated employees were informed of their termination date and severance benefits prior to March 31, 2002. Total severance costs under the plan was $1.2 million.

(4) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's convertible preferred stock, options and warrants were converted to common stock.

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three months ended March 31, 2003. The diluted loss per share calculation for the three months ended March 31, 2002 produces results that are anti-dilutive, therefore, the diluted loss per share amount as reported for that period in the accompanying consolidated statements of operations is the same as the basic loss per share amount.

                                                                       Weighted
                                                    Net Income          Average
                                                     Available          Common
                                                     to Common          Shares              Earnings
                                                   Stockholders       Outstanding          Per Share
                                                  --------------     --------------     --------------
                                                        (In thousands, except per share amounts)

Three months ended March 31, 2003:
        Basic ...............................     $       13,327             27,651     $         0.48
        Effect of dilutive securities:
              Preferred stock ...............                855              4,375
              Stock options .................                 --                321
              Warrants ......................                 --                154
                                                  --------------     --------------     --------------
        Diluted .............................     $       14,182             32,501     $         0.44


(5) HEDGING ACTIVITIES

     The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange ("NYMEX") for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month. The Company also uses financially-settled crude oil and natural gas swaps, zero-cost collars and options that provide floor prices with varying upside price participation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

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

     The Company had the following hedging contracts as of March 31, 2003:

                                    Natural Gas Positions
---------------------------------------------------------------------------------------------
                                                                             Volume (Mmbtu)
                                                                           ------------------
 Remaining Contract Term       Contract Type      Strike Price ($/Mmbtu)   Daily      Total
------------------------    -------------------   ----------------------   ------   ---------
04/03 - 06/03.............         Swap                         $5.04      10,000     910,000
04/03 - 06/03.............  Combination options     $4.67/$6.06/$6.16      15,000   1,365,000
04/03 - 01/04.............        Collar                  $3.50/$5.25      10,000   3,060,000
04/03 - 01/04.............        Collar                  $3.50/$5.40      10,000   3,060,000
02/04 - 12/04.............        Collar                  $3.50/$8.00      10,000   3,350,000



                                     Crude Oil Positions
---------------------------------------------------------------------------------------------
                                                                             Volume (Bbls)
                                                                           ------------------
 Remaining Contract Term       Contract Type       Strike Price ($/Bbl)    Daily      Total
------------------------    -------------------   ----------------------   ------   ---------
04/03 - 06/03.............         Swap                        $29.90       1,000      91,000
04/03 - 12/03.............         Swap                        $26.36       2,000     550,000
04/03 - 12/03.............         Swap                        $26.12       1,000     275,000

     For the three months ended March 31, 2003 and 2002, hedging activities reduced oil and natural gas revenues by $7.4 million and increased natural gas revenues by $1.3 million, respectively.

     For the three months ended March 31, 2003, losses of $4.7 million, net of tax, were transferred from accumulated other comprehensive loss, and the fair value of outstanding derivative instruments decreased by $6.8 million ($4.4 million net of tax) to a liability of $2.8 million ($1.8 million net of tax) resulting in an ending liability of $1.8 million related to hedging activities in accumulated other comprehensive loss at March 31, 2003. For the three months ended March 31, 2002, gains of $0.9 million, net of tax, were transferred from accumulated other comprehensive loss, and the fair value of outstanding derivative instruments decreased by $6.1 million ($3.9 million net of tax) to a liability of $5.9 million ($3.8 million net of tax) resulting in an ending balance of $3.8 million related to hedging activities in accumulated other comprehensive loss at March 31, 2002. Based upon current prices, the Company expects to transfer approximately $3.2 million of net deferred losses in accumulated other comprehensive loss as of March 31, 2003 to earnings during the next twelve months when the forecasted transactions actually occur.

(6) CONTINGENCIES

     In the ordinary course of business, the Company is a defendant in various legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

(7) ASSET RETIREMENT OBLIGATION

     In 2001, the Financial Accounting Standards Board (FASB) issued Statement 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company adopted Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company previously recorded estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and natural gas properties and recorded a separate liability for such amounts in other liabilities. The effect of adopting Statement 143 on the Company's results of operations and financial condition included a net increase in long-term liabilities of $14.2 million; an increase in net property, plant and equipment of $17.8 million; a cumulative effect of adoption income of $2.3 million, net of deferred income taxes of $1.3 million.

      The following pro forma data summarizes the Company's net loss and net loss per share as if the Company had adopted the provisions of Statement 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $ 33.3 million (in thousands, except per share amounts):

                                                                                            March 31,
                                                                                              2002
                                                                                          ------------
Net loss available to common stockholders, as reported ..............................     $     (6,538)
Pro forma adjustments to reflect retroactive adoption of Statement 143 ..............              149
                                                                                          ------------
Pro forma net loss ..................................................................     $     (6,389)
                                                                                          ============
Net loss per share:
  Basic - as reported ...............................................................     $      (0.24)
                                                                                          ============
  Basic - pro forma .................................................................     $      (0.23)
                                                                                          ============
  Diluted - as reported .............................................................     $      (0.24)
                                                                                          ============
  Diluted - pro forma ...............................................................     $      (0.23)
                                                                                          ============


      The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the three months ended March 31, 2003 (in thousands):

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                     Asset
                                                   Retirement
                                                   Obligation
                                                  ------------
December 31, 2002 ...........................     $     22,669
   Net impact of initial adoption ...........           14,211
   Accretion expense ........................              535
   Liabilities incurred .....................              259
   Liabilities settled ......................             (173)
                                                  ------------
March 31, 2003 ..............................     $     37,501
                                                  ============


(8) ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, Accounting for Stock-Based Compensation, to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. The Company is currently assessing the impact of the transition options presented in Statement 148 and adoption of the disclosure provisions required by Statement 148 are included in note 2.

(9) SUBSEQUENT EVENT

    On April 16, 2003, the Company completed the public offering of 6.8 million shares of its common stock, which was priced at $9.50 per share. The offering included 4.2 million shares offered by the Company, 1.7 million shares offered by Evercore Capital Partners L.P. and certain of its affiliates, and 0.9 million shares offered by Energy Income Fund, L.P. In addition, the underwriters have exercised their option to purchase 1.0 million additional shares to cover over-allotments, the proceeds from which go to selling shareholders and not to the Company. After payment of underwriting discounts and commissions, the offering generated net proceeds to the Company of approximately $38.0 million. After expenses of approximately $0.4 million, the proceeds are being used to repay a portion of its existing borrowings under the Company's $100 million bank credit facility.

(10) RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in fiscal 2003.

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

    On January 15, 2002, we closed the acquisition of Hall-Houston Oil Company
(HHOC) and certain affiliated interests. At closing, we issued $38.4 million liquidation preference of newly authorized Series D Exchangeable Convertible Preferred Stock, with a fair value of $34.7 million, discounted to effect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes (the Notes) due 2009 (immediately callable at par) and 574,931 shares of common stock. We also paid $9.0 million of cash including $3.9 million of accrued interest and prepayment fees paid to former debt holders, assumed HHOC's working capital deficit and issued warrants, with a fair market value of approximately $3.0 million, to purchase four million shares of common stock. Former preferred stockholders of HHOC also received the right to receive contingent consideration related to future proved reserve additions generally to come from certain exploratory prospect acreage held by HHOC as of the closing date. We have included the results of operations from the HHOC acquisition with ours from the closing date of January 15, 2002.

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

                                                            Three Months Ended
                                                                March 31,
                                                     -------------------------------
                                                         2003               2002
                                                     ------------       ------------
NET PRODUCTION (per day):
     Oil (Bbls)                                             8,012              8,876
     Natural gas (Mcf)                                     70,007             53,345
         Total barrels of oil equivalent (Boe)             19,680             17,767
OIL & NATURAL GAS REVENUES (in thousands):
     Oil                                             $     21,803       $     16,238
     Natural gas                                           35,151             13,303
         Total oil & natural gas revenues                  56,954             29,541
AVERAGE SALES PRICES (1):
     Oil (per Bbl)                                   $      30.24       $      20.33
     Natural gas (per Mcf)                                   5.58               2.77
         Average sales price (per Boe)                      32.16              18.47
AVERAGE COSTS (per Boe):
     Lease operating expense                         $       4.53       $       5.50
     Taxes, other than on earnings                           1.34               0.97
     Depreciation, depletion, and amortization               9.92              10.25

(1)  Net of the effect of hedging transactions

PRODUCTION

     CRUDE OIL AND CONDENSATE. Our net oil production for the first quarter of 2003 decreased to 8,012 barrels (Bbls) per day from 8,876 Bbls per day in the first quarter of 2002. The decrease was the result of fewer workovers/recompletions on oil wells in the first quarter of 2003 combined with natural reservoir declines.

     NATURAL GAS. Our net natural gas production for the first quarter of 2003 increased to 70,007 thousand cubic feet of natural gas (Mcf) per day from 53,345 Mcf per day in the first quarter of 2002. The increase was the result of new production from natural gas wells completed subsequent to the first quarter 2002, partially offset by natural reservoir declines.

REALIZED PRICES

     CRUDE OIL AND CONDENSATE. Our average realized oil price in the first quarter of 2003 was $30.24 per Bbl, an increase of 49% from an average realized price of $20.33 per Bbl in the first quarter of 2002. Hedging activities in 2003 reduced oil price realizations by $2.45 per Bbl or 7% from the $32.69 per Bbl that would have otherwise been received. We did not have any oil hedging contracts in place in the first quarter of 2002.

     NATURAL GAS. Our average realized natural gas price in the first quarter of 2003 was $5.58 per Mcf, an increase of 101% from an average realized price of $2.77 per Mcf in the first quarter of 2002. Hedging activities in 2003 decreased natural gas price realizations by $0.90 per Mcf, or 14% from the $6.48 per Mcf that would have otherwise been received. In 2002, hedging activities increased natural gas price realizations by $0.28 per Mcf from the $2.49 per Mcf that would have otherwise been received.

NET INCOME AND REVENUES

     Our oil and natural gas revenues increased 93% to $57.0 million in the first quarter of 2003 from $29.5 million in the first quarter of 2002. Production volumes increased 11%, and combined with the sharp increase in prices, resulted in significantly higher revenues.

     We recognized net income of $14.2 million in the first quarter of 2003 compared to a net loss of $5.8 million in the first quarter of 2002. The increase in net income was primarily due to the increase in oil and natural gas revenues previously discussed. In addition, the following items had a significant impact on our net income or loss in these periods and affect the comparability of the results of operations for the periods:

     o In January 2003, we adopted the Financial Accounting Standards Boards' Statement 143, Accounting for Asset Retirement Obligations (Statement
          143), using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We previously recorded estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and natural gas properties and recorded a separate liability for such amounts in other liabilities. The effect of adopting Statement 143 on the results of operations included a cumulative effect of adoption income of $2.3 million net of deferred income taxes.

     o In March 2002, in connection with management's plan to reduce costs and effectively combine the operations of HHOC with ours, we executed a severance plan and recorded an expense of $1.2 million.

OPERATING EXPENSES

Operating expenses during the three-month period ended March 31, 2003 were impacted by the following:

     o Lease operating expense decreased to $8.0 million in the first quarter of 2003 from $8.8 million in the first quarter of 2002. The decrease was primarily attributable to the concerted effort to reduce operating costs at our East Bay field and a reduced level of workover expenses.

     o Taxes, other than on earnings, increased to $2.4 million in the first quarter of 2003 from $1.6 million in the first quarter of 2002. The $0.8 million increase was due to an increase in the production volumes and prices received for our oil and natural gas production on state leases, primarily at East Bay, subject to Louisiana severance taxes.

     o Depreciation, depletion and amortization increased to $17.6 million in the first quarter of 2003 from $16.4 million in the first quarter of 2002. The increase was due to the increased depreciable asset base and increased production volumes.

     o Other general and administrative expenses increased to $7.4 million in the first quarter of 2003 from $6.3 million in the first quarter of 2002. The increase was primarily due to increased compensation expense ($2.2 million) partially offset by decreased consultant fees ($0.4 million), decreased insurance costs ($0.3 million) and decreased other costs ($0.4 million).

     o As previously discussed, $1.2 million of severance costs were incurred in the first quarter of 2002. Management assessed the personnel needs of the combined companies and implemented a plan to terminate 14 employees.

     o Non-cash stock-based compensation expense of $0.1 million was recognized in the first quarter of each of 2003 and 2002 related to restricted stock grants made to employees.

OTHER INCOME AND EXPENSE

     INTEREST. Interest expense increased to $1.8 million in the first quarter of 2003 from $1.6 million in the first quarter of 2002 as a result of increased borrowings under our bank facility and the issuance of the Notes on January 15, 2002.


LIQUIDITY AND CAPITAL RESOURCES

     We intend to use cash flows from operations before changes in working capital to fund our future capital expenditure program. Our future cash flows from operations before changes in working capital will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices we receive for oil and natural gas. We may, from time to time, use the availability of our bank credit facility for working capital needs.

     Our bank credit facility, as amended on January 15, 2002, consists of a revolving line of credit with a group of banks available through March 30, 2005 (the bank facility). The bank facility currently has a borrowing base of $100 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank facility permits both prime rate based borrowings and LIBOR based borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank facility is secured by substantially all of our oil and natural gas assets. The bank facility contains customary events of default and requires that we satisfy various financial covenants. After using proceeds from the public offering to pay a portion of our debt, as of May 8, 2003, we had $45 million outstanding and $55 million of credit capacity available under the bank facility. Also included in long-term debt in the consolidated balance sheet is $38.4 million of the Notes, which are due in January 2009.

     Net cash of $37.1 million used in investing activities in the first three months of 2003 consisted primarily of oil and natural gas property capital and exploration expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first three months of 2003, we completed two drilling projects and nine recompletion/workover projects, eight of which were successful. During the first three months of 2002, we completed one drilling projects and six recompletion/workover projects, five of which were successful. Cash and cash equivalents at March 31, 2003 were $2.9 million.

     Our 2003 capital expenditure budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases. We currently intend to allocate approximately 65% of our budget on an annual basis on low risk development and exploitation activities, approximately 25% to moderate risk exploration opportunities and approximately 10% to higher risk, higher potential exploration opportunities. Our capital expenditure budget for 2003 is currently approximately $90 million. The level of our capital expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2003 capital expenditures.

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

    Our annual report on Form 10-K for the year ended December 31, 2002 included a discussion of our contractual obligations; as a result, the only change to that disclosure is the increase in borrowings under our bank facility discussed herein.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, Accounting for Stock-Based Compensation, to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. The Company is currently assessing the impact of the transition options presented in Statement 148 and adoption of the disclosure provisions required by Statement 148 are included in note 2 of the financial statements.

FORWARD LOOKING INFORMATION

     All statements other than statements of historical fact contained in this Report and other periodic reports filed by us under the Securities Exchange Act of 1934 and other written or oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause our actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. We refer you specifically to the section "Additional Factors Affecting Business" in Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the bank facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2003, $80 million of our long-term debt had variable interest rates, while the remaining long-term debt had fixed interest rates. If market interest rates average 1% higher or lower in the first quarter of 2004 than in 2003, interest expense for the quarter on variable rate debt would increase (decrease), and net income before income taxes would increase (decrease) by approximately $0.2 million based on the total variable rate debt outstanding at March 31, 2003.

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

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of March 31, 2003, we had the following contracts in place:

                                    Natural Gas Positions
---------------------------------------------------------------------------------------------
                                                                             Volume (Mmbtu)
                                                                           ------------------
 Remaining Contract Term       Contract Type      Strike Price ($/Mmbtu)   Daily      Total
------------------------    -------------------   ----------------------   ------   ---------
04/03 - 06/03.............         Swap                         $5.04      10,000     910,000
04/03 - 06/03.............  Combination options     $4.67/$6.06/$6.16      15,000   1,365,000
04/03 - 01/04.............        Collar                  $3.50/$5.25      10,000   3,060,000
04/03 - 01/04.............        Collar                  $3.50/$5.40      10,000   3,060,000
02/04 - 12/04.............        Collar                  $3.50/$8.00      10,000   3,350,000



                                     Crude Oil Positions
---------------------------------------------------------------------------------------------
                                                                             Volume (Bbls)
                                                                           ------------------
 Remaining Contract Term       Contract Type       Strike Price ($/Bbl)    Daily      Total
------------------------    -------------------   ----------------------   ------   ---------
04/03 - 06/03.............         Swap                        $29.90       1,000      91,000
04/03 - 12/03.............         Swap                        $26.36       2,000     550,000
04/03 - 12/03.............         Swap                        $26.12       1,000     275,000


     Our hedged volume as of March 31, 2003 approximated 22% of our estimated production from proved reserves for the balance of the terms of the contracts.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At March 31, 2003, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price was a $5.1 million increase in the combined estimated loss.

      For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

ITEM 4. CONTROLS AND PROCEDURES

   Within 90 days prior to the filing date of this Report, under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company completed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures are effective with respect to timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this Report as it relates to the Company and its consolidated subsidiaries. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

99.1 Certification Accompanying Form 10-Q Report of Energy Partners, Ltd. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and (b)).


(b)      Reports on Form 8-K:

         On March 17, 2003 the Company filed a current report on Form 8-K, reporting, under Items 5 and 7, the filing of a registration statement with the Securities and Exchange Commission relating to a proposed public offering of up to $80.5 million of common stock.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ENERGY PARTNERS, LTD.



Date: May 12, 2003                      By: /s/ SUZANNE V. BAER
                                            -----------------------------------
                                            Suzanne V. Baer
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Authorized Officer and Principal
                                            Financial Officer)

 CERTIFICATIONS OF THE EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER AND
    CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER OF ENERGY PARTNERS, LTD.
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Suzanne V. Baer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Energy Partners, Ltd.

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SUZANNE V. BAER
------------------------------------
           Suzanne V. Baer
  Executive Vice President and Chief
          Financial Officer




Dated: May 12, 2003

I, Richard A. Bachmann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Energy Partners, Ltd.

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD A. BACHMANN
--------------------------------------
         Richard A. Bachmann
    Chairman, President and Chief
          Executive Officer



Dated: May 12, 2003

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------

         99.1     Certification Accompanying Form 10-Q Report of Energy
                  Partners, Ltd. Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 (Chapter 63, Title 18 U.S.C. Section 1350(a) and
                  (b)).