Form 10-Q
period 2003-06-30
ENERGY PARTNERS LTD
filed 2003-08-08
CIK 750199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------
                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended June 30, 2003

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

      As of July 31, 2003, there were 32,056,912 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                           -------
PART I          FINANCIAL STATEMENTS
   Item 1.  Financial Statements:
           Consolidated Balance Sheets as of June 30, 2003 and
                December 31, 2002............................................................................3
           Consolidated Statements of Operations for the three and six months ended
                June 30, 2003 and 2002.......................................................................4
           Consolidated Statements of Cash Flows for the six months ended
                June 30, 2003 and 2002.......................................................................5
           Notes to Consolidated Financial Statements .......................................................6
   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations.......................................................................13
   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......................................18
   Item 4.  Controls and Procedures.........................................................................19

PART II         OTHER INFORMATION
   Item 4.  Submission of Matters to the Vote of Security Holders...........................................20
   Item 6.  Exhibits and Reports on Form 8-K................................................................20

ITEM 1. FINANCIAL STATEMENTS

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                 June 30,     December 31,
                                                                                   2003          2002
                                                                                 ---------     ---------
                                                                                (Unaudited)
                                     ASSETS
Current assets:
            Cash and cash equivalents                                            $   8,796     $     116
            Trade accounts receivable -- net of allowance for
                        doubtful accounts of $1,351 in 2003 and 2002                34,674        25,824
            Deferred tax asset                                                       1,530         1,221
            Prepaid expenses                                                         2,506         1,868
                                                                                 ---------     ---------
                                    Total current assets                            47,506        29,029
Property and equipment, at cost under the successful efforts
            method of accounting for oil and natural gas properties                552,283       471,840
Less accumulated depreciation, depletion and amortization                         (165,177)     (121,034)
                                                                                 ---------     ---------
                                    Net property and equipment                     387,106       350,806
Other assets                                                                         4,817         3,463
Deferred financing costs -- net of accumulated amortization
            of $2,570 in 2003 and $2,365 in 2002                                       728           922
                                                                                 ---------     ---------
                                                                                 $ 440,157     $ 384,220
                                                                                 =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
            Accounts payable                                                     $  14,057     $   8,869
            Accrued expenses                                                        32,372        43,533
            Fair value of commodity derivative instruments                           4,250         3,392
            Current maturities of long-term debt                                        96            92
                                                                                 ---------     ---------
                                    Total current liabilities                       50,775        55,886
Long-term debt                                                                      78,638       103,687
Deferred income taxes                                                               21,501         9,033
Other                                                                               39,037        23,692
                                                                                 ---------     ---------
                                                                                   189,951       192,298
Stockholders' equity:
            Preferred stock, $1 par value, authorized 1,700,000 shares;
                        372,654 issued and outstanding; aggregate liquidation
                        value $37,265,382                                           34,902        35,359
            Common stock, par value $0.01 per share. Authorized
                        50,000,000 shares; issued and outstanding:
                        2003 - 32,034,811 shares; 2002 - 27,550,466
                        shares                                                         320           276
            Additional paid-in capital                                             227,273       187,965
            Accumulated other comprehensive loss                                    (2,720)       (2,171)
            Accumulated deficit                                                     (9,569)      (29,507)
                                                                                 ---------     ---------
                                    Total stockholders' equity                     250,206       191,922
                                                                                 ---------     ---------
            Commitments and contingencies                                        $ 440,157     $ 384,220
                                                                                 =========     =========


          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                                Three Months Ended            Six Months Ended
                                                                                     June 30,                     June 30,
                                                                              -----------------------      -----------------------
                                                                                2003           2002           2003          2002
                                                                              --------      ---------      ---------      --------
Revenue:
    Oil and natural gas                                                       $ 54,146      $  36,725      $ 111,100      $ 66,266
    Other                                                                           73            138            356          (278)
                                                                              --------      ---------      ---------      --------
                                                                                54,219         36,863        111,456        65,988
                                                                              --------      ---------      ---------      --------
Costs and expenses:
    Lease operating                                                              9,427          8,544         17,444        17,344
    Taxes, other than on earnings                                                1,780          1,615          4,151         3,165
    Exploration expenditures and dry hole costs                                  3,929          1,118          5,236         3,440
    Depreciation, depletion and amortization                                    19,532         17,875         37,104        34,258
    General and administrative:
        Stock-based compensation                                                   353             77            479           204
        Severance costs                                                             --             --             --         1,211
        Other general and administrative                                         5,551          5,008         12,990        11,261
                                                                              --------      ---------      ---------      --------
            Total costs and expenses                                            40,572         34,237         77,404        70,883
                                                                              --------      ---------      ---------      --------
Income (loss) from operations                                                   13,647          2,626         34,052        (4,895)
                                                                              --------      ---------      ---------      --------
Other income (expense):
    Interest income                                                                 25             50             46            72
    Interest expense                                                            (1,608)        (1,837)        (3,429)       (3,438)
                                                                              --------      ---------      ---------      --------
                                                                                (1,583)        (1,787)        (3,383)       (3,366)
                                                                              --------      ---------      ---------      --------
            Income (loss) before income taxes and cumulative
                effect of change in accounting principle                        12,064            839         30,669        (8,261)
Income taxes                                                                    (4,500)          (393)       (11,191)        2,893
                                                                              --------      ---------      ---------      --------
            Income (loss) before cumulative effect of change
                in accounting principle                                          7,564            446         19,478        (5,368)
Cumulative effect of change in accounting principle,
    net of income taxes of $1,276                                                   --             --          2,268            --
                                                                              --------      ---------      ---------      --------
                Net income (loss)                                                7,564            446         21,746        (5,368)
Less dividends earned on preferred stock and accretion of
    discount and issuance costs                                                   (953)          (867)        (1,808)       (1,591)
                                                                              --------      ---------      ---------      --------
                Net income (loss) available to common
                    stockholders                                              $  6,611      $    (421)     $  19,938      $ (6,959)
                                                                              ========      =========      =========      ========
Earnings per share:
Basic:
 Before cumulative effect of change in accounting principle                   $   0.21      $   (0.02)     $    0.60      $  (0.25)
 Cumulative effect of change in accounting principle                          $     --      $      --      $    0.08      $     --
                                                                              --------      ---------      ---------      --------
 Basic earnings (loss) per share                                              $   0.21      $   (0.02)     $    0.68      $  (0.25)
                                                                              ========      =========      =========      ========
Diluted:
 Before cumulative effect of change in accounting principle                   $   0.21      $   (0.02)     $    0.57      $  (0.25)
 Cumulative effect of change in accounting principle                          $     --      $      --      $    0.06      $     --
                                                                              --------      ---------      ---------      --------
 Diluted earnings (loss) per share                                            $   0.21      $   (0.02)     $    0.63      $  (0.25)
                                                                              ========      =========      =========      ========
Weighted average common shares used in Computing income (loss) per share:
                  Basic                                                         31,291         27,456         29,481        27,414
                  Incremental common shares                                      4,838             --          4,837            --
                                                                              --------      ---------      ---------      --------
                  Diluted                                                       36,129         27,456         34,318        27,414
                                                                              ========      =========      =========      ========


          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                   -------------------------
                                                                                     2003             2002
                                                                                   --------         --------
Cash flows from operating activities:
    Net income (loss)                                                              $ 21,746         $ (5,368)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
            Cumulative effect of change in accounting principle, net of tax          (2,268)              --
            Depreciation, depletion and amortization                                 37,104           34,258
            Gain on sale of oil and natural gas assets                                 (207)              --
            Amortization of deferred revenue                                             --           (1,935)
            Stock-based compensation                                                    479              204
            Deferred income taxes                                                    11,192           (2,893)
            Exploration expenditures                                                  3,008            1,840
            Non-cash effect of derivative instruments                                    --              514
            Amortization of deferred financing costs                                    205              159
            Other                                                                       189               --
                                                                                   --------         --------
                                                                                     71,448           26,779
            Changes in operating assets and liabilities, net of
                acquisition in 2002:
                    Trade accounts receivable                                        (8,850)          (1,584)
                    Prepaid expenses                                                   (638)            (604)
                    Other assets                                                     (1,354)          (1,308)
                    Accounts payable and accrued expenses                               438          (24,609)
                    Other liabilities                                                  (118)          (1,048)
                                                                                   --------         --------
                        Net cash provided by (used in) operating activities          60,926           (2,374)
                                                                                   --------         --------
Cash flows used in investing activities:
    Acquisition of business, net of cash acquired                                      (850)         (10,661)
    Property acquisitions                                                            (4,081)          (1,142)
    Exploration and development expenditures                                        (59,114)         (10,488)
    Other property and equipment additions                                             (273)            (195)
    Proceeds from sale of oil and natural gas assets                                    579              647
                                                                                   --------         --------
                        Net cash used in investing activities                       (63,739)         (21,839)
                                                                                   --------         --------
Cash flows provided by financing activities:
    Bank overdraft                                                                       --             (808)
    Repayments of long-term debt                                                    (40,045)         (12,498)
    Equity offering costs                                                              (422)              --
    Proceeds from public offering, net of commissions                                38,000               --
    Proceeds from long-term debt                                                     15,000           40,000
    Dividends Paid                                                                   (1,304)          (1,229)
    Exercise of stock options and warrants                                              264               --
                                                                                   --------         --------
                        Net cash provided by financing activities                    11,493           25,465
                                                                                   --------         --------
                        Net increase in cash and cash equivalents                     8,680            1,252
Cash and cash equivalents at beginning of period                                        116               --
                                                                                   --------         --------
Cash and cash equivalents at end of period                                         $  8,796         $  1,252
                                                                                   ========         ========


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

      Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Energy Partners, Ltd.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 2002 and Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company maintains a website at www.eplweb.com which contains information about the Company including links to the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments. The Company's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Report on Form 10-Q.

      The financial information as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) STOCK-BASED COMPENSATION

      The Company has two stock award plans, the Amended and Restated 2000 Long Term Stock Incentive Plan and the 2000 Stock Option Plan for Non-Employee Directors (the Plans). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board's Opinion No. 25, "Accounting For Stock Issued to Employees" (Opinion No. 25). Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting For Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure," (Statement 148) permit the continued use of the intrinsic value-based method prescribed by Opinion No. 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by Statement 123 had been applied. If compensation expense for the Plans had been determined using the fair-value method in Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2003         2002          2003           2002
                                                           ----------   ----------    ----------     ----------
Net income (loss) available to common stockholders:
   As reported........................................     $    6,611   $     (421)   $   19,938     $   (6,959)
   Pro forma..........................................     $    6,311   $   (1,105)   $   19,364     $   (8,228)
Basic earnings (loss) per share:
   As reported........................................     $     0.21   $    (0.02)   $     0.68     $    (0.25)
   Pro forma..........................................     $     0.20   $    (0.04)   $     0.66     $    (0.30)
Diluted earnings (loss) per share:
   As reported........................................     $     0.21   $    (0.02)   $     0.63     $    (0.25)
   Pro forma..........................................     $     0.20   $    (0.04)   $     0.62     $    (0.30)
Stock-option based employee compensation
  cost, net of tax, included in net income
  (loss) as reported..................................     $       --   $       28    $       28     $      153

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      The acquisition was completed for $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the Series D Preferred Stock), with an issue date fair value of $34.7 million discounted to give effect to the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes (the Notes) due 2009 (immediately callable at par), 574,931 shares of common stock with a fair value of approximately $3.0 million determined based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were agreed to and announced, $9.0 million of cash including $3.9 million of accrued interest and prepayment fees paid to former debt holders, and warrants to purchase four million shares of the Company's common stock. Of the warrants, one million have a strike price of $9.00 and three million have a strike price of $11.00 per share. The warrants had a fair value of approximately $3.0 million based on a third party valuation. In addition, the Company incurred approximately $3.6 million of expenses in connection with the acquisition and assumed HHOC's working capital deficit.

      In addition, former preferred stockholders of HHOC have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by HHOC as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually beginning March 3, 2003 and ending March 1, 2007. The cumulative percentage remitted to the participants is 20% for March 3, 2003, 30% for March 1, 2004, 35% for March 1, 2005, 40% for March 1, 2006 and 50% for March 1, 2007. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. On March 17, 2003, the Company capitalized, as additional purchase price, and paid additional consideration of $0.9 million related to the March 3, 2003 contingent consideration payment date. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual revaluations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price.

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

      The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three and six month periods ended June 30,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2003. The diluted loss per share calculation for the three and six months ended June 30, 2002 produces results that are anti-dilutive, therefore, the diluted loss per share amount as reported for those periods in the accompanying consolidated statements of operations is the same as the basic loss per share amount.

                                                            WEIGHTED
                                            NET INCOME      AVERAGE
                                             AVAILABLE       COMMON
                                             TO COMMON       SHARES      EARNINGS
                                           STOCKHOLDERS   OUTSTANDING    PER SHARE
                                           ------------   -----------    ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended June 30, 2003:
        Basic...........................    $   6,611          31,291      $  0.21
        Effect of dilutive securities:
              Preferred stock...........          953           4,364
              Stock options.............           --             317
              Warrants..................           --             157
                                            ---------          ------      --------
        Diluted.........................    $   7,564          36,129      $  0.21


                                                            WEIGHTED
                                             NET INCOME     AVERAGE
                                              AVAILABLE      COMMON
                                              TO COMMON      SHARES      EARNINGS
                                            STOCKHOLDERS  OUTSTANDING    PER SHARE
                                           ------------   -----------    ---------
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Six months ended June 30, 2003:
        Basic...........................    $  19,938          29,481     $   0.68
        Effect of dilutive securities:
              Preferred stock...........        1,808           4,364
              Stock options.............           --             318
              Warrants..................           --             155
                                            ---------          ------     ---------
        Diluted.........................    $  21,746          34,318     $   0.63

(5) HEDGING ACTIVITIES

      The Company enters into hedging transactions with major financial institutions or counterparties with a credit rating of A or better to reduce exposure to fluctuations in the price of oil and natural gas. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange (NYMEX) for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month. The Company also uses financially-settled crude oil and natural gas swaps, zero-cost collars and options that provide floor prices with varying upside price participation.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            The Company had the following hedging contracts as of June 30, 2003:

                                       NATURAL GAS POSITIONS
------------------------------------------------------------------------------------------------
                                                                                VOLUME (MMBTU)
                                                                              ------------------
  REMAINING CONTRACT TERM         CONTRACT TYPE       STRIKE PRICE ($/MMBTU)  DAILY      TOTAL
---------------------------  ----------------------   ----------------------  ------   ---------
07/03 - 01/04............              Collar              $3.50/$5.25        10,000   2,150,000
07/03 - 01/04............              Collar              $3.50/$5.40        10,000   2,150,000
02/04 - 12/04............              Collar              $3.50/$8.00        10,000   3,350,000
07/03 - 12/03............       Combination options     $4.19/$6.12/$6.27     20,000   3,680,000
07/03 - 12/03............       Combination options     $4.17/$6.12/$6.27     10,000   1,840,000


                                    CRUDE OIL POSITIONS
------------------------------------------------------------------------------------------------
                                                                                VOLUME (BBLS)
                                                                              ------------------
  REMAINING CONTRACT TERM         CONTRACT TYPE        STRIKE PRICE ($/BBL)    DAILY     TOTAL
---------------------------  ----------------------   ----------------------  ------   ---------
07/03 - 12/03............             Swap                  $  26.36           2,000     368,000
07/03 - 12/03............             Swap                  $  25.30           1,000     184,000

      Subsequent to June 30, 2003 the Company entered into the following contracts:

                                    CRUDE OIL POSITIONS
------------------------------------------------------------------------------------------------
                                                                                VOLUME (BBLS)
                                                                              ------------------
  REMAINING CONTRACT TERM         CONTRACT TYPE        STRIKE PRICE ($/BBL)    DAILY     TOTAL
---------------------------  ----------------------   ----------------------  ------   ---------
01/04 - 12/04............             Swap                  $  27.35           1,500     549,000

      Hedging activities reduced natural gas and crude oil revenues by $1.3 million and $8.8 million in the three and six month periods ended June 30, 2003 and reduced natural gas and crude oil revenues by $1.4 million and $0.1 million in the three and six month periods ended June 30, 2002.

      The following table reconciles the change in accumulated other comprehensive income for the six month periods ending June 30, 2003 and 2002:

                                                                              SIX MONTHS ENDED
                                                                               JUNE 30, 2003
                                                                               (IN THOUSANDS)
                                                                            ---------------------
Accumulated other comprehensive loss as of December 31, 2002..........                  $  (2,171)
Net income............................................................      $   21,746
Other comprehensive loss - net of tax
     Hedging activities
          Reclassification adjustments for settled contracts..........           5,577
          Changes in fair value of outstanding hedging positions......          (6,126)
                                                                            ----------
              Total other comprehensive loss..........................            (549)      (549)
                                                                            ----------  ---------
Comprehensive income..................................................      $   21,197
                                                                            ==========
Accumulated other comprehensive loss as of June 30, 2003..............                  $  (2,720)
                                                                                        =========


                                                                              SIX MONTHS ENDED
                                                                                JUNE 30, 2002
                                                                                (IN THOUSANDS)
                                                                            ---------------------
Accumulated other comprehensive income as of December 31, 2001........                  $     981
Net loss..............................................................      $   (5,368)
Other comprehensive loss - net of tax
     Hedging activities
          Reclassification adjustments for settled contracts..........              88
          Changes in fair value of outstanding hedging positions......          (3,516)
                                                                            ----------
              Total other comprehensive loss..........................          (3,428)    (3,428)
                                                                            ----------  ---------
Comprehensive loss....................................................      $   (8,796)
                                                                            ==========
Accumulated other comprehensive loss as of June 30, 2002..............                  $  (2,447)
                                                                                        =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Based upon current prices, the Company expects to transfer approximately $4.3 million of net deferred losses in accumulated other comprehensive loss as of June 30, 2003 to earnings during the next twelve months when the forecasted transactions actually occur.

(6) ASSET RETIREMENT OBLIGATION

      In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company adopted Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company previously recorded estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and natural gas properties and recorded a separate liability for such amounts in other liabilities. The effect of adopting Statement 143 on the Company's results of operations and financial condition included a net increase in long-term liabilities of $14.2 million; an increase in net property, plant and equipment of $17.8 million; a cumulative effect of adoption income of $2.3 million, net of deferred income taxes of $1.3 million.

      The following pro forma data summarizes the Company's net loss and net loss per share as if the Company had adopted the provisions of Statement 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $ 33.3 million (in thousands, except per share amounts):

                                                                             THREE MONTHS         SIX MONTHS
                                                                                 ENDED               ENDED
                                                                             JUNE 30, 2002       JUNE 30, 2002
                                                                             -------------       -------------
Net loss available to common stockholders, as reported....................    $      (421)        $    (6,959)
Pro forma adjustments to reflect retroactive adoption of Statement 143....           (107)                 42
                                                                              -----------         -----------
Pro forma net loss........................................................    $      (528)        $    (6,917)
                                                                              ===========         ===========
Net loss per share:
  Basic - as reported.....................................................    $     (0.02)        $     (0.25)
                                                                              ===========         ===========
  Basic - pro forma.......................................................    $     (0.02)        $     (0.25)
                                                                              ===========         ===========
  Diluted - as reported...................................................    $     (0.02)        $     (0.25)
                                                                              ===========         ===========
  Diluted - pro forma.....................................................    $     (0.02)        $     (0.25)
                                                                              ===========         ===========

      The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the three months ended June 30, 2003 (in thousands):

                                                              ASSET
                                                           RETIREMENT
                                                           OBLIGATION
                                                           ----------
December 31, 2002.....................................    $   22,669
   Net impact of initial adoption.....................        14,211
   Accretion expense..................................           951
   Liabilities incurred...............................           387
   Liabilities settled................................          (269)
                                                          ----------
June 30, 2003.........................................    $   37,949
                                                          ==========

(7) ACCOUNTING PRONOUNCEMENTS

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. The Company is currently assessing the impact of the transition options presented in Statement 148 and adoption of the disclosure provisions required by Statement 148 are included in note 2.

      On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (Statement 149). Statement 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities statement 133). Statement 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of Statement 149 to have a material impact on its financial position or results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of Statement 149 to have a material impact on its financial position or results of operations or cash flows.

      Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets," became effective for us on July 1, 2001 and January 1, 2002, respectively. On adoption, the Company did not believe that these statements changed the existing authoritative literature specific to accounting for oil and natural gas producing properties. The Company believes the SEC and other accounting standards setters are currently reviewing the application of the accounting prescribed by these statements to the oil and natural gas industry. The result may be to require that mineral use rights, such as leasehold interests, be separately classified in the balance sheets of oil and natural gas companies. Specifically these standards may require that mineral use rights, including proved leaseholds acquired subsequent to June 30, 2001, be classified on the balance sheet as intangible assets. Accordingly, in a future filing the Company may be required to reclassify, on the balance sheets presented, mineral use rights, including leasehold interests, acquired subsequent to July 1, 2001. The reclassification would result in amounts being reclassified from "property and equipment" to "intangible acquired proved leaseholds" and "unproved intangible oil and natural gas properties." The amounts reclassified from "net property and equipment" would have no effect on depreciation, depletion and amortization, net income
(loss) available to common stockholders, total assets or total accumulated depreciation, depletion and amortization for the periods presented.

(8) PUBLIC OFFERING

      On April 16, 2003, the Company completed the public offering of approximately 6.8 million shares of its common stock (the Equity Offering), which was priced at $9.50 per share. The Equity Offering included 4.2 million shares offered by the Company, 1.7 million shares offered by Evercore Capital Partners L.P. and certain of its affiliates, and 0.9 million shares offered by Energy Income Fund, L.P. In addition, the underwriters exercised their option to purchase 1.0 million additional shares to cover over-allotments, the proceeds from which went to

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

selling shareholders and not to the Company. After payment of underwriting discounts and commissions, the offering generated net proceeds to the Company of approximately $38.0 million. After expenses of approximately $0.4 million, the proceeds were used to repay a portion of outstanding borrowings under the Company's $100 million revolving credit facility.

(9) SUBSEQUENT EVENT

      On August 5, 2003, the Company issued $150 million of 8.75% Senior Notes Due 2010 (the Senior Notes) in a Rule 144A private offering (the Debt Offering) at 100% of principal amount. After discounts and commissions and estimated offering expenses, the Company received $145.3 million, which is being used to redeem all of the outstanding 11% Senior Subordinated Notes Due 2009 (see note
3) and to repay substantially all of the borrowings outstanding under the Company's bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

      The Senior Notes mature on August 1, 2010 with interest payable each February 1 and August 1, commencing February 1, 2004. The indenture relating to the Senior Notes contains certain restrictions on the Company's ability to incur additional debt, pay dividends on its common stock, make investments, create liens on its assets, engage in transactions with its affiliates, transfer or sell assets and consolidate or merge substantially all of its assets. The Senior Notes are not subject to any sinking fund requirements.

      On July 28, 2003 the Company amended its bank credit facility in connection with the Debt Offering. The amendment reduced the borrowing base under the bank credit facility to $60 million upon consummation of the Debt Offering. The borrowing base will remain subject to redetermination based on the proved reserves of the oil and natural gas properties.

(10) CONTINGENCIES

      In the ordinary course of business, the Company is a defendant in various legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(11) RECLASSIFICATIONS

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

      On January 15, 2002, we closed the acquisition of Hall-Houston Oil Company ("HHOC") and certain affiliated interests. At closing, we issued $38.4 million liquidation preference of newly authorized Series D Exchangeable Convertible Preferred Stock, with an issue date fair value of $34.7 million, discounted to effect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes ("the Notes") due 2009 (immediately callable at par) and 574,931 shares of common stock. We also paid $9.0 million of cash including $3.9 million of accrued interest and prepayment fees paid to former debt holders, assumed HHOC's working capital deficit and issued warrants, with a fair market value of approximately $3.0 million, to purchase four million shares of common stock. Former preferred stockholders of HHOC also received the right to receive contingent consideration related to future proved reserve additions generally to come from certain exploratory prospect acreage held by HHOC as of the closing date. We have included the results of operations from the HHOC acquisition with ours from the closing date of January 15, 2002.

      On August 5, 2003, we issued $150 million of 8.75% Senior Notes Due 2010 ("the Senior Notes") in a Rule 144A private offering ("the Debt Offering") at 100% of principal amount. After discounts and commissions and estimated offering expenses, we received $145.3, which is being used to redeem all of our outstanding 11% Senior Subordinated Notes Due 2009 and to repay substantially all of the borrowings outstanding under our bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

      We amended our bank credit facility in connection with the Debt Offering. The amendment reduced the borrowing base under our bank credit facility to $60 million upon consummation of the Debt Offering. The borrowing base will remain subject to redetermination based on the proved reserves of the oil and natural gas properties.

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

RESULTS OF OPERATIONS

      The following table presents information about our oil and natural gas operations.

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                                   ---------------------------     ---------------------------
                                                       2003            2002            2003            2002
                                                   -----------     -----------     -----------     -----------
Net Production (per day):
     Oil (Bbls)                                          7,483           9,067           7,746           8,972
     Natural gas (Mcf)                                  73,607          56,550          71,817          54,956
         Total barrels of oil equivalent (Boe)          19,751          18,492          19,716          18,131
Oil and Natural Gas Revenues (in thousands):
     Oil                                           $    18,274     $    19,717     $    40,077     $    35,955
     Natural gas                                        35,872          17,008          71,023          30,311
         Total oil & natural gas revenues               54,146          36,725         111,100          66,266
Average Sales Prices (1):
     Oil (per Bbl)                                 $     26.84     $     23.90     $     28.59     $     22.14
     Natural gas (per Mcf)                                5.36            3.31            5.46            3.05
         Average sales price (per Boe)                   30.13           21.82           31.13           20.19
Average Costs (per Boe):
     Lease operating expense                       $      5.24     $      5.08     $      4.89     $      5.29
     Taxes, other than on earnings                        0.99            0.96            1.16            0.96
     Depreciation, depletion and amortization            10.87           10.62           10.40           10.44


(1)   Net of the effect of hedging transactions

PRODUCTION

      CRUDE OIL AND CONDENSATE. Our net oil production for the second quarter of 2003 decreased to 7,483 Bbls per day from 9,067 Bbls per day in the second quarter of 2002. Our net oil production for the first six months of 2003 decreased to 7,746 Bbls per day from 8,972 Bbls per day in the same period of 2002. The decrease was the result of less well-work performed on oil wells in the second quarter and first half of 2003 combined with natural reservoir declines.

      NATURAL GAS. Our net natural gas production for the second quarter of 2003 increased to 73,607 Mcf per day from 56,550 Mcf per day in the second quarter of 2002. Our net natural gas production for the first six months of 2003 increased to 71,817 Mcf per day from 54,956 Mcf per day in the same period of 2002. The increase was the result of new production from workovers/recompletions on natural gas wells combined with ten natural gas wells completed and brought on production subsequent to the second quarter 2002, partially offset by natural reservoir declines.

REALIZED PRICES

      CRUDE OIL AND CONDENSATE. Our average realized oil price in the second quarter of 2003 was $26.84 per Bbl, an increase of 12% from an average realized price of $23.90 per Bbl in the second quarter of 2002. Hedging activities reduced oil price realizations by $0.73 per Bbl or 3% from the $27.57 per Bbl that would have otherwise been received in the second quarter of 2003. In the second quarter of 2002, hedging activities reduced oil price realizations by $0.36 per Bbl or 1% from the $24.26 per Bbl that would have otherwise been received.

      Our average realized oil price in the first half of 2003 was $28.59 per Bbl, an increase of 29% from an average realized price of $22.14 per Bbl in the first half of 2002. Hedging activities reduced oil price realizations by $1.61 per Bbl from the $30.20 per Bbl that would have otherwise been received in the first half of 2003. In the first half of 2002, hedging activities reduced oil price realizations by $0.18 per Bbl or 1% from the $22.32 per Bbl that would have otherwise been received.

      NATURAL GAS. Our average realized natural gas price in the second quarter of 2003 was $5.36 per Mcf, an increase of 62% from an average realized price of $3.31 per Mcf in the second quarter of 2002. Hedging activities reduced natural gas price realizations by $0.12 per Mcf or 2% from the $5.48 per Mcf that would have otherwise been received in the second quarter of 2003. Hedging activities reduced natural gas price realizations by $0.22 per Mcf or 6% from the $3.53 per Mcf that would have otherwise been received in the second quarter of 2002.

      Our average realized natural gas price in the first half of 2003 was $5.46 per Mcf, an increase of 79% over an average realized price of $3.05 per Mcf in the first half of 2002. In the first half of 2003, hedging activities decreased natural gas price realizations by $0.50 per Mcf from the $5.96 per Mcf that would have otherwise been received. In the first half of 2002, hedging activities increased natural gas price realizations by $0.02 per Mcf from $3.03 per Mcf that would have otherwise been received.

NET INCOME AND REVENUES

      Our oil and natural gas revenues increased to $54.1 million in the second quarter of 2003 from $36.7 million in the second quarter of 2002. The significant increase is the result of a Boe production volume increase of 7%, combined with the sharp increase in oil and natural gas prices.

      Our oil and natural gas revenues increased to $111.1 million in the first half of 2003 from $66.3 million in the first half of 2002. The significant increase is a result of a Boe production volume increase of 9%, combined with the sharp increase in oil and natural gas prices.

      We recognized net income of $7.6 million in the second quarter of 2003 compared to net income of $0.4 million in the second quarter of 2002. We recognized net income of $21.7 million in the first half of 2003 compared to a net loss of $5.4 million in the first half of 2002. The increase in net income was primarily due to the increase in oil and natural gas revenues previously discussed and partially offset by higher operating costs. In addition, the following items had a significant impact on our net income or loss in these periods and affect the comparability of the results of operations for the periods:

- In January 2003, we adopted the Financial Accounting Standards Boards' Statement 143, Accounting for Asset Retirement Obligations, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We previously recorded estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and natural gas properties and recorded a separate liability for such amounts in other liabilities. The effect of adopting Statement 143 on the results of operations for the six months ended June 30, 2003 included a cumulative effect of adoption income of $2.3 million net of deferred income taxes.

- In March 2002, in connection with management's plan to reduce costs and effectively combine the operations of HHOC with ours, we executed a severance plan and recorded an expense of $1.2 million.

OPERATING EXPENSES

Operating expenses during the three and six month periods ended June 30, 2003 and 2002 were impacted by the following:

- Lease operating expense increased to $9.4 million in the second quarter of 2003 from $8.5 million in the second quarter of 2002. This is a result of the addition of production from new fields, with the timing and nature of workovers performed and higher than expected costs on non-operated fields.

      Lease operating expense increased slightly to $17.4 million in the first half of 2003 from $17.3 million in the first half of 2002. The slight increase is due to the reasons discussed above.

- Taxes, other than on earnings increased to $1.8 million in the second quarter of 2003 from $1.6 million in the second quarter of 2002. Taxes, other than on earnings increased to $4.2 million in the first half of 2003 from $3.2 million in the first half of 2002. The increases were due to increases in the production volumes and prices received for our oil and natural gas production on state leases, primarily at East Bay and Bay Marchand, subject to Louisiana severance taxes.

- Depreciation, depletion and amortization increased to $19.5 million in the second quarter of 2003 from $17.9 million in the second quarter of 2002.

      Depreciation, depletion and amortization increased to $37.1 million in the first half of 2003 from $34.3 million in the first half of 2002. The increases were due to the increased depreciable asset base combined with a shift in the production contribution from our various fields.

- Other general and administrative expenses increased to $5.6 million in the second quarter of 2003 from $5.0 million in the second quarter of 2002. The increase was primarily due to increased compensation expense ($0.3 million) as well as increases in various other costs.

      Other general and administrative expenses increased to $13.0 million in the first half of 2003 from $11.3 million in the first half of 2002. The increase was primarily due to additional personnel costs ($2.6 million), offset by eliminating redundant costs in the Houston and New Orleans offices and decreases in various other costs.

- As previously discussed, $1.2 million of severance costs were incurred in the first half of 2002 in connection with the HHOC acquisition. Management assessed the personnel needs of the combined companies and implemented a plan to terminate 14 employees.

- Non-cash stock-based compensation expense of $0.4 million was recognized in the second quarter of 2003 compared to $0.1 million in the second quarter of 2002. Non-cash stock-based compensation expense of $0.5 million was recognized in the first half of 2003 compared to $0.2 million recognized in the first half of 2002. The expense relates to restricted stock and stock option grants made to employees.

OTHER INCOME AND EXPENSE

      INTEREST. Interest expense decreased to $1.6 million in the second quarter of 2003 from $1.8 million in the second quarter of 2002. The decrease was a result of decreased borrowings under our bank facility. Interest expense for the year to date period remained constant at $3.4 million in 2003 and 2002.

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

      Our bank credit facility, as amended on July 28, 2003, consists of a revolving line of credit with a group of banks available through March 30, 2005 (the "bank facility"). The bank facility currently has a borrowing base of $60 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank facility permits both prime rate based borrowings and LIBOR based borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank facility is secured by substantially all of our oil and natural gas assets. The bank facility contains customary events of default and requires that we satisfy various financial covenants. Giving effect to use of proceeds from the Debt Offering, we have $0.1 million outstanding and $59.9 million of credit capacity available under the bank facility. Also included in long-term debt in the consolidated balance sheet is $38.4 million of the Notes, due in January 2009, which were redeemed on August 5, 2003 as a result of the Debt Offering. As a result of the Debt Offering, the Company now has outstanding $150 million in 8.75% Senior Notes due August 2010.

      Net cash of $63.7 million used in investing activities in the first six months of 2003 consisted primarily of oil and natural gas property capital and exploration expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities.

During the first half of 2003, we completed 9 drilling projects, 7 of which were successful and 19 recompletion/workover projects, 17 of which were successful. During the first half of 2002, we completed 3 drilling projects, all of which were successful and 11 recompletion/workover projects, 9 of which were successful.

      Our 2003 capital expenditure budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases. We currently intend to allocate approximately 65% of our budget on an annual basis to low risk development and exploitation activities, approximately 25% to moderate risk exploration opportunities and approximately 10% to higher risk, higher potential exploration opportunities. Our capital expenditure budget for 2003 is currently approximately $110 million. During the first six months of 2003, capital expenditures were approximately $56.7 million. The level of our capital expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2003 capital expenditures.

      We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that cash flows from operations before changes in working capital will be sufficient to meet our capital requirements for at least the next twelve months. Availability under the bank facility will be used to balance short-term fluctuations in working capital requirements. However, additional financing may be required in the future to fund our growth.

      Our annual report on Form 10-K for the year ended December 31, 2002 included a discussion of our contractual obligations; the only change to that disclosure during the six months ended June 30, 2003 is the decrease in borrowings under our bank facility discussed herein. Subsequent to June 30, 2003 as discussed above, we issued the Senior Notes in a Rule 144A private offering. We used $38.4 million of the net proceeds from the Debt Offering to redeem all of our outstanding 11% Senior Subordinated Notes Due 2009.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. We are currently assessing the impact of the transition options presented in Statement 148 and adoption of the disclosure provisions required by Statement 148 are included in note 2 of the financial statements.

      On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("Statement 149"). Statement 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We do not expect the adoption of Statement 149 to have a material impact on our financial position or results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of Statement 149 to have a material impact on our financial position or results of operations or cash flows.

      Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets," became effective for us on July 1, 2001 and January 1, 2002, respectively. On adoption, we did not believe that these statements changed the existing authoritative literature specific to accounting for oil and natural gas producing properties. We believe the SEC and other accounting standards setters are currently reviewing the application of the accounting prescribed by these statements to the oil and natural gas industry. The result may be to require that mineral use rights, such as leasehold interests, be separately classified in the balance sheets of oil and natural gas companies. Specifically these standards may require that mineral use rights, including proved leaseholds acquired subsequent to June 30, 2001, be classified on the balance sheet as intangible assets. Accordingly, in a future filing we may be required to reclassify, on the balance sheets presented, mineral use rights, including leasehold interests, acquired subsequent to July 1, 2001. The reclassification would result in amounts being reclassified from "property and equipment" to "intangible acquired proved leaseholds" and "unproved intangible oil and natural gas properties." The amounts reclassified from "net property and equipment" would have no effect on depreciation, depletion and amortization, net income (loss) available to common stockholders, total assets or total accumulated depreciation, depletion and amortization for the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the bank facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2003, $40 million of our long-term debt had variable interest rates, while the remaining long-term debt had fixed interest rates. If market interest rates had averaged 1% higher in the first half 2003, interest expense for the period on variable rate debt would have increased, and net income before income taxes would have decreased by approximately $0.3 based on total variable rate debt outstanding during the period. If market interest rates had averaged 1% lower in the first half of 2004 than in 2003, interest expense for the period on variable rate debt would have decreased, and net income before income taxes would have increased by approximately $0.3 million. After closing the Debt Offering and applying the proceeds there from, we will only have $100,000 outstanding on our variable rate debt.

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

      We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of June 30, 2003, we had the following contracts in place:

                                        NATURAL GAS POSITIONS
------------------------------------------------------------------------------------------------------

                                                                                    VOLUME (MMBTU)
                                                                                  --------------------
  REMAINING CONTRACT TERM       CONTRACT TYPE           STRIKE PRICE ($/MMBTU)    DAILY         TOTAL
-------------------------     -------------------     -----------------------     ------     ---------
07/03 - 01/04 ...........           Collar               $3.50/$5.25              10,000     2,150,000
07/03 - 01/04 ...........           Collar               $3.50/$5.40              10,000     2,150,000
02/04 - 12/04 ...........           Collar               $3.50/$8.00              10,000     3,350,000
07/03 - 12/03 ...........     Combination options     $4.19/$6.12/$6.27           20,000     3,680,000
07/03 - 12/03 ...........     Combination options     $4.17/$6.12/$6.27           10,000     1,840,000

                                                     CRUDE OIL POSITIONS
------------------------------------------------------------------------------------------------------
                                                                                     VOLUME (BBLS)
                                                                                  --------------------
REMAINING CONTRACT TERM           CONTRACT TYPE         STRIKE PRICE ($/BBL)      DAILY        TOTAL
-------------------------     -------------------     -----------------------     ------     ---------
07/03 - 12/03 .........               Swap                  $   26.36              2,000       368,000
07/03 - 12/03 .........               Swap                  $   25.30              1,000       184,000

      Subsequent to June 30, 2003 we entered into the following contracts:

                                                     CRUDE OIL POSITIONS
------------------------------------------------------------------------------------------------------
                                                                                     VOLUME (BBLS)
                                                                                  --------------------
REMAINING CONTRACT TERM           CONTRACT TYPE         STRIKE PRICE ($/BBL)      DAILY        TOTAL
-------------------------     -------------------     -----------------------     ------     ---------
01/04 - 12/04 .........               Swap                  $   27.35              1,500       549,000

      Our hedged volume as of June 30, 2003 approximated 27% of our estimated production from proved reserves for the balance of the terms of the contracts.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At June 30, 2003, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price was a $3.7 million increase in the combined estimated loss.

      For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of certain members of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company completed an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this report as it relates to the Company and its consolidated subsidiaries. There was no change in the Company's internal control over financial reporting during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our chief executive officer and chief financial officer have concluded, based on their evaluation as of the end of the period, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

a) At the Annual Meeting of Stockholders of the Company held on May 6, 2003, the stockholders elected certain directors to serve until the 2004 Annual Meeting of Stockholders.

      The voting tabulation is as follows:

                                                       FOR           AGAINST         WITHHELD
                                                       ---           -------         --------

Election as a Directors of the Company of:

Richard A. Bachmann                                  24,094,192         --            72,275
Austin M. Beutner                                    22,000,421         --         2,166,046
John C. Bumgarner, Jr                                22,089,826         --         2,076,641
Jerry D. Carlisle                                    24,104,886         --            61,581
Harold D. Carter                                     24,069,410         --            97,057
Robert D. Gershen                                    23,840,912         --           325,555
Gary L. Hall                                         24,102,336         --            64,131
William O. Hiltz                                     22,271,645         --         1,894,822
Dr. Eamon M. Kelly                                   24,069,210         --            97,257
John G. Phillips                                     23,838,912         --           327,555


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

10.1 First Amendment to the Third Amended and Restated Revolving Credit Agreement, among Energy Partners, Ltd., EPL of Louisiana, L.L.C. and Delaware EPL of Texas, LLC, the undersigned banks and financial institutions that are parties to the Credit Agreement and Bank One, N.A. dated as of July 28, 2003.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chairman, President, and Chief Executive Officer of Energy Partners, Ltd.

31.2 Rule 13a-14(c)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

32.0 Section 1350 Certifications.


(b)   Reports on Form 8-K:

      On April 3, 2003 the Company filed a current report on Form 8-K, reporting, under Items 5 and 7, the issuance of a press release regarding the preliminary results of a lease auction by the U.S.

      Department of the Interior, Minerals Management Service (the "MMS") where the Company was the high bidder for six lease blocks, an amended and restated stockholder agreement between the Company and certain of its stockholders, the issuance of a press release regarding the increase of the size of the Board of Directors and the issuance of a press release regarding recent exploration results.

      On May 5, 2003 the Company furnished a current report on Form 8-K, reporting, under Items 9 and 7, the issuance of a press release regarding 2003 first quarter earnings.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENERGY PARTNERS, LTD.

Date: August 8, 2003                   By:     /s/    SUZANNE V. BAER
                                               ---------------------------------
                                               Suzanne V. Baer
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Authorized Officer and Principal
                                               Financial Officer)

EXHIBIT INDEX

  Exhibit
   Number         Description of Exhibit
   ------         ----------------------


    10.1 First Amendment to the Third Amended and Restated Revolving Credit Agreement, among Energy Partners, Ltd., EPL of Louisiana, L.L.C. and Delaware EPL of Texas, LLC, the undersigned banks and financial institutions that are parties to the Credit Agreement and Bank One, N.A. dated as of July 28, 2003.

    31.1 Rule 13a-14(a)/15d-14(a) Certification of Chairman, President, and Chief Executive Officer of Energy Partners, Ltd.

    31.2 Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

    32.0          Section 1350 Certifications.