Form 10-Q
period 2003-09-30
ENERGY PARTNERS LTD
filed 2003-11-12
CIK 750199

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------
                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2003

                                       OR

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of October 31, 2003, there were 32,171,880 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I           FINANCIAL STATEMENTS

   Item 1.  Financial Statements:
            Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002..............       3

            Consolidated Statements of Operations for the three and nine months ended
                          September 30, 2003 and 2002...............................................       4

            Consolidated Statements of Cash Flows for the nine months ended September 30, 2003
                          and 2002..................................................................       5

            Notes to Consolidated Financial Statements .............................................       6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...      16

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................      22

   Item 4.  Controls and Procedures.................................................................      23

PART II          OTHER INFORMATION

   Item 4.  Submission of Matters to the Vote of Security Holders...................................      24

   Item 6.  Exhibits and Reports on Form 8-K........................................................      24

ITEM 1. FINANCIAL STATEMENTS

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                   September 30,   December 31,
                                                                       2003            2002
                                                                   -------------   ------------
                                                                    (Unaudited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                     $      89,539   $        116
     Trade accounts receivable -- net of allowance for
         doubtful accounts of $1,351 in 2003 and 2002                     30,150         25,824
     Deferred tax asset                                                      219          1,221
     Prepaid expenses                                                      1,882          1,868
                                                                   -------------   ------------
             Total current assets                                        121,790         29,029

Property and equipment, at cost under the successful efforts
     method of accounting for oil and natural gas properties             570,158        471,840
Less accumulated depreciation, depletion and amortization               (187,093)      (121,034)
                                                                   -------------   ------------
             Net property and equipment                                  383,065        350,806

Other assets                                                               6,151          3,463
Deferred financing costs -- net of accumulated amortization
     of $3,035 in 2003 and $2,365 in 2002                                  4,640            922
                                                                   -------------   ------------
                                                                   $     515,646   $    384,220
                                                                   =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $      14,560   $      8,869
     Accrued expenses                                                     22,611         43,533
     Fair value of commodity derivative instruments                          608          3,392
     Current maturities of long-term debt                                     98             92
                                                                   -------------   ------------
             Total current liabilities                                    37,877         55,886

Long-term debt                                                           150,343        103,687
Deferred income taxes                                                     25,575          9,033
Other                                                                     41,934         23,692
                                                                   -------------   ------------
                                                                         255,729        192,298

Stockholders' equity:
     Preferred stock, $1 par value, authorized 1,700,000 shares;
         368,076 issued and outstanding; aggregate liquidation
         value $36,807,590                                                34,684         35,359
     Common stock, par value $0.01 per share. Authorized
         50,000,000 shares; issued and outstanding:
         2003 - 32,158,936 shares; 2002 - 27,550,466
         shares                                                              322            276
     Additional paid-in capital                                          228,383        187,965
     Accumulated other comprehensive loss                                   (389)        (2,171)
     Accumulated deficit                                                  (3,083)       (29,507)
                                                                   -------------   ------------
             Total stockholders' equity                                  259,917        191,922
     Commitments and contingencies
                                                                   -------------   ------------
                                                                   $    515,646    $    384,220
                                                                   =============   ============

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                    Three Months Ended        Nine Months Ended
                                                                       September 30,             September 30,
                                                                  ------------------------------------------------
                                                                    2003         2002         2003         2002
                                                                  ---------    ---------    ---------    ---------
Revenue:
     Oil and natural gas                                          $  58,811    $  33,596    $ 169,911    $  99,862
     Other                                                               68           82          424         (196)
                                                                  ---------    ---------    ---------    ---------
                                                                     58,879       33,678      170,335       99,666
                                                                  ---------    ---------    ---------    ---------

Costs and expenses:
     Lease operating                                                 10,671        8,723       28,115       26,067
     Taxes, other than on earnings                                    1,768        1,676        5,919        4,841
     Exploration expenditures and dry hole costs                      3,999        4,509        9,235        7,949
     Depreciation, depletion and amortization                        22,341       16,059       59,445       50,317
     General and administrative:
         Stock-based compensation                                       340          123          819          327
         Severance costs                                                  -            -            -        1,211
         Other general and administrative                             6,174        4,739       19,164       16,000
                                                                  ---------    ---------    ---------    ---------
             Total costs and expenses                                45,293       35,829      122,697      106,712
                                                                  ---------    ---------    ---------    ---------

Income (loss) from operations                                        13,586       (2,151)      47,638       (7,046)
                                                                  ---------    ---------    ---------    ---------

Other income (expense):
     Interest income                                                    133           17          179           89
     Interest expense                                                (3,120)      (1,799)      (6,549)      (5,237)
                                                                  ---------    ---------    ---------    ---------
                                                                     (2,987)      (1,782)      (6,370)      (5,148)
                                                                  ---------    ---------    ---------    ---------

             Income (loss) before income taxes and cumulative
                 effect of change in accounting principle            10,599       (3,933)      41,268      (12,194)
Income taxes                                                         (3,875)       1,377      (15,066)       4,270
                                                                  ---------    ---------    ---------    ---------
             Income (loss) before cumulative effect of change
                 in accounting principle                              6,724       (2,556)      26,202       (7,924)
Cumulative effect of change in accounting principle,
     net of income taxes of $1,276                                        -            -        2,268            -
                                                                  ---------    ---------    ---------    ---------

             Net income (loss)                                        6,724       (2,556)      28,470       (7,924)

Less dividends earned on preferred stock and accretion of
     discount                                                          (883)        (876)      (2,691)      (2,467)
                                                                  ---------    ---------    ---------    ---------
             Net income (loss) available to common
                 stockholders                                     $   5,841    $  (3,432)   $  25,779    $ (10,391)
                                                                  =========    =========    =========    =========

Earnings per share:
Basic:
     Before cumulative effect of change in accounting principle   $    0.18    $   (0.12)   $    0.77    $   (0.38)
     Cumulative effect of change in accounting principle                  -            -         0.08            -
                                                                  ---------    ---------    ---------    ---------
     Basic earnings (loss) per share                              $    0.18    $   (0.12)   $    0.85    $   (0.38)
                                                                  =========    =========    =========    =========

Diluted:
     Before cumulative effect of change in accounting principle   $    0.18    $   (0.12)   $    0.75    $   (0.38)
     Cumulative effect of change in accounting principle                  -            -         0.06            -
                                                                  ---------    ---------    ---------    ---------
     Diluted earnings (loss) per share                            $    0.18    $   (0.12)   $    0.81    $   (0.38)
                                                                  =========    =========    =========    =========

Weighted average common shares used in
     computing income (loss) per share:
         Basic                                                       32,101       27,509       30,364       27,446
         Incremental common shares                                    4,806            -        4,792            -
                                                                  ---------    ---------    ---------    ---------
         Diluted                                                     36,907       27,509       35,156       27,446
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

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                               ----------------------
                                                                                 2003         2002
                                                                               ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                         $  28,470    $  (7,924)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
             Cumulative effect of change in accounting principle, net of tax      (2,268)           -
             Depreciation, depletion and amortization                             59,445       50,317
             Gain on sale of oil and natural gas assets                             (207)           -
             Amortization of deferred revenue                                          -       (2,792)
             Stock-based compensation                                                819          327
             Deferred income taxes                                                15,266       (4,270)
             Exploration expenditures                                              6,120        3,982
             Non-cash effect of derivative instruments                                 -          514
             Amortization of deferred financing costs                                670          258
             Other                                                                   233            -
                                                                               ---------    ---------

                                                                                 108,548       40,412
             Changes in operating assets and liabilities, net of acquisition in 2002:
                 Trade accounts receivable                                        (4,326)          58
                 Prepaid expenses                                                    (14)         699
                 Other assets                                                     (2,688)      (2,097)
                 Accounts payable and accrued expenses                               767      (25,326)
                 Other liabilities                                                  (663)      (1,579)
                                                                               ---------    ---------

                    Net cash provided by operating activities                    101,624       12,167
                                                                               ---------    ---------

Cash flows used in investing activities:
     Acquisition of business, net of cash acquired                                  (850)     (10,661)
     Property acquisitions                                                        (4,365)      (1,142)
     Exploration and development expenditures                                    (86,224)     (21,778)
     Other property and equipment additions                                         (534)        (250)
     Proceeds from sale of oil and natural gas assets                                579        1,069
                                                                               ---------    ---------

                    Net cash used in investing activities                        (91,394)     (32,762)
                                                                               ---------    ---------

Cash flows provided by financing activities:
     Bank overdraft                                                                    -         (808)
     Deferred financing costs                                                     (4,392)           -
     Repayments of long-term debt                                               (118,338)     (15,519)
     Equity offering costs                                                          (479)           -
     Proceeds from public stock offering, net of commissions                      38,000            -
     Proceeds from senior notes offering                                         150,000            -
     Proceeds from long-term debt                                                 15,000       43,000
     Dividends paid                                                               (1,304)      (1,229)
     Exercise of stock options and warrants                                          706            -
                                                                               ---------    ---------

                    Net cash provided by financing activities                     79,193       25,444
                                                                               ---------    ---------

                    Net increase in cash and cash equivalents                     89,423        4,849
Cash and cash equivalents at beginning of period                                     116            -
                                                                               ---------    ---------

Cash and cash equivalents at end of period                                     $  89,539    $   4,849
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

         The financial information as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                          -----------------------    -----------------------
                                                             2003         2002          2003         2002
                                                          ----------   ----------    ----------   ----------
Net income (loss) available to common stockholders:
   As reported ........................................   $    5,841   $   (3,432)   $   25,779   $  (10,391)
   Pro forma ..........................................   $    5,414   $   (4,116)   $   24,780   $  (12,344)
Basic earnings (loss) per share:
   As reported ........................................   $     0.18   $    (0.12)   $     0.85   $    (0.38)
   Pro forma ..........................................   $     0.17   $    (0.15)   $     0.82   $    (0.45)
Diluted earnings (loss) per share:
   As reported ........................................   $     0.18   $    (0.12)   $     0.81   $    (0.38)
   Pro forma ..........................................   $     0.17   $    (0.15)   $     0.78   $    (0.45)
Stock-option based employee compensation cost,
  net of tax, included in net income (loss) as
  reported ............................................   $       --   $       28    $       28   $      180

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

         Following the completion of the acquisition, management of the Company assessed the technical and administrative needs of the combined organization. As a result, 14 redundant positions were eliminated including finance, administrative, geophysical and engineering positions in New Orleans and Houston. All terminated employees were informed of their termination date and severance benefits prior to March 31, 2002. Total severance costs under the plan were $1.2 million.

(4) EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's convertible preferred stock, options and warrants were converted to common stock.

         The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2003. The diluted loss per share calculation for the three and nine months ended September 30, 2002 produces results that are anti-dilutive, therefore, the diluted loss per share amount

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

as reported for those periods in the accompanying consolidated statements of operations is the same as the basic loss per share amount.

                                                                                                       WEIGHTED
                                                                                       NET INCOME      AVERAGE
                                                                                       AVAILABLE        COMMON
                                                                                       TO COMMON        SHARES       EARNINGS
                                                                                      STOCKHOLDERS    OUTSTANDING    PER SHARE
                                                                                      ------------    -----------    ---------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended September 30, 2003:
        Basic.....................................................................    $      5,841         32,101    $    0.18
        Effect of dilutive securities:
              Preferred stock.....................................................             883          4,310
              Stock options.......................................................              --            330
              Warrants............................................................              --            166
                                                                                      ------------    -----------    ---------
        Diluted...................................................................    $      6,724         36,907    $    0.18

                                                                                                       WEIGHTED
                                                                                       NET INCOME      AVERAGE
                                                                                       AVAILABLE        COMMON
                                                                                       TO COMMON        SHARES       EARNINGS
                                                                                      STOCKHOLDERS    OUTSTANDING    PER SHARE
                                                                                      ------------    -----------    ---------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Nine months ended September 30, 2003:
        Basic.....................................................................    $     25,779         30,364    $    0.85
        Effect of dilutive securities:
              Preferred stock.....................................................           2,691          4,310
              Stock options.......................................................              --            323
              Warrants............................................................              --            159
                                                                                      ------------    -----------    ---------
        Diluted...................................................................    $     28,470         35,156    $    0.81

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company had the following hedging contracts as of September 30, 2003:

                                   NATURAL GAS POSITIONS
-----------------------------------------------------------------------------------------------
                                                                              VOLUME (Mmbtu)
                                                                            -------------------
REMAINING CONTRACT TERM       CONTRACT TYPE       STRIKE PRICE ($/Mmbtu)    DAILY       TOTAL
-----------------------    -------------------    ----------------------    -------------------
10/03 - 01/04..........         Collar              $3.50/$5.25             10,000    1,230,000
10/03 - 01/04..........         Collar              $3.50/$5.40             10,000    1,230,000
02/04 - 12/04..........         Collar              $3.50/$8.00             10,000    3,350,000
10/03 - 12/03..........    Combination options      $4.19/$6.12/$6.27       20,000    1,840,000
10/03 - 12/03..........    Combination options      $4.17/$6.12/$6.27       10,000      920,000

                                    CRUDE OIL POSITIONS
-----------------------------------------------------------------------------------------------
                                                                               VOLUME (Bbls)
                                                                            -------------------
REMAINING CONTRACT TERM       CONTRACT TYPE       STRIKE PRICE ($/Bbl)      DAILY       TOTAL
-----------------------    -------------------    ----------------------    -------------------
10/03 - 12/03..........           Swap                 $26.36               2,000       184,000
10/03 - 12/03..........           Swap                 $24.81               1,000        92,000
01/04 - 12/04..........           Swap                 $27.35               1,500       549,000
01/04 - 06/04..........          Collar                $25.00/$31.38        1,500       273,000
07/04 - 09/04..........          Collar                $24.00/$29.00        1,500       138,000

         Subsequent to September 30, 2003 the Company entered into the following contracts:

                                   CRUDE OIL POSITIONS
-----------------------------------------------------------------------------------------------
                                                                               VOLUME (Bbls)
                                                                            -------------------
REMAINING CONTRACT TERM       CONTRACT TYPE       STRIKE PRICE ($/Bbl)      DAILY       TOTAL
-----------------------    -------------------    ----------------------    -------------------
10/04 - 12/04..........          Collar               $24.00/$28.75          1,500      138,000

         Hedging activities reduced natural gas and crude oil revenues by $1.2 million and $10.0 million in the three and nine month periods ended September 30, 2003 and reduced natural gas and crude oil revenues by $1.6 million and $1.7 million in the three and nine month periods ended September 30, 2002.

         The following table reconciles the change in accumulated other comprehensive income for the nine month periods ending September 30, 2003 and 2002:

                                                                             NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2003
                                                                               (IN THOUSANDS)
                                                                            --------------------
Accumulated other comprehensive loss as of December 31, 2002                            $ (2,171)
Net income...............................................................   $ 28,470
Other comprehensive income - net of tax
        Hedging activities
                 Reclassification adjustments for settled contracts .....      6,416
                 Changes in fair value of outstanding hedging positions..     (4,634)
                                                                            --------
                          Total other comprehensive income...............      1,782       1,782
                                                                            --------    --------
Comprehensive income.....................................................   $ 30,252
                                                                            ========
Accumulated other comprehensive loss as of September 30, 2003                           $   (389)
                                                                                        ========

                                                                           NINE MONTHS ENDED
                                                                           SEPTEMBER 30, 2002
                                                                             (IN THOUSANDS)
                                                                          --------------------
Accumulated other comprehensive income as of December 31, 2001                        $    981
Net loss...............................................................   $ (7,924)
Other comprehensive loss - net of tax
        Hedging activities

                 Reclassification adjustments for settled contracts....      1,097
                 Changes in fair value of outstanding hedging positions     (5,168)
                                                                          --------
                          Total other comprehensive loss...............     (4,071)     (4,071)
                                                                          --------    --------
Comprehensive loss.....................................................   $(11,995)
                                                                          ========
Accumulated other comprehensive loss as of September 30, 2002                         $ (3,090)
                                                                                      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Based upon current prices, the Company expects to transfer approximately $0.7 million of net deferred losses in accumulated other comprehensive loss as of September 30, 2003 to earnings during the next twelve months when the forecasted transactions actually occur.

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

         The following pro forma data summarizes the Company's net loss and net loss per share as if the Company had adopted the provisions of Statement 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $ 33.3 million (in thousands, except per share amounts):

                                                           THREE MONTHS      NINE MONTHS
                                                               ENDED            ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                           -------------    -------------
                                                               2002             2002
                                                           -------------    -------------
Net loss available to common stockholders, as reported..   $      (3,432)   $     (10,391)
Pro forma adjustments to reflect retroactive adoption of
Statement 143...........................................            (107)             (65)
                                                           -------------    -------------
Pro forma net loss......................................   $      (3,539)   $     (10,456)
                                                           =============    =============
Net loss per share:
  Basic - as reported...................................   $       (0.12)   $       (0.38)
                                                           =============    =============
  Basic - pro forma.....................................   $       (0.13)   $       (0.38)
                                                           =============    =============
  Diluted - as reported.................................   $       (0.12)   $       (0.38)
                                                           =============    =============
  Diluted - pro forma...................................   $       (0.13)   $       (0.38)
                                                           =============    =============

         The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the nine months ended September 30, 2003 (in thousands):

                                                              ASSET
                                                           RETIREMENT
                                                           OBLIGATION
                                                           -----------
December 31, 2002.......................................   $    22,669
   Net impact of initial adoption.......................        14,211
   Accretion expense....................................         1,375
   Liabilities incurred.................................           387
   Liabilities settled..................................        (1,244)
   Revisions in estimated cash
      flows.............................................         3,437
                                                           -----------
September 30, 2003......................................   $    40,835
                                                           ===========

(7) NEW ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. The Company is currently assessing the impact of the transition options presented in Statement 148. The disclosures required by Statement 148 are included in note 2.

     On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (Statement 149). Statement 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company has adopted Statement 149 which did not have a material impact on its financial position or results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted Statement 150 which did not have a material impact on its financial position or results of operations or cash flows.

     Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets," became effective for us on July 1, 2001 and January 1, 2002, respectively. On adoption, the Company did not believe that these statements changed the existing authoritative literature specific to accounting for oil and natural gas producing properties. The Company believes accounting standards setters are currently reviewing the application of the accounting prescribed by these statements to the oil and natural gas industry. The result may be to require that mineral use rights, such as leasehold interests, be separately classified in the balance sheets of oil and natural gas companies. Specifically these standards may require that mineral use rights, including proved leaseholds acquired subsequent to June 30, 2001, be classified on the balance sheet as intangible assets. Accordingly, in a future filing the Company may be required to reclassify, on the balance sheets presented, mineral use rights, including leasehold interests, acquired subsequent to July 1, 2001. The reclassification would result in amounts being reclassified from "property and equipment" to "intangible acquired proved leaseholds" and "unproved intangible oil and natural gas properties." At September 30, 2003 the Company estimates that it had unproved and proved leaseholds of approximately $6.0 million and $100.0 million that would have been classified on the balance sheet as unproved intangible oil and natural gas properties and intangible acquired proved leaseholds, respectively, if the interpretation currently being deliberated had been applied. The amounts reclassified from "net property and equipment" would have no effect on depreciation, depletion and amortization, net income (loss) available to common stockholders, total assets or total accumulated depreciation, depletion and amortization for the periods presented.

(8) PUBLIC OFFERING

     On April 16, 2003, the Company completed the public offering of approximately 6.8 million shares of its common stock (the Equity Offering), which was priced at $9.50 per share. The Equity Offering included 4.2 million shares offered by the Company, 1.7 million shares offered by Evercore Capital Partners L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

and certain of its affiliates, and 0.9 million shares offered by Energy Income Fund, L.P. In addition, the underwriters exercised their option to purchase 1.0 million additional shares to cover over-allotments, the proceeds from which went to selling shareholders and not to the Company. After payment of underwriting discounts and commissions, the offering generated net proceeds to the Company of approximately $38.0 million. After expenses of approximately $0.4 million, the proceeds were used to repay a portion of outstanding borrowings under the Company's bank credit facility.

(9) INDEBTEDNESS

     On August 5, 2003, the Company issued $150 million of 8.75% Senior Notes Due 2010 (the Senior Notes) in a Rule 144A private offering (the Debt Offering) which allows unregistered transactions with qualified institutional buyers. In October 2003, the Company consummated an exchange offer pursuant to which it exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and estimated offering expenses, the Company received $145.6 million, which was used to redeem all of the outstanding 11% Senior Subordinated Notes Due 2009 (see note 3) and to repay substantially all of the borrowings outstanding under the Company's bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

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

(10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In connection with the Debt Offering, discussed above, all of the Company's current active subsidiaries (the Guarantor Subsidiaries) jointly, severally and unconditionally guaranteed the payment obligations under the Debt Offering. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations and cash flow information for Energy Partners, Ltd. (Parent Company Only) and for the Guarantor Subsidiaries. The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

     The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                   PARENT
                                                   COMPANY        GUARANTOR
                                                    ONLY         SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                ------------     ------------     ------------     ------------
                                                   ASSETS
Current assets:
  Cash and cash equivalents ...............     $     89,539     $         --     $         --     $     89,539
  Trade accounts receivable ...............           24,826            5,324               --           30,150
  Other current assets ....................           (8,199)          10,300               --            2,101
                                                ------------     ------------     ------------     ------------
      Total current assets ................          106,166           15,624               --          121,790

Property and equipment ....................          394,258          175,900               --          570,158
Less accumulated depreciation, depletion
  and amortization ........................         (124,612)         (62,481)              --         (187,093)
                                                ------------     ------------     ------------     ------------
      Net property and equipment ..........          269,646          113,419               --          383,065

Investment in affiliates ..................           93,563               --          (93,563)              --
Notes receivable, long-term ...............               --           80,000          (80,000)              --
Other assets ..............................           10,791               --               --           10,791
                                                ------------     ------------     ------------     ------------
                                                $    480,166     $    209,043     $   (173,563)    $    515,646
                                                ============     ============     ============     ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses         $     36,640     $        531     $         --     $     37,171
  Fair value of commodity derivative
    instruments ...........................              608               --               --              608
  Current maturities of long-term debt ....               --               98               --               98
                                                ------------     ------------     ------------     ------------
      Total current liabilities ...........           37,248              629               --           37,877

Long-term debt ............................          150,100           80,243          (80,000)         150,343
Other liabilities .........................           32,901           34,608               --           67,509
                                                ------------     ------------     ------------     ------------
                                                     220,249          115,480          (80,000)         255,729
Stockholders' equity
  Preferred stock .........................           34,684               --               --           34,684
  Common stock ............................              322               --               --              322
  Additional paid-in capital ..............          228,383               --               --          228,383
  Accumulated other comprehensive loss ....             (389)              --               --             (389)
  Accumulated deficit .....................           (3,083)          93,563          (93,563)          (3,083)
                                                ------------     ------------     ------------     ------------
      Total stockholders' equity                     259,917           93,563          (93,563)         259,917
                                                ------------     ------------     ------------     ------------
                                                $    480,166     $    209,043     $   (173,563)    $    515,646
                                                ============     ============     ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                       PARENT
                                                       COMPANY        GUARANTOR
                                                        ONLY         SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    ------------     ------------     ------------     ------------
Revenue:
  Oil and gas .................................     $    106,405     $      63,50     $         --     $    169,911
  Other .......................................           21,724              203          (21,503)             424
                                                    ------------     ------------     ------------     ------------
                                                         128,129           63,709          (21,503)         170,335
Costs and expenses:
  Lease operating expenses ....................           14,959           13,156               --           28,115
  Taxes, other than on earnings ...............              946            4,973               --            5,919
  Exploration expenditures ....................            8,935              300               --            9,235
  Depreciation, depletion and amortization ....           44,873           14,572               --           59,445
  General and administrative ..................           19,932           11,301          (11,250)          19,983
                                                    ------------     ------------     ------------     ------------
     Total Operating expenses .................           89,645           44,302          (11,250)         122,697

Income (loss) from operations .................           38,484           19,407          (10,253)          47,638

Interest expense, net .........................           (6,347)             (23)              --           (6,370)

Income before income taxes and cumulative
  effect of change in accounting principle ....           32,137           19,384          (10,253)          41,268

Income taxes ..................................          (15,066)              --               --          (15,066)
                                                    ------------     ------------     ------------     ------------
  Income before cumulative effect of
    change in accounting principle ............           17,071           19,384          (10,253)          26,202

  Cumulative effect of change in accounting
    principle .................................           11,399           (9,131)              --            2,268
                                                    ------------     ------------     ------------     ------------

Net income (loss) .............................     $     28,470     $     10,253     $    (10,253)    $     28,470
                                                    ============     ============     ============     ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                 (IN THOUSANDS)

                                                       PARENT
                                                      COMPANY         GUARANTOR
                                                        ONLY         SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    ------------     ------------     ------------     ------------
Net cash provided by operating activities           $     82,354     $     19,270     $         --     $    101,624

Cash flows used in investing activities:
  Acquisition of business, net of cash
    acquired ..................................             (850)              --               --             (850)
  Property acquisitions .......................           (4,363)              (2)              --           (4,365)
  Exploration and development
    expenditures...............................          (67,029)         (19,195)              --          (86,224)
  Other property and equipment
    additions .................................             (529)              (5)              --             (534)
  Proceeds from the sale of oil and natural
    gas assets ................................              579               --               --              579
                                                    ------------     ------------     ------------     ------------
Net cash used in investing activities .........          (72,192)         (19,202)              --          (91,394)

Cash flows provided by (used in) financing
  activities:
  Deferred financing costs ....................           (4,391)              --               --           (4,391)
  Repayments of long-term debt ................         (118,271)             (68)              --         (118,339)
  Equity offering costs .......................             (479)              --               --             (479)
  Proceeds from public offering net of
    commissions ...............................           38,000               --               --           38,000
  Proceeds from senior notes offering .........          150,000               --               --          150,000
  Proceeds from long-term debt ................           15,000               --               --           15,000
  Dividends paid ..............................           (1,304)              --               --           (1,304)
  Exercise of stock options and warrants ......              706               --               --              706
                                                    ------------     ------------     ------------     ------------
Net cash provided by (used in) financing
  activities ..................................           79,261              (68)              --           79,193
                                                    ------------     ------------     ------------     ------------

Net increase in cash and cash equivalents .....           89,423               --               --           89,423

Cash and cash equivalents at the
  beginning of the period .....................              116               --               --              116
                                                    ------------     ------------     ------------     ------------

Cash and cash equivalents at the end of
  the period ..................................     $     89,539     $         --     $         --     $     89,539
                                                    ============     ============     ============     ============

(11) CONTINGENCIES

     In the ordinary course of business, the Company is a defendant in various legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(12) RECLASSIFICATIONS

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

     We use the successful efforts method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Geological and geophysical and delay rental expenditures are expensed as incurred. We conduct many of our exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our annual report on Form 10-K for the fiscal year ended December 31, 2002, includes a discussion of our critical accounting policies, which have not significantly changed.

     On January 15, 2002, we closed the acquisition of Hall-Houston Oil Company ("HHOC") and certain affiliated interests. At closing, we issued $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock, with an issue date fair value of $34.7 million, discounted to effect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes ("the Notes") due 2009 (immediately callable at par) and 574,931 shares of common stock. We also paid $9.0 million of cash including $3.9 million of accrued interest and prepayment fees paid to former debt holders, assumed HHOC's working capital deficit and issued warrants, with a fair market value of approximately $3.0 million, to purchase four million shares of common stock. Former preferred stockholders of HHOC also received the right to receive contingent consideration related to future proved reserve additions generally to come from certain exploratory prospect acreage held by HHOC as of the closing date. We have included the results of operations from the HHOC acquisition with ours from the closing date of January 15, 2002.

         On April 16, 2003, we completed the public offering of 4.2 million shares of our common stock. The shares were priced at $9.50 per share. After payment of underwriting discounts and commissions, the offering generated net proceeds to us of approximately $38.0 million. After expenses of approximately $0.4 million, the proceeds were used to repay a portion of outstanding borrowings under our bank credit facility.

         On August 5, 2003, we issued $150 million of 8.75% Senior Notes Due 2010 ("the Senior Notes") in a Rule 144A private offering ("the Debt Offering") which allows unregistered transactions with qualified institutional buyers. In October 2003, we consummated an exchange offer pursuant to which we exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and estimated offering expenses, we received $145.6 million, which was used to redeem all of our outstanding 11% Senior Subordinated Notes Due 2009 and to repay substantially all of the borrowings outstanding under our bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

     In October 2003, our principal stockholder, Evercore Capital Partners L.P., together with its affiliates ("Evercore"), exercised a contractual right to request us to register with the SEC for possible public sale all of their approximately 4.5 million shares of common stock. The registration statement was declared effective by the SEC on November 4, 2003. Under our Stockholder Agreement, Evercore is currently entitled to nominate two of our nine directors, and Evercore's approval is required to take a number of corporate actions. As a result, Evercore is in a position to control or influence substantially the manner in which our business is operated. Also under our Stockholder Agreement, the former HHOC shareholders and our management shareholders each have a right to nominate one director. Evercore has informed us that it has agreed with its underwriters to sell all of its shares of our common stock in a public offering, and expects the offering to close on November 17, 2003. If Evercore successfully completes this sale, the Stockholder Agreement will terminate, Evercore's approval will no longer be required for any of our corporate actions, and no person will have a contractual right to nominate any of our directors.

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

RESULTS OF OPERATIONS

     The following table presents information about our oil and natural gas operations.

                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                    ---------------------------     ---------------------------
                                                       2003             2002            2003            2002
                                                    -----------     -----------     -----------     -----------
Net Production (per day):
  Oil (Bbls) ..................................           7,841           7,736           7,778           8,555
  Natural gas (Mcf) ...........................          86,301          55,166          76,698          55,027
    Total barrels of oil equivalent (Boe) .....          22,225          16,930          20,561          17,726
Oil and Natural Gas Revenues (in thousands):
  Oil .........................................     $    19,364     $    17,928     $    59,441     $    53,883
  Natural gas .................................          39,447          15,668         110,470          45,979
    Total oil & natural gas revenues ..........          58,811          33,596         169,911          99,862
Average Sales Prices (1):
  Oil (per Bbl) ...............................     $     26.84     $     25.19     $     27.99     $     23.07
  Natural gas (per Mcf) .......................            4.97            3.09            5.28            3.06
    Average sales price (per Boe) .............           28.76           21.57           30.27           20.64
Average Costs (per Boe):
  Lease operating expense .....................     $      5.22     $      5.60     $      5.01     $      5.39
  Taxes, other than on earnings ...............            0.86            1.08            1.05            1.00
  Depreciation, depletion and amortization ....           10.93           10.31           10.59           10.40

(1) Net of the effect of hedging transactions

PRODUCTION

     CRUDE OIL AND CONDENSATE. Our net oil production for the third quarter of 2003 slightly increased to 7,841 Bbls per day from 7,736 Bbls per day in the third quarter of 2002. The increase was the result of some recompletions performed on oil wells that slightly increased production and Tropical Storm Isidore which adversely impacted volumes for the same period in 2002 offset by natural reservoir declines. Our net oil production for the first nine months of 2003 decreased to 7,778 Bbls per day from 8,555 Bbls per day in the same period of 2002. The decrease was the result of natural reservoir declines.

     NATURAL GAS. Our net natural gas production for the third quarter of 2003 increased to 86,301 Mcf per day from 55,166 Mcf per day in the third quarter of 2002. Our net natural gas production for the first nine months of 2003 increased to 76,698 Mcf per day from 55,027 Mcf per day in the same period of 2002. The increase was the result of new production from 14 natural gas wells, primarily in federal waters, completed and brought on production subsequent to the third quarter 2002, the storm impact discussed above and partially offset by natural reservoir declines.

REALIZED PRICES

     CRUDE OIL AND CONDENSATE. Our average realized oil price in the third quarter of 2003 was $26.84 per Bbl, an increase of 7% from an average realized price of $25.19 per Bbl in the third quarter of 2002. Hedging activities reduced oil price realizations by $1.55 per Bbl or 5% from the $28.39 per Bbl that would have otherwise been received in the third quarter of 2003. In the third quarter of 2002, hedging activities reduced oil price realizations by $1.01 per Bbl or 4% from the $26.20 per Bbl that would have otherwise been received.

     Our average realized oil price in the first nine months of 2003 was $27.99 per Bbl, an increase of 21% from an average realized price of $23.07 per Bbl in the first nine months of 2002. Hedging activities reduced oil price realizations by $1.59 per Bbl or 5% from the $29.58 per Bbl that would have otherwise been received in the first nine months of 2003. In the first nine months of 2002, hedging activities reduced oil price realizations by $0.44 per Bbl or 2% from the $23.51 per Bbl that would have otherwise been received.

     NATURAL GAS. Our average realized natural gas price in the third quarter of 2003 was $4.97 per Mcf, an increase of 61% from an average realized price of $3.09 per Mcf in the third quarter of 2002. Hedging activities reduced natural gas price realizations by $0.02 per Mcf from the $4.99 per Mcf that would have otherwise been received in the third quarter of 2003. Hedging activities reduced natural gas price realizations by $0.17 per Mcf or 5% from the $3.26 per Mcf that would have otherwise been received in the third quarter of 2002.

     Our average realized natural gas price in the first nine months of 2003 was $5.28 per Mcf, an increase of 73% over an average realized price of $3.06 per Mcf in the first nine of 2002. In the first nine months of 2003, hedging activities decreased natural gas price realizations by $0.32 or 6% per Mcf from the $5.60 per Mcf that would have otherwise been received. In the first nine months of 2002, hedging activities decreased natural gas price realizations by $0.04 per Mcf from $3.10 per Mcf that would have otherwise been received.

NET INCOME AND REVENUES

     Our oil and natural gas revenues increased to $58.8 million in the third quarter of 2003 from $33.6 million in the third quarter of 2002. The significant increase for this period is the result of the 31% increase in our Boe production volume and increased prices previously discussed.

     Our oil and natural gas revenues increased to $169.9 million in the first nine months of 2003 from $99.9 million in the first nine months of 2002. The significant increase in this nine month period is a result of a Boe production volume increase of 16%, combined with an increase in oil and natural gas prices that was more significant than that experienced in the current quarter.

     We recognized net income of $6.7 million in the third quarter of 2003 compared to a net loss of $2.6 million in the third quarter of 2002. We recognized net income of $28.5 million in the first nine months of 2003 compared to a net loss of $7.9 million in the first nine months of 2002. The increase in net income was primarily due to the increase in oil and natural gas revenues previously discussed and partially offset by higher operating costs. In addition, the following items had a significant impact on our net income or loss in these periods and affect the comparability of the results of operations for the periods:

  - In January 2003, we adopted the Financial Accounting Standards Boards' Statement 143, Accounting for Asset Retirement Obligations, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We previously recorded estimated costs of dismantlement, removal, site restoration and similar activities as part of our depreciation, depletion and amortization for oil and natural gas properties and recorded a separate liability for such amounts in other liabilities. The effect of adopting Statement 143 on the results of operations for the nine months ended September 30, 2003 included a cumulative effect of adoption income of $2.3 million net of deferred income taxes.

  - In March 2002, in connection with management's plan to reduce costs and effectively combine the operations of HHOC with ours, we executed a severance plan and recorded an expense of $1.2 million.

OPERATING EXPENSES

Operating expenses during the three and nine month periods ended September 30, 2003 and 2002 were affected by the following:

  - Lease operating expense increased to $10.7 million in the third quarter of 2003 from $8.7 million in the third quarter of 2002. This is a result of the addition of production from new fields, whereas the majority of our new production in the past was primarily from our large fields with existing infrastructure and lower variable cost.

      Lease operating expense increased to $28.1 million in the first nine months of 2003 from $26.1 million in the first nine months of 2002. The increase is due to the reason discussed above combined with higher than expected cost on non-operated fields.

  - Taxes, other than on earnings increased to $1.8 million in the third quarter of 2003 from $1.7 million in the third quarter of 2002. Taxes, other than on earnings increased to $5.9 million in the first nine months of 2003 from $4.8 million in the first nine months of 2002. The increases were due to increases in the production volumes and prices received for our oil and natural gas production on state leases, primarily at East Bay and Bay Marchand, subject to Louisiana severance taxes.

  - Depreciation, depletion and amortization increased to $22.3 million in the third quarter of 2003 from $16.1 million in the third quarter of 2002. Depreciation, depletion and amortization increased to $59.4 million in the first nine months of 2003 from $50.3 million in the first nine months of 2002. The increases in both periods were due to the increased depreciable asset base combined with higher production and a shift in the production contribution from our various fields.

  - Other general and administrative expenses increased to $6.2 million in the third quarter of 2003 from $4.7 million in the third quarter of 2002. The increase was primarily due to increased personnel costs ($0.8 million) and increased insurance costs ($0.6 million).

      Other general and administrative expenses increased to $19.2 million in the first nine months of 2003 from $16.0 million in the first nine months of 2002. The increase was primarily due to additional personnel costs ($3.4 million) and increased insurance costs ($0.5 million), offset by eliminating redundant costs in the Houston and New Orleans offices and decreases in various other costs.

  - As previously discussed, $1.2 million of severance costs were incurred in the first nine months of 2002 in connection with the HHOC acquisition. Management assessed the personnel needs of the combined companies and implemented a plan to terminate 14 employees.

  - Non-cash stock-based compensation expense of $0.3 million was recognized in the third quarter of 2003 compared to $0.1 million in the third quarter of 2002. Non-cash stock-based compensation expense of $0.8 million was recognized in the first nine months of 2003 compared to $0.3 million recognized in the first nine months of 2002. The expense relates to restricted stock performance share awards and stock option grants made to employees.

OTHER INCOME AND EXPENSE

     INTEREST. Interest expense increased to $3.1 million in the third quarter of 2003 from $1.8 million in the third quarter of 2002. Interest expense for the year to date period increased to $6.5 million in 2003 from $5.2 million in 2002. The increase was a result of interest expense on the 8.75% Senior Notes issued in August 2003 partially offset by the interest savings from the redemption of the Notes and the repayment of the bank credit facility.

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

     Our bank credit facility, as amended on July 28, 2003, consists of a revolving line of credit with a group of banks available through March 30, 2005 (the "bank credit facility"). The bank credit facility currently has a borrowing base of $60 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. As of September 30, 2003 we had $59.9 million available under the bank credit facility. The bank credit facility permits both prime rate based borrowings and LIBOR based borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank credit facility is secured by substantially all of our oil and natural gas assets. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between ..375% to .5% depending on the utilization of our borrowing base. The bank credit facility contains customary events of default and requires that we satisfy various financial covenants.

     On August 5, 2003, we issued, in a private placement, $150 million of 8.75% Senior Notes due 2010. The Senior Notes bear interest at a rate of 8.75% per annum with interest payable semi-annually on February 1 and August 1, beginning February 1, 2004. We may redeem the notes at our option, in whole or in part, at any time on or after August 1, 2007 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.375% in 2007 to 0% in 2009 and thereafter. In addition, at any time prior to August 1, 2006, we may redeem up to a maximum of 35% of the aggregate principal amount with the net proceeds of certain equity offerings at a price equal to 108.75% of the principal amount, plus accrued and unpaid interest. The notes are unsecured obligations and rank equal in right of payment to all existing and future senior debt, including the bank credit facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness. The Senior Notes were effectively registered with the Securities and Exchange Commission in October 2003 at 100% of principal amount.

     Upon closing on the Senior Notes on August 5, 2003, we called our $38.4 million 11% notes due 2009 for redemption. The redemption of the Notes in aggregate principal and accrued interest were funded with a portion of the proceeds received from the Senior Notes and was completed in August 2003. The Notes were issued on January 15, 2001 as part of the acquisition of HHOC and bore interest at a rate of 11% per annum with interest payable semi-annually on January 15 and July 15. In addition, $39.9 million of the proceeds from the Senior Notes were used to pay substantially all of the borrowings under the bank credit facility. As a result of the issuance of the Senior Notes, our bank credit facility borrowing base was reduced from $100 million to $60 million requiring a non-cash charge of $0.3 million for the write-off of the pro rata remaining balance of unamortized issue costs.

     Net cash of $91.4 million used in investing activities in the first nine months of 2003 consisted primarily of oil and natural gas property capital and exploration expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first nine months of 2003, we completed 11 drilling projects, 8 of which were successful and 26 recompletion/workover projects, 23 of which were successful. During the first nine months of 2002, we completed five drilling projects, four of which were successful and 21 recompletion/workover projects, 16 of which were successful.

     Our 2003 capital expenditure budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases. We currently intend to allocate approximately 65% of our budget on an annual basis to low risk development and exploitation activities, approximately 25% to moderate risk exploration opportunities and approximately 10% to higher risk, higher potential exploration opportunities. Our capital expenditure budget for 2003 is approximately $110 million. During the first nine months of 2003, capital expenditures were approximately $74.4 million. The level of our capital expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2003 capital expenditures.

     We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that cash flows from operations before changes in working capital will be sufficient to meet our capital requirements for at least the next twelve months. Availability under the bank credit facility will be used to balance short-term fluctuations in working capital requirements. However, additional financing may be required in the future to fund our growth.

     Our annual report on Form 10-K for the year ended December 31, 2002 included a discussion of our contractual obligations; the only changes to that disclosure during the nine months ended September 30, 2003 is the decrease in borrowings under our bank credit facility, redemption of all of the Notes and the issuance of the Senior Notes, discussed herein.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. We are currently assessing the impact of the transition options presented in Statement
148. The disclosure provisions required by Statement 148 are included in note 2 of the financial statements.

     On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("Statement 149"). Statement 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We have adopted Statement 149 which did not have a material impact on our financial position or results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted Statement 150 which did not have a material impact on our financial position or results of operations or cash flows.

     Statement of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets," became effective for us on July 1, 2001 and January 1, 2002, respectively. On adoption, we did not believe that these statements changed the existing authoritative literature specific to accounting for oil and natural gas producing properties. We believe accounting standards setters are currently reviewing the application of the accounting prescribed by these statements to the oil and natural gas industry. The result may be to require that mineral use rights, such as leasehold interests, be separately classified in the balance sheets of oil and natural gas companies. Specifically these standards may require that mineral use rights, including proved leaseholds acquired subsequent to June 30, 2001, be classified on the balance sheet as intangible assets. Accordingly, in a future filing we may be required to reclassify, on the balance sheets presented, mineral use rights, including leasehold interests, acquired subsequent to July 1, 2001. The reclassification would result in amounts being reclassified from "property and equipment" to "intangible acquired proved leaseholds" and "unproved intangible oil and natural gas properties." At September 30, 2003 we estimate that we had unproved and proved leaseholds of approximately $6.0 million and $100.0 million that would have been classified on the balance sheet as unproved intangible oil and natural gas properties and intangible acquired proved leaseholds, respectively, if the interpretation currently being deliberated had been applied. The amounts reclassified from "net property and equipment" would have no effect on depreciation, depletion and amortization, net income (loss) available to common stockholders, total assets or total accumulated depreciation, depletion and amortization for the periods presented.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under the bank credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2003, $0.1 million of our long-term debt had variable interest rates, while the remaining long-term debt had fixed interest rates, therefore an increase in the variable interest rate would not have a material impact on net income.

COMMODITY PRICE RISK

     Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under the bank credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell all of our oil and natural gas production under price sensitive or market price contracts.

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of September 30, 2003, we had the following contracts in place:

                                   NATURAL GAS POSITIONS
--------------------------------------------------------------------------------------------------
                                                                                 VOLUME (Mmbtu)
                                                                                 --------------
 REMAINING CONTRACT TERM           CONTRACT TYPE       STRIKE PRICE ($/Mmbtu)   DAILY      TOTAL
 -----------------------           -------------       ----------------------   -----      -----
10/03 - 01/04.............             Collar             $3.50/$5.25           10,000   1,230,000
10/03 - 01/04.............             Collar             $3.50/$5.40           10,000   1,230,000
02/04 - 12/04.............             Collar             $3.50/$8.00           10,000   3,350,000
10/03 - 12/03.............      Combination options       $4.19/$6.12/$6.27     20,000   1,840,000
10/03 - 12/03.............      Combination options       $4.17/$6.12/$6.27     10,000     920,000

                                       CRUDE OIL POSITIONS
-------------------------------------------------------------------------------------------------
                                                                                  VOLUME (Bbls)
                                                                                  -------------
 REMAINING CONTRACT TERM           CONTRACT TYPE        STRIKE PRICE ($/Bbl)    DAILY      TOTAL
 -----------------------           -------------        --------------------    -----      -----
10/03 - 12/03.............              Swap                $26.36              2,000     184,000
10/03 - 12/03.............              Swap                $24.81              1,000      92,000
01/04 - 12/04.............              Swap                $27.35              1,500     549,000
01/04 - 06/04.............             Collar               $25.00/$31.38       1,500     273,000
07/04 - 09/04.............             Collar               $24.00/$29.00       1,500     138,000

     Subsequent to September 30, 2003 the Company entered into the following contracts:

                                       CRUDE OIL POSITIONS
-------------------------------------------------------------------------------------------------
                                                                                  VOLUME (Bbls)
                                                                                  -------------
 REMAINING CONTRACT TERM           CONTRACT TYPE        STRIKE PRICE ($/Bbl)    DAILY      TOTAL
 -----------------------           -------------        --------------------    -----      -----
10/04 - 12/04.............             Collar               $24.00/$28.75       1,500     138,000

     Our hedged volume as of September 30, 2003 approximated 33% of our estimated production from proved reserves for the balance of the terms of the contracts.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At September 30, 2003, the potential change in the fair value of commodity derivative instruments assuming a 10% adverse movement in the underlying commodity price was a $6.2 million increase in the combined estimated loss.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

    10.1 Amendment No. 1 to Registration Rights Agreement between Energy Partners, Ltd., and Evercore Capital Partners L.P., Evercore Capital Partners (NQ) L.P. and Evercore Capital Offshore Partners L.P., Energy Income Fund, L.P., and certain individual shareholders of the Company effective November 3, 2003.

    31.1 Rule 13a-14(a)/15d-14(a) Certification of Chairman, President, and Chief Executive Officer of Energy Partners, Ltd.

    31.2 Rule 13a-14(c)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

    32.0 Section 1350 Certifications.


    (b) Reports on Form 8-K:

         On July 3, 2003 the Company filed/furnished a current report on Form 8-K, reporting, under Items 5 and 9, conformation with the transition provisions of Financial Accounting Standards Board (FASB) Statement 143, Accounting for Asset Retirement Obligations (Statement 143) and the issuance of a press release announcing two additional exploratory successes and updating production guidance for the second quarter of 2003.

         On August 8, 2003 the Company filed a current report on Form 8-K, reporting, under Items 5 and 7, the agreement of Evercore Capital Partners, L.P. to sell 2,500,000 shares of the Company's common stock and enclosing the underwriting agreement dated August 7, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        ENERGY PARTNERS, LTD.

Date: November 12, 2003   By: /s/ SUZANNE V. BAER
                              ------------------------------------------------
                              Suzanne V. Baer
                              Executive Vice President and Chief Financial
                              Officer (Authorized Officer and Principal
                              Financial Officer)

EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
------                     ----------------------
10.1     Amendment No. 1 to Registration Rights Agreement between
         Energy Partners, Ltd., and Evercore Capital Partners L.P.,
         Evercore Capital Partners (NQ) L.P. and Evercore Capital
         Offshore Partners L.P., Energy Income Fund, L.P., and certain individual shareholders of the Company effective November 3,
         2003.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chairman, President, and Chief Executive Officer of Energy Partners, Ltd.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Executive Vice
         President and Chief Financial Officer of Energy Partners, Ltd.

32.0     Section 1350 Certifications.