Form 10-K
period 2003-12-31
ENERGY PARTNERS LTD
filed 2004-03-09
CIK 750199

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
                                  504-569-1875

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2003 based on the closing price of such stock as quoted on the New York Stock Exchange on that date was $213,337,290.

     As of February 25, 2004 there were 32,455,736 shares of the registrant's common stock, par value $0.01 per share, outstanding.

     Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its 2004 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I
Items 1 & 2.  Business and Properties.....................................    2
Item 3.       Legal Proceedings...........................................   18
Item 4.       Submission of Matters to a Vote of Security Holders.........   18
Item 4A.      Executive Officers of the Registrant........................   18

                                    PART II
Item 5.       Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................   19
Item 6.       Selected Financial Data.....................................   20
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   21
Item 7A.      Quantitative and Qualitative Disclosures about Market
              Risk........................................................   33
Item 8.       Financial Statements and Supplementary Data.................   36
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   67
Item 9A.      Controls and Procedures.....................................   67

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant..........   67
Item 11.      Executive Compensation......................................   68
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................   68
Item 13.      Certain Relationships and Related Transactions..............   68
Item 14.      Principal Accountant Fees and Services......................   68

                                    PART IV
Item 15.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................   69

                           FORWARD LOOKING STATEMENTS

     All statements other than statements of historical fact contained in this Report on Form 10-K ("Report") and other periodic reports filed by us under the Securities Exchange Act of 1934 and other written or oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause our actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. We refer you specifically to the section "Additional Factors Affecting Business" in Items 1 and 2 of this Report. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Report.

                                     PART I

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

     We are an independent oil and natural gas exploration and production company focused on the shallow to moderate depth waters of the Gulf of Mexico Shelf. We concentrate on the Gulf of Mexico Shelf region because that area provides us with favorable geologic and economic conditions, including multiple reservoir formations, regional economies of scale, extensive infrastructure and comprehensive geologic databases. We believe that this region offers a balanced and expansive array of existing and prospective exploration, exploitation and development opportunities in both established productive horizons and deeper geologic formations. As of December 31, 2003, we had estimated proved reserves of approximately 134.4 Bcf of natural gas and 27.4 Mmbbls of oil, or an aggregate of approximately 49.8 Mmboe, with a present value of estimated pre-tax future net cash flows of $967.4 million, and a standardized measure of discounted future net cash flows of $529.4 million.

     Since our incorporation in January 1998 by Richard A. Bachmann, our founder, chairman, president and chief executive officer, we have assembled a team of geoscientists and management professionals with considerable region-specific geological, geophysical, technical and operational experience. We have grown through a combination of exploration, exploitation and development drilling and multi-year, multi-well drill-to-earn programs, as well as strategic acquisitions of mature oil and natural gas fields in the Gulf of Mexico Shelf area, including the acquisition of Hall-Houston Oil Company ("HHOC") in early 2002. The acquisition of HHOC strengthened our management team, expanded our property base, reduced our geographic concentration, and moved us to a more balanced oil and natural gas reserves and production profile. This acquisition also expanded our technical knowledge base through the addition of high quality personnel and geophysical and geological data. Furthermore, the acquisition significantly improved our portfolio of exploration opportunities by adding 12 offshore exploratory blocks to complement our development and drill-to-earn portfolio.

     On November 1, 2000, we consummated our initial public offering and began trading our common shares on the New York Stock Exchange under the symbol "EPL." We maintain a website at www.eplweb.com which contains information about us including links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments. In addition, by the time of our 2004 Annual Meeting of Stockholders, we will post our Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating Committees on our web site. Copies of such information are also available by writing to The Secretary of the Company at 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana 70170. Our web site and the information contained in it and connected to it shall not be deemed incorporated by reference into this Report on Form 10-K.

  EXPLORATION AND DEVELOPMENT EXPENDITURES

     Our exploration and development expenditures for 2003 totaled $112.7 million inclusive of an $0.9 million contingent consideration payment to former HHOC stockholders resulting from the January 2002 acquisition of HHOC. For 2004, we have budgeted exploration and development expenditures of $125 million. This budget includes a mixture of lower risk development and exploitation wells, moderate risk exploration opportunities and higher risk, higher potential exploration projects and does not include acquisitions.

OUR PROPERTIES

     At December 31, 2003, we had interests in 24 producing fields and 6 fields under development, all of which are located in the Gulf of Mexico Shelf region. These fields fall into three focus areas which we identify as our Eastern, Central and Western areas. The Eastern area is comprised of two fields, including the East Bay field. The Central area is comprised of six fields, four of which are contiguous and together cover most of the Bay Marchand salt dome. The Western area is comprised of 17 producing fields.

                                  EASTERN AREA

     East Bay is the key asset in our Eastern area and is located 89 miles southeast of New Orleans near the mouth of the Mississippi River. East Bay contains producing wells located onshore along the coastline and in water depths ranging up to approximately 85 feet. East Bay encompasses nearly 48 square miles and is comprised primary of, South Pass 24, 26 and 27 fields. Through recent state and federal lease sales, we acquired acreage that is contiguous to East Bay in several additional South Pass and West Delta blocks. We are the operator of these fields and own an average 93% working interest with our working interest ranging from 50% to 100% and our net revenue interest ranging from 42% to 86%. Inclusive of all lease acquisitions, our lease area covers 42,103 gross acres (39,154 net acres).

     Our Eastern area operations accounted for approximately 45% of our net daily production and 22% ($25.3 million) of our capital expenditures during 2003.

                                  CENTRAL AREA

     The focus of our Central area operations is Greater Bay Marchand, which is located approximately 60 miles south of New Orleans in water depths of 60 feet or less and encompasses nearly 100 square miles. Our key assets in Greater Bay Marchand include the Bay Marchand, South Timbalier 26 and South Timbalier 41 fields.

     Through a series of acquisitions we obtained a 50% interest in the South Timbalier 26 field in early 2000. We continue to serve as operator of this field where we have interests in 13 producing wells. In 2003, the Company drilled a well in the South Timbalier 41 field, our Rock Creek discovery, that is currently under development. The field may be able to utilize existing infrastructure owned by us in the adjacent South Timbalier 26 field and is expected to be on production by mid 2004.

     Our Central area operations accounted for approximately 16% of our net daily production and 21% ($23.7 million) of capital expenditures during 2003.

                                  WESTERN AREA

     In connection with the HHOC acquisition in early 2002, we added ten producing fields and one field under development to our property portfolio in our Western area. The properties acquired in the acquisition are located in water depths ranging from 20 to 476 feet. We operate all of these properties, with working interests ranging from 17% to 100%. Subsequent to the acquisition, we acquired 5 leases at the March 2002 and 2003 federal lease sales and also acquired working interests in several additional leases through trades with industry partners, which brought our total number of fields in this area at December 31, 2003 to 17 producing fields with another five under development.

     Our Western area operations accounted for approximately 39% of our net daily production and 57% ($63.7 million) of our capital expenditures during 2003.

OIL AND NATURAL GAS RESERVES

     The following table presents our estimated net proved oil and natural gas reserves and the present value of our reserves at December 31, 2003, 2002 and 2001. The December 31, 2003 and 2002 estimates of proved reserves are based on reserve reports prepared by Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P., independent petroleum engineers, and the December 31, 2001 estimates are based on a reserve report prepared by Netherland, Sewell & Associates, Inc. Neither the present values, discounted at 10% per annum, of estimated future net cash flows before income taxes, or the standardized measure of discounted future net cash flows shown in the table are intended to represent the current market value of the estimated oil and natural gas reserves we own.

                                                             AS OF DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Total estimated net proved reserves:
  Oil (Mbbls)........................................    27,414     26,353     25,462
  Natural gas (Mmcf).................................   134,404    126,957     61,797
     Total (Mboe)....................................    49,815     47,513     35,762
Net proved developed reserves(4):
  Oil (Mbbls)........................................    22,306     21,070     22,176
  Natural gas (Mmcf).................................    71,531     70,014     38,099
     Total (Mboe)....................................    34,228     32,739     28,526
Estimated future net revenues before income taxes (in
  thousands)(2)......................................  $967,449   $815,985   $168,007
Present value of estimated future net revenues before
  income taxes (in thousands)(1)(2)..................  $701,237   $608,273   $129,122
Standardized measure of discounted future net cash
  flows (in thousands)(3)............................  $529,415   $476,901   $123,377

---------------

(1) The present value of estimated future net revenues attributable to our reserves was prepared using constant prices, as of the calculation date, discounted at 10% per year on a pre-tax basis.

(2) The December 31, 2003 amount was calculated using a period-end oil price of $30.88 per barrel and a period-end natural gas price of $6.15 per Mcf, while the December 31, 2002 amount was calculated using a period-end oil price of $29.53 per barrel and a period-end natural gas price of $4.83 per Mcf and the December 31, 2001 amount was calculated using a period-end oil price of $18.21 per barrel and a period-end price of $2.71 per Mcf.

(3) The standardized measure of discounted future net cash flows represents the present value of future cash flows after income tax discounted at 10%.

(4) Net proved developed non-producing reserves as of December 31, 2003 were 9,600 Mbbls and 41,294 Mmcf.

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

COSTS INCURRED IN OIL AND NATURAL GAS ACTIVITIES

     The following table sets forth certain information regarding the costs incurred that are associated with finding, acquiring, and developing our proved oil and natural gas reserves:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Business combinations:
  Proved properties..................................  $    850   $116,415   $    523
  Unproved properties................................        --      7,616         --
                                                       --------   --------   --------
Total business combinations..........................       850    124,031        523
Lease acquisitions...................................     6,030      1,922      1,993
Exploration..........................................    60,170     27,083     45,592
Development..........................................    45,682     39,061     55,882
                                                       --------   --------   --------
  Total finding and development costs................   111,882     68,066    103,467
                                                       --------   --------   --------
Total finding, development and acquisition costs.....   112,732    192,097    103,990
                                                       --------   --------   --------
Asset retirement liabilities incurred................       812         --         --
Asset retirement revisions...........................     2,519         --         --
                                                       --------   --------   --------
Costs incurred.......................................  $116,063   $192,097   $103,990
                                                       ========   ========   ========

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2003:

                                                                 TOTAL
                                                              PRODUCTIVE
                                                                 WELLS
                                                              -----------
                                                              GROSS   NET
                                                              -----   ---
Oil.........................................................   259    226
Natural gas.................................................    56     48
                                                               ---    ---
  Total.....................................................   315    274
                                                               ===    ===

     Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Sixteen gross oil wells and five gross natural gas wells have dual completions.

ACREAGE

     The following table sets forth information as of December 31, 2003 relating to acreage held by us. Developed acreage is assigned to producing wells.

                                                               GROSS      NET
                                                              ACREAGE   ACREAGE
                                                              -------   -------
Developed:
  Eastern area..............................................   32,079   29,659
  Central area..............................................   25,091    8,897
  Western area..............................................   94,547   61,065
                                                              -------   ------
     Total..................................................  151,717   99,621
                                                              =======   ======
Undeveloped:
  Eastern area..............................................   10,336    9,674
  Central area..............................................   15,403   13,161
  Western area..............................................   57,359   42,032
                                                              -------   ------
     Total..................................................   83,098   64,867
                                                              =======   ======

     Leases covering 5% of our undeveloped net acreage will expire in 2004, approximately 10% in 2005, 42% in 2006, 11% in 2007, and 32% in 2008.

WELL ACTIVITY

     The following table shows our well activity for the years ended December 31, 2003, 2002 and 2001. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in these wells.

                                                        YEARS ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    2003          2002           2001
                                                ------------   -----------   ------------
                                                GROSS   NET    GROSS   NET   GROSS   NET
                                                -----   ----   -----   ---   -----   ----
Development Wells:
  Productive..................................   1.0     0.3    1.0    1.0    2.0     1.0
  Non-productive..............................   1.0     1.0     --    --      --      --
                                                ----    ----   ----    ---   ----    ----
     Total....................................   2.0     1.3    1.0    1.0    2.0     1.0
                                                ====    ====   ====    ===   ====    ====
Exploration Wells:
  Productive..................................  15.0     8.4    9.0    5.1   15.0     9.6
  Non-productive..............................   4.0     2.2    3.0    0.9    5.0     4.0
                                                ----    ----   ----    ---   ----    ----
     Total....................................  19.0    10.6   12.0    6.0   20.0    13.6
                                                ====    ====   ====    ===   ====    ====

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

     We believe that we have satisfactory title to, or rights in, all of our producing properties. As is customary in the oil and natural gas industry, minimal investigation of title is made at the time of acquisition of undeveloped properties. We investigate title prior to the consummation of an acquisition of producing properties and before the commencement of drilling operations on undeveloped properties. We have obtained or conducted a thorough title review on substantially all of our producing properties and believe that we have satisfactory title to such properties in accordance with standards generally accepted in the oil and natural gas industry.

REGULATORY MATTERS

  REGULATION OF TRANSPORTATION AND SALE OF NATURAL GAS

     Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, as amended ("NGA"), the Natural Gas Policy Act of 1978, as amended ("NGPA"), and regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC") and its predecessors. In the past, the federal government has regulated the prices at which natural gas could be sold. While sales by producers of natural gas can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead natural gas sales began with the enactment of the NGPA. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act, as amended (the "Decontrol Act"). The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993.

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

     The Outer Continental Shelf Lands Act ("OCSLA"), which FERC implements as to transportation and pipeline issues, requires that all pipelines operating on or across the outer continental shelf ("OCS") provide open access, non-discriminatory transportation service. One of FERC's principal goals in carrying out OCSLA's mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines.

     It should be noted that FERC currently is considering whether to reformulate its test for defining non-jurisdictional gathering in the shallow waters of the OCS and, if so, what form that new test should take. The stated purpose of this initiative is to devise an objective test that furthers the goals of the NGA by protecting producers from the unregulated market power of third-party transporters of gas, while providing incentives for investment in production, gathering and transportation infrastructure offshore. While we cannot predict whether FERC's gathering test ultimately will be revised and, if so, what form such revised test will take, any test that refunctionalizes as FERC-jurisdictional transmission facilities currently classified as gathering would impose an increased regulatory burden on the owner of those facilities by subjecting the facilities to NGA certificate and abandonment requirements and rate regulation.

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

     Intrastate natural gas transportation is subject to regulation by state regulatory agencies. The basis for intrastate regulation of natural gas transportation and the degree of regulatory oversight and scrutiny given to intrastate natural gas pipeline rates and services varies from state to state. Insofar as such regulation within a particular state will generally affect all intrastate natural gas shippers within the state on a comparable basis, we believe that the regulation of similarly situated intrastate natural gas transportation in any states in which we operate and ship natural gas on an intrastate basis will not affect our operations in any way that is materially different from the effect of such regulation on our competitors.

  REGULATION OF TRANSPORTATION OF OIL

     Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at negotiated prices. The transportation of oil in common carrier pipelines is also subject to rate regulation. FERC regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. In general, interstate oil pipeline rates must be cost-based, although settlement rates agreed to by all shippers are permitted and market-based rates may be permitted in certain circumstances. Effective January 1, 1995, FERC implemented regulations establishing an indexing system (based on inflation) for transportation rates for oil that allowed for an increase or decrease in the cost of transporting oil to the purchaser. A review of these regulations by the FERC in 2000 was successfully challenged on appeal by an association of oil pipelines. On remand, the FERC in February 2003 increased the index slightly, effective July 2001. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state. Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is materially different from the effect of such regulation on our competitors.

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

     Our subsidiary, EPL Pipeline, L.L.C., owns an approximately 12-mile oil pipeline, which transports oil produced from South Timbalier 26 on the Gulf of Mexico OCS to Bayou Fourchon, Louisiana. Production transported on this pipeline includes oil produced by us and our working interest partner in South Timbalier
26. EPL Pipeline, L.L.C. has on file with the Louisiana Public Service Commission and FERC tariffs for this transportation service and offers non-discriminatory transportation for any willing shipper.

  REGULATION OF PRODUCTION

     The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and plugging and abandonment and reports concerning operations. The states in which we own and operate properties have regulations governing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum allowable rates of production from oil and natural gas wells, the regulation of well spacing, and plugging and abandonment of wells. Many states also restrict production to the market demand for oil and natural gas, and states have indicated interest in revising applicable regulations. The effect of these regulations is to limit the amount of oil and natural gas that we can produce from our wells and to limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

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

     Marine Protected Areas. Executive Order 13158, issued on May 26, 2000, directs federal agencies to safeguard existing Marine Protected Areas ("MPAs") in the United States and establish new MPAs. The order requires federal agencies to avoid harm to MPAs to the extent permitted by law and to the maximum extent practicable. It also directs the EPA to propose new regulations under the Clean Water Act to ensure appropriate levels of protection for the marine environment. This order has the potential to adversely affect our operations by restricting areas in which we may carry out future development and exploration projects and/or causing us to incur increased operating expenses.

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

     Naturally Occurring Radioactive Materials ("NORM"). NORM are materials not covered by the Atomic Energy Act, whose radioactivity is enhanced by technological processing such as mineral extraction or processing through exploration and production conducted by the oil and natural gas industry. NORM wastes are regulated under the RCRA framework, but primary responsibility for NORM regulation has been a state function. Standards have been developed for worker protection; treatment, storage and disposal of NORM waste; management of waste piles, containers and tanks; and limitations upon the release of NORM contaminated land for unrestricted use. We believe that our operations are in material compliance with all applicable NORM standards established by the State of Louisiana or the State of Texas, as applicable.

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

     - the price and availability of liquefied natural gas imports;

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

     In order to assist in the preparation of our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of these data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

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

  MARKETABILITY OF PRODUCTION

     Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could harm our business. We may be required to shut in wells for lack of a market or because of inadequacy or unavailability of oil or natural gas pipeline or gathering system capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver to market.

  A SIGNIFICANT PART OF THE VALUE OF OUR PRODUCTION AND RESERVES IS CONCENTRATED IN ONE PROPERTY

     During the month of December 2003, 36% of our net daily production came from our East Bay field. If mechanical problems, storms or other events curtail a substantial portion of this production, our cash flow would be affected adversely. Also, at December 31, 2003, approximately 48% of our proved reserves were located on this property. If the actual reserves associated with this property are less than our estimated reserves, our business, financial condition or results of operations could be adversely affected.

  RELATIVELY SHORT PRODUCTION LIFE FOR GULF OF MEXICO PROPERTIES SUBJECTS US TO HIGHER RESERVE REPLACEMENT NEEDS

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

  CAPITAL REQUIREMENTS

     In order to finance acquisitions of additional producing properties, finance the development of any discoveries made through any expanded exploratory program that might be undertaken or enter into significant drill-to-earn programs, we may need to alter or increase our capitalization substantially through the issuance of additional debt or equity securities, the sale of production payments or other means. These changes in capitalization may significantly affect our risk profile. Additionally, significant acquisitions, drill-to-earn programs or other transactions can change the character of our operations and business. The character of the new properties may be substantially different in operating or geological characteristics or geographic location than our existing properties. Furthermore, we may not be able to obtain external funding for any such acquisitions, drill-to-earn programs or other transactions or to obtain additional external funding on terms acceptable to us.

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

  RELIANCE ON KEY PERSONNEL

     To a large extent, we depend on the services of our founder and chairman, president and chief executive officer, Richard A. Bachmann, and other senior management personnel. The loss of the services of Mr. Bachmann or other senior management personnel could have an adverse effect on our operations. We do not maintain any insurance against the loss of any of these individuals.

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

SIGNIFICANT CUSTOMERS

     We market substantially all of the oil and natural gas from properties we operate and from properties others operate where our interest is significant. A majority of oil production from the East Bay field is sold under a contract with Shell Trading (US) Company ("Shell"). The contract has a 60 day cancellation policy and can be cancelled by either party. In the event that the contract is cancelled by us, Shell has the right to match any other offers we receive for purchase of our oil production. Our oil, condensate and natural gas production is sold to a variety of purchasers, typically at market-sensitive prices. Our purchasers of oil and condensate include ChevronTexaco and Shell. Currently, our most significant purchaser of our natural gas production is Louis Dreyfus Energy Services, L.P. ("Dreyfus"). We believe that the prices for liquids and natural gas are comparable to market prices in the areas where we have production. We also have a natural gas processing arrangement for our production at our Bay Marchand and East Bay fields with Dynegy Midstream Services, L.P. Of our total oil and natural gas revenues in 2003, Shell accounted for approximately 30 percent and Dreyfus 10 percent.

     Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operation although a temporary disruption in production revenues could occur.

EMPLOYEES

     As of December 31, 2003, we had 142 full-time employees, including 46 geoscientists, engineers and technicians and 54 field personnel. Our employees are not represented by any labor union. We consider relations with our employees to be satisfactory and we have never experienced a work stoppage or strike.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we are a defendant in various legal proceedings. We do not expect our exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers:

NAME                       AGE                        POSITION
----                       ---                        --------
Richard A. Bachmann......  59    Chairman, President and Chief Executive Officer
Gary L. Hall.............  54    Vice Chairman
Suzanne V. Baer..........  56    Executive Vice President and Chief Financial
                                   Officer
John H. Peper............  51    Executive Vice President, General Counsel and
                                   Corporate Secretary
Bruce R. Sidner..........  54    Executive Vice President of Exploration
T. Rodney Dykes..........  47    Senior Vice President -- Production
William Flores, Jr.......  46    Senior Vice President -- Drilling

     Richard A. Bachmann has been president and chief executive officer and chairman of the board of directors since our incorporation in January 1998. Mr. Bachmann began organizing our company in February 1997. From 1995 to January 1997, he served as director, president and chief operating officer of LL&E, an independent oil and natural gas exploration company. From 1982 to 1995, Mr. Bachmann held various positions with LL&E, including director, executive vice president, chief financial officer and senior vice president of finance and administration. From 1978 to 1981, Mr. Bachmann was treasurer of Itel Corporation. Prior to 1978, Mr. Bachmann served with Exxon International, Esso Central America, Esso InterAmerica and Standard Oil of New Jersey. He is also a director of Superior Energy Services, Inc.

     Gary L. Hall joined us in January 2002, following the closing of the HHOC acquisition, as vice chairman and a member of our board of directors. Prior to joining us, Mr. Hall had been chairman of the board of directors and chief executive officer of HHOC since it began operations in 1983. He has been involved in the oil and natural gas exploration and production business in the Gulf of Mexico since 1976, serving in various positions with major integrated and independent energy companies including Mobil Oil Company and Pogo Producing Company.

     Suzanne V. Baer joined us in April 2000 as vice president and chief financial officer and was promoted to executive vice president in May 2001. Ms. Baer has 34 years of financial management, investor relations and treasury experience in the energy industry. From July 1998 until March 2000, Ms. Baer had been vice president and treasurer of Burlington Resources Inc. and, from October 1997 to July 1998, was vice president and assistant treasurer of Burlington Resources. Prior to the merger of LL&E with Burlington Resources in 1997, Ms. Baer was vice president and treasurer of LL&E since 1995.

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

     T. Rodney Dykes joined us in April 2001 as general manager of operations and was elected vice president of operations in July 2001. He served as our vice president of exploitation for the period from March 2002 through July 2003 and was elected senior vice president -- production in July 2003. Mr. Dykes has over 25 years experience in the energy industry. Immediately prior to joining us, Mr. Dykes worked as an independent consultant. From 1994 to 1999, Mr. Dykes held various positions with CMS Oil and Gas Company, including divisional operations manager, vice president of operations and vice president of business development. From 1980 to 1994, he held various technical, drilling and production management positions with Maxus Energy. Prior to 1980, Mr. Dykes was a petroleum engineer with Kerr McGee.

     William Flores, Jr. joined us in August 2003 as senior vice president -- drilling. Mr. Flores has over 22 years experience in the energy industry. From 1999 to 2003, he was senior vice president of drilling for Ocean Energy, Inc. and from 1993 to 1999 he was vice president of operations of Ocean Energy, Inc. From 1988 to 1993, Mr. Flores was a senior drilling engineer for CNG Producing. From 1983 to 1988, he worked as a consulting engineer at the consulting firm of Stokes and Spiehler. Prior to 1983, Mr. Flores was a petroleum engineer for Apache Oil Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange under the symbol "EPL." The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by the New York Stock Exchange.

                                                               HIGH         LOW
                                                              ------       ------
2002
  First Quarter.............................................  $ 8.63       $ 5.90
  Second Quarter............................................    9.30         6.51
  Third Quarter.............................................    9.00         6.40
  Fourth Quarter............................................   11.80         7.70
2003
  First Quarter.............................................   11.60         9.26
  Second Quarter............................................   12.29         9.40
  Third Quarter.............................................   11.85        10.00
  Fourth Quarter............................................   14.10        10.80
2004
  First Quarter (through February 25, 2004).................   14.81        12.81

     On February 25, 2004, the last reported sale price of our common stock on the New York Stock Exchange was $13.29 per share.

     As of February 25, 2004, there were approximately 129 holders of record of our common stock.

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

                                                      YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------
                                         2003        2002       2001        2000        1999
                                       ---------   --------   ---------   ---------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Revenue............................  $ 230,187   $133,788   $ 146,240   $ 111,017   $  9,509
  Income (loss) from operations(1)...     58,560     (6,600)     20,663        (940)      (835)
  Net income (loss)(2)...............     33,250     (8,799)     11,974     (18,684)    (2,284)
  Net income (loss) available to
     common stockholders(3)..........     29,705    (12,129)     11,974     (25,387)    (3,120)
  Basic net income (loss) per common
     share...........................  $    0.96   $  (0.44)  $    0.45   $   (2.27)  $  (0.22)
  Diluted net income (loss) per
     common share....................  $    0.93   $  (0.44)  $    0.44   $   (2.27)  $  (0.22)
Cash flows provided by (used in):
  Operating activities...............  $ 136,702   $ 25,417   $  91,847   $  50,703   $ (4,594)
  Investing activities...............   (110,057)   (54,380)   (121,067)   (130,378)   (19,233)
  Financing activities...............     77,631     29,079      25,871      60,742     45,457

                                                           AS OF DECEMBER 31,
                                           ---------------------------------------------------
                                             2003       2002       2001       2000      1999
                                           --------   --------   --------   --------   -------
                                                             (IN THOUSANDS)
Balance Sheet Data:
  Total assets...........................  $544,181   $384,220   $242,777   $208,149   $69,276
  Long-term debt, excluding current
     maturities..........................   150,317    103,687     25,408        100    10,150
  Mandatorily redeemable preferred
     stock...............................        --         --         --         --    56,475
  Stockholders' equity...................   261,485    191,922    164,867    150,591    (3,815)
  Cash dividends per common share........        --         --         --         --        --

---------------

(1) The 2000 loss from operations includes a one time non-cash stock compensation charge for shares released from escrow to management and director stockholders of $38.2 million and a non-cash charge of $2.1 million for bonus shares awarded to employees at the time of the initial public offering. The after-tax amount of these charges totaled $39.5 million. Although these charges reduced our net income, they increased paid-in-capital and thus did not result in a net reduction of total stockholders' equity. These charges were partially offset by a gain on sale of oil and natural gas assets of $7.8 million.

(2) The 2003 net income includes a cumulative effect of change in accounting principle resulting from the adoption of Statement 143, which increased net income $2.3 million, net of deferred income taxes of $1.3 million.

(3) Net income (loss) available to common stockholders is computed by subtracting preferred stock dividends and accretion of discount of $3.5 million and $3.3 million from net income (loss) for the years ended December 31, 2003 and 2002, respectively; and by subtracting preferred stock dividends and accretion of issuance costs of $6.7 million and $0.8 million for the years ended December 31, 2000 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We were incorporated in January 1998 and operate in a single segment as an independent oil and natural gas exploration and production company. Our operations are concentrated in the shallow to moderate depth waters of the Gulf of Mexico Shelf.

     In 2003, we reported another year of growth and progress with the best year on a per-share basis over our six-year history. Our strong cash flow provided us the flexibility to make necessary and appropriate investments to continue our long-term growth strategy. Our long-term strategy is to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential and by making acquisitions in our core focus area. Our drilling program will contain some higher risk, higher reserve potential opportunities as well as some lower risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

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

     On January 15, 2002, we acquired HHOC for consideration of $88.3 million and the assumption of HHOC's working capital deficit. The consideration included the issuance of $38.4 million of 11% Senior Subordinated Notes due 2009 (the "Notes"). We also issued Series D Exchangeable Convertible Preferred Stock with a fair value at the issue date of $34.7 million ($38.4 million face amount) with an effective dividend rate of 10%. The acquisition moved our operations to a more balanced oil and natural gas reserves and production profile and reduced our production exposure to any particular field. Through the acquisition we added 59.1 Bcfe of proved reserves in January 2002, 98% of which were natural gas. The acquisition also included 10 producing properties and 12 offshore exploratory blocks. We have included the results of operations from the HHOC acquisition from the closing date of January 15, 2002. This acquisition has significantly affected our results of operations and production growth and will affect the comparability of our historical results of operations with results of operations from 2001.

     On November 1, 2000, we consummated our initial public offering of 5.75 million shares of common stock. On April 16, 2003, we completed the public offering of approximately 4.2 million shares of our common stock priced at $9.50 per share. The equity offering also included shares offered by our then principal stockholder, Evercore Capital Partners, L.P. and certain of its affiliates ("Evercore"), and by Energy Income Fund, L.P. After payment of underwriting discounts and commissions, the offering generated net proceeds to us of approximately $38.0 million. After expenses of approximately $0.5 million, the proceeds were used to repay a portion of outstanding borrowings under our bank credit facility.

     On August 5, 2003, we issued $150 million of 8.75% Senior Notes Due 2010 (the "Senior Notes") in a Rule 144A private offering (the "Debt Offering") which allows unregistered transactions with qualified institutional and non-U.S. purchasers. After discounts and commissions and all offering expenses, we received $145.3 million, which was used to redeem all of our outstanding 11% Senior Subordinated Notes Due 2009 and to repay substantially all of the borrowings outstanding under our bank credit facility. The remainder of the net proceeds has been set aside for general corporate purposes, including acquisitions. In October 2003, we consummated an exchange offer pursuant to which we exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes.

     We amended our bank credit facility in connection with the Debt Offering. The amendment reduced the borrowing base under our bank credit facility to $60 million upon consummation of the Debt Offering. The borrowing base remains subject to redetermination based on the proved reserves of our oil and natural gas properties.

     During 2003, Evercore, on two occasions exercised a contractual right to request us to register with the SEC the possible public sale of our common stock held by it. Subsequent to each of these requests Evercore priced two public offerings to sell shares of our common stock. These offerings completed the sale of its interest in our company. We did not sell any shares in either of these two offerings and did not receive any proceeds from the shares offered by Evercore.

     Our revenue, profitability and future growth rate depend on a number of factors beyond our control, such as economic, political and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. See "Additional Factors Affecting Business" in Items 1 and 2 for a more detailed discussion of these risks.

     We currently have an extensive inventory of drillable prospects in-house, we are generating more internally and we are being exposed to new opportunities through relationships with industry partners. Despite our expanded budget in 2004, strong commodity prices, together with growing production volumes, should enable us to adhere to our policy of funding our exploration and development expenditures with internally generated cash flow. This strategy allows us to preserve our strong balance sheet to finance acquisitions. We believe this year will provide us a number of opportunities to acquire targeted properties within our focus area.

RESULTS OF OPERATIONS

     The following table presents information about our oil and natural gas operations.

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Net production (per day):
  Oil (Bbls).........................................     7,978      8,148     10,358
  Natural gas (Mcf)..................................    78,596     54,150     34,562
     Total (Boe).....................................    21,077     17,173     16,118
Oil & natural gas revenues (in thousands):
  Oil................................................  $ 81,599   $ 70,311   $ 88,633
  Natural gas........................................   148,104     63,835     55,511
     Total...........................................   229,703    134,146    144,144
Average sales prices(1):
  Oil (per Bbl)......................................  $  28.02   $  23.64   $  23.44
  Natural gas (per Mcf)..............................      5.16       3.23       4.40
     Total (per Boe).................................     29.86      21.40      24.50
Average costs (per Boe):
  Lease operating expense............................  $   4.77   $   5.49   $   6.21
  Taxes, other than on earnings......................      0.99       1.05       1.22
  Depreciation, depletion and amortization...........     10.65      10.29       7.97
Increase (decrease) in oil and natural gas revenue
  (net of hedging) due to:
  Change in prices of oil............................  $ 13,027   $    757
  Change in production volumes of oil................    (1,739)   (19,079)
     Total increase in oil sales.....................    11,288    (18,322)
  Change in prices of natural gas....................  $ 38,183   $(14,743)
  Change in production volumes of natural gas........    46,086     23,067
     Total increase in natural gas sales.............    84,269      8,324

                                                             AS OF DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Total estimated net proved reserves:
  Oil (Mbbls)........................................    27,414     26,353     25,462
  Natural gas (Mmcf).................................   134,404    126,957     61,797
     Total (Mboe)....................................    49,815     47,513     35,762
Present value of estimated future net cash flows
  before income taxes (in thousands).................  $701,237   $608,273   $129,122
Standardized measure of discounted future net cash
  flows (in thousands)...............................  $529,415   $476,901   $123,377

---------------

(1) Net of the effect of hedging transactions, which reduced oil price realizations by $1.67, $0.51 and $0.10 per Bbl, for 2003, 2002 and 2001,
    respectively and reduced gas price realizations by $0.23, $0.18 and $0.05 per Mcf for 2003, 2002 and 2001, respectively.

  REVENUES AND NET INCOME

     Our oil and natural gas revenues increased to $229.7 million in 2003 from $134.1 million in 2002. The significant increase for this period is the result of increased natural gas and oil prices and increased natural gas production due primarily to new production from 21 wells drilled in 2002 and in the first half of 2003. These increases were partially offset by natural reservoir declines. In addition, 2002 volumes were negatively affected by tropical storm activity.

     Our oil and natural gas revenues decreased to $134.1 million in 2002 from $144.1 million in 2001. Although production volumes increased 7% on a barrel of oil equivalent basis, the 27% decline in natural gas price realizations more than offset this benefit and resulted in lower revenues.

     We recognized net income of $33.3 million in 2003 compared to net loss of $8.8 million in 2002. The increase in net income was primarily due to the increase in oil and natural gas revenues previously discussed and partially offset by higher operating costs, as discussed below. We recognized a net loss of $8.8 million in 2002 compared to net income of $12.0 million in 2001. The decrease in net income was primarily due to the decrease in oil and natural gas revenues previously discussed, combined with higher depletion, depreciation and amortization expense incurred primarily as a result of the HHOC acquisition. The following items had a significant impact on our net income or loss in 2003, 2002 and 2001 and affect the comparability of the results of operations for those years:

     - In January 2003, we adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143") and the effect of adoption on our results of operations and financial condition included a cumulative effect of adoption income of $2.3 million, net of deferred income taxes of $1.3 million.

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

     - We recorded business interruption income of $3.5 million in 2001 as a result of the rupture of a high-pressure natural gas transfer line at our East Bay field. The rupture occurred in November 2000 and the transfer line was restored to service in February 2001. This income is classified as other revenue in the consolidated statements of operations in 2001.

  OPERATING EXPENSES

     Operating expenses were impacted by the following:

     - Lease operating expense increased $2.3 million to $36.7 million in 2003. This is a result of the addition of production from new fields, whereas the majority of our new production in the past was primarily from our large fields with existing infrastructure and low variable cost. Despite the increase in absolute costs, our operating costs per Boe have decreased due to the lower fixed costs required for these new fields.

       Lease operating expense decreased $2.1 million to $34.4 million in 2002. The decrease is attributable to the concerted effort to reduce operating costs, primarily at our East Bay field, which more than offset additional costs from the HHOC properties.

     - Taxes, other than on earnings increased $1.1 million to $7.7 million in 2003. This increase was due to the increase in the production volumes and prices received for our oil and natural gas production on state leases, primarily at East Bay and Bay Marchand, which is subject to Louisiana severance taxes. These taxes are expected to fluctuate from period to period depending on our production volume from state leases and the commodity prices received.

       Taxes, other than on earnings decreased $0.6 million to $6.6 million in 2002. This reduction was due to the decrease in the production volumes and prices received for our oil production on state leases subject to Louisiana severance taxes.

     - Exploration expenditures increased $6.7 million to $17.4 million in 2003. The expense in 2003 is primarily the result of an increase in dry hole charges to $10.1 million as a result of exploratory wells drilled during the year which were found to be not commercially productive, as well as property impairments of $2.8 million, partially offset by a slight decrease in seismic expenditures and delay rentals to $4.5 million. Our exploration expenditures, including dry hole charges will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities. Although our dry hole costs were higher in 2003, we allocated more dollars to exploration in 2003 while maintaining a comparable success rate.

       Exploration expenditures decreased $4.4 million to $10.7 million in 2002. The expense in 2002 is primarily the result of an increase in seismic expenditures and delay rentals to $4.8 million and a decrease in dry hole charges to $5.9 million as a result of exploratory wells drilled during the year which were found to be not commercially productive.

     - Depreciation, depletion and amortization increased $17.4 million to $81.9 million in 2003. The increase was due to the increased depreciable asset base combined with higher production and a shift in the production contribution from our various fields. Some fields carry a higher depreciation burden than others, therefore, changes in the location of our production will directly impact this expense. This expense includes $5.2 million for the provision of abandonment liabilities for 2003 as compared to $6.8 million in 2002.

       Depreciation, depletion and amortization increased $17.6 million to $64.5 million in 2002. The increase was due to the increased depreciable asset base resulting from the acquisition of HHOC and drilling activities subsequent to December 31, 2001, increased production volumes, amortization of unproved leases awarded at the March 2002 lease sale and acquired with HHOC and downward reserve revisions due to prices at December 31, 2001. This expense includes $6.8 million for the provision of abandonment liabilities as compared to $8.1 million in 2001.

     - Other general and administrative expenses increased $4.2 million to $26.7 million in 2003. The increase was primarily due to increased compensation ($5.6 million) and increased insurance ($0.6 million) offset by a 2002 litigation settlement ($2.0 million), which increased general and administrative expenses during the prior year.

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

     - Non-cash stock-based compensation expense of $1.3 million was recognized in 2003, an increase of $0.8 million from 2002. This expense has increased due to additional grants of restricted stock and the granting of performance share awards to employees.

       Non-cash stock-based compensation expense of $0.5 million was recognized in 2002, a decrease of $1.2 million from 2001. This expense relates to restricted stock and stock option grants made to employees.

  OTHER INCOME AND EXPENSE

     Interest expense increased $3.2 million to $10.2 million in 2003. The increase was a result of interest expense on the 8.75% Senior Notes issued in August 2003 partially offset by the interest savings from the redemption of the 11% Notes and the repayment of the bank facility.

     Interest expense increased $5.1 million to $7.0 million in 2002. The increase was a result of increased borrowings under our bank facility and the issuance of the Notes on January 15, 2002 related to the acquisition of HHOC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The increase in revenues we experienced in 2003 significantly increased our cash flows from operations, which totaled $136.7 million in 2003. We intend to fund our exploration and development expenditures from internally generated cash flow, which we define as cash flow from operations before consideration of changes in working capital plus total exploration expenditures. Our cash on hand at December 31, 2003 was $104.4 million. Our future internally generated cash flows will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices of oil and natural gas. We may from time to time use the availability of our bank credit facility to balance working capital needs.

     Our bank credit facility, as amended on July 28, 2003, consists of a revolving line of credit with a group of banks available through March 30, 2005 (the "bank facility"). The bank facility currently has a borrowing base of $60 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank facility permits both prime rate based borrowings and London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank facility is secured by substantially all of our assets. At March 1, 2004, we had $0.1 million outstanding and $59.9 million of credit capacity available under the bank facility. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio of 1.1, (ii) maintain a minimum EBITDAX to interest ratio of 5.00 times, and (iii) maintain a minimum tangible net worth as calculated in accordance with the agreement. We were in compliance with these covenants at December 31, 2003.

     On August 5, 2003, we issued, $150 million of 8.75% Senior Notes due 2010. The Senior Notes bear interest at a rate of 8.75% per annum with interest payable semi-annually on February 1 and August 1, beginning February 1, 2004. We may redeem the notes at our option, in whole or in part, at any time on or after August 1, 2007 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.375% in 2007 to 0% in 2009 and thereafter. In addition, at any time prior to August 1, 2006, we may redeem up to a maximum of 35% of the aggregate principal amount with the net proceeds of certain equity offerings at a price equal to 108.75% of the principal amount, plus accrued and unpaid interest. The notes are unsecured obligations and rank equal in right of payment to all existing and future senior debt, including the bank credit facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness. The indenture relating to the Senior Notes contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with our affiliates, transfer or sell assets and consolidate or merge substantially all of our assets. The Senior Notes are not subject to any sinking fund requirements.

     Upon closing on the Senior Notes on August 5, 2003, we called our $38.4 million 11% Notes due 2009 for redemption. The redemption of the Notes in aggregate principal and accrued interest were funded with a portion of the proceeds received from the Senior Notes and was completed in August 2003. The Notes were issued on January 15, 2002 as part of the acquisition of HHOC. In addition, $39.9 million of the proceeds from the Senior Notes were used to re-pay substantially all of the borrowings under the bank credit facility. As a result of the issuance of the Senior Notes, our bank credit facility borrowing base was reduced from $100 million to $60 million requiring a non-cash charge of $0.3 million for the write-off of the pro rata remaining balance of unamortized issue costs.

     Net cash of $110.1 million used in investing activities in 2003 primarily included oil and natural gas property capital and exploration expenditures of $103.1 million and lease acquisitions of $6.0 million. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During 2003, we completed 23 drilling projects and 33 recompletion/workover projects, 46 of which were successful. During 2002, we completed 17 drilling projects and 27 recompletion/workover projects, 34 of which were successful.

     Our 2004 capital exploration and development budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate and higher risk exploratory activities on undeveloped leases and does not include acquisitions. We currently intend to allocate approximately 60% of our budget on an annual basis on low risk development and exploitation activities, approximately 25% to moderate risk exploration opportunities and approximately 15% to higher risk, higher potential exploration opportunities. Our exploration and development budget for 2004 is currently $125 million. The level of our budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2004 capital expenditures.

     We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active exploration and development program. We believe that internally generated cash flows will be sufficient to meet our capital requirements for at least the next twelve months. Availability under the bank facility will be used to balance short-term fluctuations in working capital requirements. However, additional financing may be required in the future to fund our growth.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table aggregates the contractual commitments and commercial obligations that affect our financial condition and liquidity position as of December 31, 2003:

                                                      PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------------
                                                LESS THAN
                                      TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS   THEREAFTER
                                     --------   ---------   ---------   ---------   ----------
                                                          (IN THOUSANDS)
Long-term debt.....................  $150,416    $   99      $  317      $   --      $150,000
Operating leases...................    15,135     2,445       5,280       3,931         3,479
Unconditional purchase
  obligations(1)...................     5,051     1,500       3,551          --            --
                                     --------    ------      ------      ------      --------
Total contractual obligations......  $170,602    $4,044      $9,148      $3,931      $153,479
                                     ========    ======      ======      ======      ========

---------------

(1) Consists of commitments to purchase seismic related services.

OFF-BALANCE SHEET TRANSACTIONS

     We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

HEDGING ACTIVITIES

     We enter into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. We also distribute our hedging transactions to a variety of financial institutions to reduce our exposure to counterparty credit risk. Our hedging program uses financially-settled crude oil and natural gas swaps, zero-cost collars and a combination of options used to provide floor prices with varying upside price participation. Our hedges are benchmarked to the New York Mercantile Exchange ("NYMEX") West Texas Intermediate crude oil contract and Henry Hub natural gas contracts. With a financially-settled swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price of the collar. In some hedges, we may modify our collar to provide full upside participation after a limited non-participation range. We had the following contracts as of December 31, 2003:

                                    NATURAL GAS POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (MMBTU)
                                                                           ------------------
REMAINING CONTRACT TERM           CONTRACT TYPE   STRIKE PRICE ($/MMBTU)   DAILY      TOTAL
-----------------------           -------------   ----------------------   ------   ---------
01/04...........................     Collar            $3.50/$5.40         10,000     310,000
01/04...........................     Collar            $3.50/$5.25         10,000     310,000
01/04 - 06/04...................     Collar            $4.00/$7.00         10,000   1,820,000
01/04 - 12/04...................     Collar            $4.00/$6.50         10,000   3,660,000
02/04 - 12/04...................     Collar            $3.50/$8.00         10,000   3,350,000

                                     CRUDE OIL POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (BBLS)
                                                                           ------------------
REMAINING CONTRACT TERM           CONTRACT TYPE    STRIKE PRICE ($/BBL)    DAILY      TOTAL
-----------------------           -------------   ----------------------   ------   ---------
01/04 - 12/04...................     Swap                    $27.35         1,500     549,000
01/04 - 06/04...................     Collar           $25.00/$31.38         1,500     273,000
07/04 - 09/04...................     Collar           $24.00/$29.00         1,500     138,000
10/04 - 12/04...................     Collar           $24.00/$28.75         1,500     138,000

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

     Our hedged volume as of December 31, 2003 approximated 35% of our estimated production from proved reserves through the balance of the terms of the contracts.

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

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

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

     - Successful Efforts Method of Accounting -- Oil and natural gas exploration and production companies choose one of two acceptable accounting methods, successful-efforts or full cost. The most significant difference between the two methods relates to the accounting treatment of drilling costs for unsuccessful exploration wells ("dry holes") and exploration costs. Under the successful-efforts method, we recognize exploration costs and dry hole costs as an expense on the income statement when incurred and capitalize the costs of successful exploration wells as oil and natural gas properties. Companies that follow the full cost method capitalize all drilling and exploration costs including dry hole costs into one pool of total oil and natural gas property costs.

       We use the successful-efforts method because we believe that it more conservatively reflects, on our balance sheet, the historical costs that have future value. However, using successful-efforts often causes our income statement to fluctuate significantly between reporting periods based on our drilling success or failure during the periods.

       It is typical for companies that have an active exploratory drilling program, as we do, to incur dry hole costs. During the last three years we have drilled 57 exploration wells, of which 13 were considered dry holes. Our dry hole costs charged to expense during this period totaled $29.5 million out of total exploratory drilling costs of $132.8 million. It is impossible to predict future dry holes; however we expect to continue to have dry hole costs in the future which will vary depending on the level and success of our exploratory program.

     - Proved Reserve Estimates -- Our independent reserve engineers prepare our oil and natural gas reserve estimates using guidelines established by the U.S. Securities and Exchange Commission and generally accepted accounting principles. The quality and quantity of data, the interpretation of the data, and the accuracy of mandated economic assumptions combined with the judgment exercised by the reserve engineers affect the accuracy of the estimated reserves. In addition, drilling or production results after the date of the estimate may cause material revisions to the reserve estimates in subsequent periods. You should not assume that the present value of the future net cash flow disclosed in this report reflects the current market value of the oil and natural gas reserves. In accordance with the U.S. Securities and Exchange Commission's guidelines, we use prices and costs determined on the date of the estimate and a 10% discount rate to determine the present value of future net cash flow. Actual prices and costs may vary significantly, and the discount rate may or may not be appropriate based on outside economic conditions.

       The computation of the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at December 31, 2003 was based on period-end prices of $6.15 per Mcf for natural gas and $30.88 per barrel for crude oil after adjusting the West Texas Intermediate posted price per barrel and the Gulf Coast spot market price per Mmbtu for energy content, quality, transportation fees, and regional price differentials for each property. We estimated the costs based on the current year costs incurred for individual properties or similar properties if a particular property did not have production during the prior year. While we believe that future costs can be reasonably estimated, future prices are difficult to estimate since the market prices are influenced by events beyond our control. Future global economic and political events will most likely result in significant fluctuations in future oil prices. In addition, weather conditions can cause significant fluctuations in natural gas prices.

     - Depletion, Depreciation, and Amortization of Oil and Natural Gas Properties -- We calculate depletion, depreciation, and amortization expense ("DD&A") using the estimates of proved oil and natural gas reserves previously discussed in these critical accounting policies. We segregate the costs for individual or contiguous properties or projects and record DD&A for these property costs separately using the units of production method. Material downward revisions in reserves increase the DD&A per unit and reduce our net income; likewise, material upward revisions lower the DD&A per unit and increase our net income.

     - Impairment of Oil and Gas Properties -- We continually monitor our long-lived assets recorded in property and equipment in our consolidated balance sheet to make sure that they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset could exceed its fair value. Because we account for our proved oil and natural gas properties separately under the successful efforts method of accounting, we assess our assets for impairment property by property rather than in one pool of total oil and natural gas property costs. A significant amount of judgment is involved in performing these evaluations since the amount is based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or natural gas, unfavorable adjustments to reserves, or other changes to contracts, environmental regulations or tax laws. We cannot predict the need for, nor estimate the amount of, impairment charges that may be recorded in the future.

       We base our assessment of possible impairment using our best estimate of future prices, costs and expected net cash flow generated by a property. We estimate future prices based on management's expectations and escalate both the prices and the costs for inflation if appropriate. If these undiscounted estimates indicate an impairment, we measure the impairment expense as the difference between the net book value of the asset and its estimated fair value measured by discounting the future net cash flow from the property at an appropriate rate. Actual prices, costs, discount rates, and net cash flow may vary from our estimates.

       In 2002, we adopted Statement 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("Statement 144") which superseded Statement 121 "Accounting for Impairment of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this statement did not have a material effect on our balance sheet or income statement in 2002.

       We estimate the amount of capitalized costs of unproved properties which will prove unproductive by amortizing the balance of the unproved property costs (adjusted by an anticipated rate of future successful development) over an average lease term. We will transfer the original cost of an unproved property to proved properties when we find commercial oil and natural gas reserves sufficient to justify full development of the property.

     - Asset retirement obligation -- We adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143") on January 1, 2003. We have significant obligations to plug and abandon oil and natural gas wells and related equipment as well as to dismantle and abandon facilities at the end of oil and natural gas production operations. We record the fair value of a liability for an Asset Retirement Obligation ("ARO") in the period in which it is incurred and a corresponding increase in the carrying amount of the related asset. Subsequently, the ARO included in the carrying amount of the related asset are allocated to expense using the units-of-production method. In addition, accretion of the discount related to the ARO liability resulting from the passage of time is reflected as additional depreciation, depletion and amortization expense in the Consolidated Statement of Operations.

       Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing ARO liability, a corresponding adjustment will be required to be made to the oil and natural gas property balance. This adjustment may then have a positive or negative impact on the associated depreciation expense and accretion expense depending on the nature of the revision.

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

     Under the above critical accounting policies our net income can vary significantly from period to period because events or circumstances which trigger recognition as an expense for unsuccessful wells or impaired properties cannot be accurately forecast. In addition, selling prices for our oil and natural gas fluctuate significantly. Therefore we focus more on cash flow from operations and on controlling our finding and development, operating, administration, and financing costs.

NEW ACCOUNTING POLICIES

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. We do not currently have guarantees that require disclosure. We have adopted FIN 45, which did not have an impact on our financial position, results of operations or cash flows.

     In December 2003, the FASB issued FASB Interpretation 46 (Revised December
2003), "Consolidation of Variable Interest Entities," ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities ("VIEs") no later than March 31, 2004. We have assessed the impact of FIN 46R, which will not currently have an impact on our financial position, results of operations or cash flows.

     During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. We have adopted Statement 145, which did not have an impact on our financial position, results of operations or cash flows.

     In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities ("Statement 146"). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 became effective for disposal activities initiated after December 31, 2002. We have adopted Statement 146 which did not have an impact on our financial positions results of operations or cash flows.

     In December 2002, the FASB issued Statement 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("Statement 148"). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of FASB Statement 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. Disclosures required by this standard are included in the notes to these consolidated financial statements.

     On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("Statement 149"). Statement 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We have adopted Statement 149, which did not have an impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted the Statement 150, which did not have an impact on our financial position, the results of operations or cash flows.

     Statement of Financial Accounting Standards No. 141, "Business Combinations," ("Statement 141") and No. 142, "Goodwill and Intangible Assets," ("Statement 142") became effective for us on July 1, 2001 and January 1, 2002, respectively. Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, Statement 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. Statement 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under Statement 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of Statement 141 and 142 to oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and natural gas properties, as intangible assets on our balance sheets. Additional disclosures required by Statements 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and natural gas companies, have included these oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and natural gas properties, even after Statements 141 and 142 became effective.

     This interpretation of Statements 141 and 142 would affect only our balance sheet classification of oil and natural gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and natural gas companies provided in Statement of Financial Accounting Standards No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies."

     At December 31, 2003, we had unproved and proved leasehold of approximately $5.0 million and $100.0 million that would have been classified on the balance sheet as unproved intangible oil and natural gas properties and intangible acquired proved leaseholds, respectively, if we applied the interpretation currently being deliberated by the Emerging Issues Task Force ("EITF"). We will continue to classify our oil and natural gas leaseholds as oil and natural gas properties until further guidance is provided.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2003, $0.1 million of our long-term debt had variable interest rates, while the remaining long-term debt had fixed interest rates, therefore an increase in the variable interest rate would not have a material impact on net income.

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

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of December 31, 2003, we had the following contracts in place:

                                    NATURAL GAS POSITIONS
----------------------------------------------------------------------------------------------
                                                                              VOLUME (MMBTU)
                                                         STRIKE PRICE       ------------------
REMAINING CONTRACT TERM              CONTRACT TYPE        ($/MMBTU)         DAILY      TOTAL
-----------------------              -------------   --------------------   ------   ---------
01/04..............................     Collar            $3.50/$5.40       10,000     310,000
01/04..............................     Collar            $3.50/$5.25       10,000     310,000
01/04 - 06/04......................     Collar            $4.00/$7.00       10,000   1,820,000
01/04 - 12/04......................     Collar            $4.00/$6.50       10,000   3,660,000
02/04 - 12/04......................     Collar            $3.50/$8.00       10,000   3,350,000

                                     CRUDE OIL POSITIONS
----------------------------------------------------------------------------------------------
                                                                              VOLUME (BBLS)
                                                                            ------------------
REMAINING CONTRACT TERM              CONTRACT TYPE   STRIKE PRICE ($/BBL)   DAILY      TOTAL
-----------------------              -------------   --------------------   ------   ---------
01/04 - 12/04......................  Swap                      $27.35        1,500     549,000
01/04 - 06/04......................  Collar             $25.00/$31.38        1,500     273,000
07/04 - 09/04......................  Collar             $24.00/$29.00        1,500     138,000
10/04 - 12/04......................  Collar             $24.00/$28.75        1,500     138,000

     Our hedged volume as of December 31, 2003 approximated 35% of our estimated production from proved reserves through the balance of the terms of the contracts. Had these contracts been terminated at December 31, 2003, we estimate the loss would have been $3.8 million.

     We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on fair value of our derivative instruments. At December 31, 2003, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $4.1 million increase in the combined estimated loss.

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

     "Mmbbls" One million barrels of oil or other liquid hydrocarbons

     "Mmboe" One million barrels of oil equivalent

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

     "EBITDAX" Net income (loss) before interest expense, income taxes, depreciation, depletion and amortization, exploration expenditures and cumulative effect of change in accounting principle.

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

     Our independent certified public accountants provide an objective independent review by their audit of the Company's financial statements. Their audit is conducted in accordance with auditing standards generally accepted in the United States of America standards and includes a review of internal accounting controls to the extent deemed necessary for the purposes of their audit.

               /s/ RICHARD A. BACHMANN                                  /s/ SUZANNE V. BAER
     ------------------------------------------             ------------------------------------------
                 Richard A. Bachmann                                      Suzanne V. Baer
               Chairman, President and                               Executive Vice President
               Chief Executive Officer                              and Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Energy Partners, Ltd.:

     We have audited the accompanying consolidated balance sheets of Energy Partners, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Partners, Ltd. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in 2003.

                                          KPMG LLP

New Orleans, Louisiana
February 9, 2004

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2003        2002
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 104,392   $     116
  Trade accounts receivable -- net of allowance for doubtful
     accounts of $26 in 2003 and $1,351 in 2002.............     35,315      25,824
  Deferred tax assets.......................................      2,939       1,221
  Prepaid expenses..........................................      2,106       1,868
                                                              ---------   ---------
       Total current assets.................................    144,752      29,029
Property and equipment, at cost under the successful efforts
  method of accounting for oil and gas properties...........    598,101     471,840
Less accumulated depreciation, depletion and amortization...   (210,013)   (121,034)
                                                              ---------   ---------
       Net property and equipment...........................    388,088     350,806
Other assets................................................      6,575       3,463
Deferred financing costs -- net of accumulated amortization
  of $3,267 in 2003 and $2,365 in 2002......................      4,766         922
                                                              ---------   ---------
                                                              $ 544,181   $ 384,220
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  14,650   $   8,869
  Accrued expenses..........................................     42,487      43,533
  Fair value of commodity derivative instruments............      3,814       3,392
  Current maturities of long-term debt......................         99          92
                                                              ---------   ---------
       Total current liabilities............................     61,050      55,886
Long-term debt..............................................    150,317     103,687
Deferred tax liabilities....................................     29,584       9,033
Asset retirement obligation.................................     40,577      22,669
Other.......................................................      1,168       1,023
                                                              ---------   ---------
                                                                282,696     192,298
Stockholders' equity:
  Preferred stock, $1 par value per share. Authorized
     1,700,000 shares; issued and outstanding:
     2003 -- 368,076 shares; 2002 -- 382,261 shares.
     Aggregate liquidation value: 2003 -- $36,808;
     2002 -- $38,226........................................     34,894      35,359
  Common stock, par value $0.01 per share. Authorized
     50,000,000 shares; issued and outstanding:
     2003 -- 32,241,981 shares; 2002 -- 27,550,466 shares...        323         276
  Additional paid-in capital................................    228,511     187,965
  Accumulated other comprehensive loss -- net of deferred
     taxes of $1,373 in 2003 and $1,221 in 2002.............     (2,441)     (2,171)
  Retained earnings (deficit)...............................        198     (29,507)
                                                              ---------   ---------
       Total stockholders' equity...........................    261,485     191,922
  Commitments and contingencies.............................
                                                              ---------   ---------
                                                              $ 544,181   $ 384,220
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2003       2002       2001
                                                              --------   --------   --------
Revenue:
  Oil and natural gas.......................................  $229,703   $134,146   $144,144
  Other.....................................................       484       (358)     2,096
                                                              --------   --------   --------
                                                               230,187    133,788    146,240
                                                              --------   --------   --------
Costs and expenses:
  Lease operating...........................................    36,693     34,400     36,543
  Taxes, other than on earnings.............................     7,650      6,572      7,190
  Exploration expenditures and dry hole costs...............    17,353     10,735     15,141
  Depreciation, depletion and amortization..................    81,927     64,513     46,870
  General and administrative:
     Stock-based compensation...............................     1,285        453      1,651
     Severance costs........................................        --      1,211         --
     Other general and administrative.......................    26,719     22,504     18,182
                                                              --------   --------   --------
       Total costs and expenses.............................   171,627    140,388    125,577
                                                              --------   --------   --------
Income (loss) from operations...............................    58,560     (6,600)    20,663
Other income (expense):
  Interest income...........................................       380        107        329
  Interest expense..........................................   (10,174)    (6,988)    (1,916)
                                                              --------   --------   --------
                                                                (9,794)    (6,881)    (1,587)
                                                              --------   --------   --------
       Income (loss) before income taxes and cumulative
          effect of change in accounting principle..........    48,766    (13,481)    19,076
Income taxes................................................   (17,784)     4,682     (7,102)
                                                              --------   --------   --------
       Net income (loss) before cumulative effect of change
          in accounting principle...........................    30,982     (8,799)    11,974
Cumulative effect of change in accounting principle, net of
  income taxes of $1,276....................................     2,268         --         --
                                                              --------   --------   --------
       Net income (loss)....................................    33,250     (8,799)    11,974
Less dividends earned on preferred stock and accretion of
  discount..................................................    (3,545)    (3,330)        --
                                                              --------   --------   --------
       Net income (loss) available to common stockholders...  $ 29,705   $(12,129)  $ 11,974
                                                              ========   ========   ========
Earnings per share:
Basic:
  Before cumulative effect of change in accounting
     principle..............................................  $   0.89   $  (0.44)  $   0.45
  Cumulative effect of change in accounting principle.......      0.07         --         --
                                                              --------   --------   --------
  Basic earnings (loss) per share...........................  $   0.96   $  (0.44)  $   0.45
                                                              ========   ========   ========
Diluted:
  Before cumulative effect of change in accounting
     principle..............................................  $   0.87   $  (0.44)  $   0.44
  Cumulative effect of change in accounting principle.......      0.06         --         --
                                                              --------   --------   --------
  Diluted earnings (loss) per share.........................  $   0.93   $  (0.44)  $   0.44
                                                              ========   ========   ========
Weighted average common shares used in computing income
  (loss) per share:
     Basic..................................................    30,822     27,467     26,865
     Incremental common shares..............................     4,753         --         55
                                                              --------   --------   --------
     Diluted................................................    35,575     27,467     26,920
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                              ACCUMULATED
                                                                                ADDITIONAL       OTHER       RETAINED
                             PREFERRED     PREFERRED      COMMON      COMMON     PAID-IN     COMPREHENSIVE   EARNINGS
                            STOCK SHARES     STOCK     STOCK SHARES    STOCK     CAPITAL        INCOME       (DEFICIT)    TOTAL
                            ------------   ---------   ------------   -------   ----------   -------------   ---------   --------
Balance at December 31,
  2000....................         --       $    --       26,400      $   264    $179,679       $    --      $(29,352)   $150,591
Stock-based
  compensation............         --            --           --           --       1,651            --            --       1,651
Exercise of warrants......         --            --          466            5          --            --            --           5
Common stock issued.......         --            --            5           --          --            --            --          --
Comprehensive income:
  Net income..............         --            --           --           --          --            --        11,974      11,974
  Fair value of commodity
    derivative
    instruments...........         --            --           --           --          --           981            --         981
                                                                                                                         --------
Comprehensive income......                                                                                                 12,955
                                                                                                                         --------
Other.....................         --            --           --           --        (335)           --            --        (335)
                               ------       -------       ------      -------    --------       -------      --------    --------
Balance at December 31,
  2001....................         --            --       26,871          269     180,995           981       (17,378)    164,867
Effect of Hall-Houston
  acquisition.............        384        34,746          575            6       6,235            --            --      40,987
Stock-based
  compensation............         --            --           93            1         618            --            --         619
Shares cancelled..........         --            --          (23)          --        (167)           --            --        (167)
Conversion of preferred
  stock...................         (2)         (145)          17           --         145            --            --          --
Common stock issued to
  401(k) plan.............         --            --            9           --          84            --            --          84
Dividends on preferred
  stock...................         --            --           --           --          --            --        (2,572)     (2,572)
Accretion of discount on
  preferred stock.........         --           758           --           --          --            --          (758)         --
Comprehensive loss:
  Net loss................         --            --           --           --          --            --        (8,799)     (8,799)
  Fair value of commodity
    derivative
    instruments...........         --            --           --           --          --        (3,152)           --      (3,152)
                                                                                                                         --------
Comprehensive loss........                                                                                                (11,951)
                                                                                                                         --------
Other.....................         --            --            8           --          55            --            --          55
                               ------       -------       ------      -------    --------       -------      --------    --------
Balance at December 31,
  2002....................        382        35,359       27,550          276     187,965        (2,171)      (29,507)    191,922
Stock-based
  compensation............         --            --          131            1         783            --            --         784
Shares cancelled..........         --            --         (105)          (1)     (1,715)           --            --      (1,716)
Proceeds from equity
  offering, net of
  costs...................         --            --        4,211           42      37,535            --            --      37,577
Exercise of common stock
  options.................         --            --          167            2       2,148            --            --       2,150
Exercise of warrants into
  common stock............         --            --           30           --         102            --            --         102
Conversion of preferred
  stock...................        (14)       (1,418)         232            3       1,415            --            --          --
Common stock issued to
  401(k) plan.............         --            --           16           --         174            --            --         174
Dividends on preferred
  stock...................         --            --           --           --          --            --        (2,592)     (2,592)
Accretion of discount on
  preferred stock.........         --           953           --           --          --            --          (953)         --
Comprehensive income:
  Net income..............         --            --           --           --          --            --        33,250      33,250
  Fair value of commodity
    derivative
    instruments...........         --            --           --           --          --          (270)           --        (270)
                                                                                                                         --------
Comprehensive income......                                                                                                 32,980
                                                                                                                         --------
Other.....................         --            --           10           --         104            --            --         104
                               ------       -------       ------      -------    --------       -------      --------    --------
Balance at December 31,
  2003....................        368       $34,894       32,242      $   323    $228,511       $(2,441)     $    198    $261,485
                               ======       =======       ======      =======    ========       =======      ========    ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                2003       2002       2001
                                                              ---------   -------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $  33,250   $(8,799)  $  11,974
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Cumulative effect of change in accounting principle,
       net of tax...........................................     (2,268)       --          --
     Depreciation, depletion and amortization...............     81,927    64,513      46,870
     (Gain) loss on sale of oil and gas assets..............       (207)      243         (39)
     Amortization of deferred revenue.......................         --    (3,420)         --
     Stock-based compensation...............................      1,285       453       1,651
     Deferred income taxes..................................     17,708    (4,653)      7,023
     Exploration expenditures...............................     12,810     5,909      13,575
     Non-cash effect of derivative instruments..............         --       514       1,928
     Amortization of deferred financing costs...............        902       370         968
     Other..................................................        271        52          --
     Changes in operating assets and liabilities, net of
       acquisition in 2002:
       Trade accounts receivable............................     (9,490)   (4,234)     15,177
       Prepaid expenses.....................................       (239)      154           6
       Fair value of commodity derivative instrument........         --        --      (2,442)
       Other assets.........................................     (3,112)   (2,160)      1,354
       Accounts payable and accrued expenses................      4,814   (21,595)     (6,403)
       Other liabilities....................................       (949)   (1,930)        205
                                                              ---------   -------   ---------
          Net cash provided by operating activities.........    136,702    25,417      91,847
                                                              ---------   -------   ---------
Cash flows used in investing activities:
  Acquisition of business, net of cash acquired.............       (850)  (10,661)         --
  Property acquisitions.....................................     (6,030)   (1,922)     (2,516)
  Exploration and development expenditures..................   (103,148)  (42,979)   (119,824)
  Other property and equipment additions....................       (608)     (405)     (1,349)
  Proceeds from sale of oil and gas assets..................        579     1,587       2,622
                                                              ---------   -------   ---------
          Net cash used in investing activities.............   (110,057)  (54,380)   (121,067)
                                                              ---------   -------   ---------
Cash flows from financing activities:
  Bank overdraft............................................         --      (808)        808
  Deferred financing costs..................................     (4,746)       --          --
  Repayments of long-term debt..............................   (118,362)  (15,541)     (5,172)
  Proceeds from long-term debt..............................     15,000    48,000      30,565
  Proceeds from senior notes offering.......................    150,000        --          --
  Proceeds from equity offering, net of commissions.........     38,000        --          --
  Equity offering costs.....................................       (479)       --          --
  Payment of preferred stock dividends......................     (2,592)   (2,572)         --
  Exercise of stock options and warrants....................        810        --          --
  Other.....................................................         --        --        (330)
                                                              ---------   -------   ---------
          Net cash provided by financing activities.........     77,631    29,079      25,871
                                                              ---------   -------   ---------
          Net increase (decrease) in cash and cash
            equivalents.....................................    104,276       116      (3,349)
Cash and cash equivalents at beginning of year..............        116        --       3,349
                                                              ---------   -------   ---------
Cash and cash equivalents at end of year....................  $ 104,392   $   116   $      --
                                                              =========   =======   =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

     Energy Partners, Ltd. was incorporated on January 29, 1998 and is an independent oil and natural gas exploration and production company with operations concentrated in the shallow to moderate depth waters of the Gulf of Mexico Shelf. The Company's future financial condition and results of operations will depend primarily upon prices received for its oil and natural gas production and the costs of finding, acquiring, developing and producing reserves.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A)  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Energy Partners, Ltd., and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions are eliminated in consolidation. The Company's interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated.

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

  (c)  ASSET RETIREMENT OBLIGATION

     In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset's carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company's asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and gas properties. The Company adopted Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. Prior to adoption of this statement, such obligations were accrued ratably over the productive lives of the assets through its depreciation, depletion and amortization for oil and natural gas properties.

  (d)  INCOME TAXES

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

  (e)  DEFERRED FINANCING COSTS

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

  (g)  REVENUE RECOGNITION

     The Company uses the entitlement method for recording natural gas sales revenue. Under this method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities and under-deliveries are recorded as receivables. The Company had natural gas imbalance receivables of $1.7 million and $1.3 million at December 31, 2003 and 2002, respectively and had liabilities of $0.5 million at December 31, 2003 and 2002.

  (h)  STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, highly-liquid investments with original maturities of three months or less are considered cash equivalents. At December 31, 2003 and 2002, interest-bearing cash equivalents were approximately $110.4 million and $4.4 million, respectively. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities.

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

  (j)  STOCK-BASED COMPENSATION

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

                                                        2003          2002       2001
                                                    -------------   --------   ---------
Net income (loss) available to common
  stockholders:
  As reported.....................................        $32,250   $ (8,799)  $  11,974
  Pro forma.......................................        $28,703   $(11,364)  $  10,685
Basic earnings (loss) per share:
  As reported.....................................        $  0.96   $  (0.44)  $    0.45
  Pro forma.......................................        $  0.93   $  (0.53)  $    0.40
Diluted earnings (loss) per share:
  As reported.....................................        $  0.93   $  (0.44)  $    0.44
  Pro forma.......................................        $  0.91   $  (0.53)  $    0.40
Average fair value of grants during the year......        $  4.67   $   2.72   $    3.47
Black-Scholes option pricing model assumptions:
  Risk free interest rate.........................            4.5%       4.5%        4.5%
  Expected life (years)...........................              5          5    2.5 to 5
  Volatility......................................   47.0 to 49.0%      35.0%       35.0%
  Dividend yield..................................             --         --          --
Stock-based employee compensation cost, net of
  tax, included in net income (loss) as
  reported........................................         $   28   $    257   $     749

  (k)  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. Many of the Company's receivables are from joint interest owners on properties of which the Company is the operator. Thus, the Company may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. The Company's crude oil and natural gas receivables are typically collected within two months. The Company accrues an allowance on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any allowance may be reasonably estimated. As of December 31, 2003 and 2002, the Company had an allowance for doubtful accounts of $25,960 and $1.4 million, respectively.

  (l)  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company's actual results may differ from these estimates and assumptions used in preparation of its financial statements. Significant estimates with regard to these financial statements and related unaudited disclosures include the estimate of proved oil and natural gas reserve quantities and the related present value of estimated future net cash flows there-from disclosed in note 21.

  (m)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in fiscal 2003.

(3)  COMMON STOCK

     On November 1, 2000, the Company priced its initial public offering of 5.75 million shares of common stock and commenced trading the following day. On April 16, 2003, the Company completed the public offering of approximately 6.8 million shares of its common stock (the Equity Offering), which was priced at $9.50 per share. The Equity Offering included 4.2 million shares offered by the Company,
1.7 million shares offered by the Company's then principal stockholders, Evercore Capital Partners L.P. and certain of its affiliates (Evercore), and 0.9 million shares offered by Energy Income Fund, L.P. (EIF). In addition, the underwriters exercised their option to purchase 1.0 million additional shares to cover over-allotments, the proceeds from which went to selling shareholders and not to the Company. After payment of underwriting discounts and commissions, the offering generated net proceeds to the Company of approximately $38.0 million. After expenses of approximately $0.5 million, the proceeds were used to repay a portion of outstanding borrowings under the Company's bank credit facility.

     In July 2003, Evercore exercised a contractual right to request us to register with the SEC for possible public sale 2.5 million shares of common stock. On August 8, 2003 we were informed by Evercore that it had priced a public offering of the 2.5 million shares of our common stock at $10.40 per share. In October 2003, Evercore, again exercised its contractual right to request the Company to register with the SEC for possible sale of all of Evercore's remaining approximately 4.5 million shares of common stock. On November 11, 2003 the Company was informed by Evercore that it had priced a public offering of all of these remaining shares of the Company's common stock at $11.75 per share. This offering completed the sale of Evercore's interest in the Company. The Company did not sell any shares in the offering and did not receive any proceeds from the shares offered by the selling stockholders.

(4)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options, warrants and convertible preferred stock shares.

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the years ended December 31, 2003 and 2001. The diluted loss per share calculation for the year ended December 31, 2002 produces results that are anti-dilutive, therefore, the diluted loss per share amount as reported for this period in the accompanying consolidated statements of operations is the same as the basic loss per share amount.

                                                                        WEIGHTED
                                                       NET INCOME       AVERAGE
                                                      AVAILABLE TO       COMMON
                                                         COMMON          SHARES       EARNINGS
                                                      STOCKHOLDERS    OUTSTANDING    PER SHARE
                                                      -------------   ------------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2003:
  Basic.............................................     $29,705         30,822        $0.96
  Effect of dilutive securities:
     Preferred stock................................       3,545          4,310
     Stock options..................................          --            235
     Warrants.......................................          --            208
                                                         -------         ------
  Diluted...........................................     $33,250         35,575        $0.93
                                                         =======         ======

                                                                        WEIGHTED
                                                       NET INCOME       AVERAGE
                                                      AVAILABLE TO       COMMON
                                                         COMMON          SHARES       EARNINGS
                                                      STOCKHOLDERS    OUTSTANDING    PER SHARE
                                                      -------------   ------------   ----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2001:
  Basic.............................................     $11,974         26,865        $0.45
  Effect of dilutive securities:
     Preferred stock................................          --             --
     Stock options..................................          --             55
     Warrants.......................................          --             --
                                                         -------         ------
  Diluted...........................................     $11,974         26,920        $0.44
                                                         =======         ======

(5)  SUPPLEMENTAL CASH FLOW INFORMATION

     The following is supplemental cash flow information:

                                                             YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                          2003          2002         2001
                                                      ------------   -----------   ---------
                                                                  (IN THOUSANDS)
Interest paid.......................................    $ 5,877        $4,616        $ 842
Income taxes paid, net of refunds...................    $    76        $  (29)       $  79

     The following is supplemental disclosure of non-cash financing activities:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              -------   -----   ------
                                                                   (IN THOUSANDS)
Accretion of preferred stock................................  $  953    $758    $  --
Conversion of preferred stock...............................  $1,418    $145    $  --
Conversion of warrants......................................  $   --    $ --    $   5
Exercise of options.........................................  $1,442    $ --    $  --

     On November 17, 1999, the Company issued a warrant to EIF to purchase 928,050 shares of common stock as required by a financing transaction with Evercore. EIF exercised its option to convert the warrant in January 2001, receiving 466,245 shares of common stock.

(6)  ACQUISITIONS

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

     The HHOC acquisition was completed for consideration consisting of $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (Series D Preferred Stock) with a fair value of $34.7 million discounted to effect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes (the Notes), due 2009 (immediately callable at par), 574,931 shares of common stock with a fair value of approximately $3.3 million determined based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were agreed to and announced, $9.0 million of cash including $3.9 million of accrued interest and prepayment fees paid to former debt holders, and warrants to purchase four million shares of the Company's common stock. Of the warrants, one million have a strike price of $9.00 and three million have a strike price of $11.00 per share. The warrants had a fair value of approximately $3.0 million based on a third party valuation and are exercisable beginning January 15, 2003 and expiring on January 15, 2007. In addition, the Company incurred approximately $3.6 million in expenses in connection with the acquisition and assumed HHOC's working capital deficit.

     In addition, former preferred stockholders of HHOC have the right to receive contingent consideration. Some of the former stockholders are employees of the Company, however, any contingent consideration payments are not tied to continued employment. The contingent consideration is based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by HHOC as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually beginning March 3, 2003 and ending March 1, 2007. The cumulative percentage remitted to the participants is 20% for March 3, 2003, 30% for March 1, 2004, 35% for March 1, 2005, 40% for March 1, 2006 and 50% for March 1, 2007. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. On March 17, 2003, the Company capitalized, as additional purchase price, and paid additional consideration of $0.9 million related to the March 3, 2003 contingent consideration payment date. The Company does not expect the 2004 contingent consideration payment to exceed $2.5 million. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual revaluations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

                                                               AT JANUARY 15, 2002
                                                               -------------------
                                                                 (IN THOUSANDS)
Current assets..............................................        $ 11,157
Property and equipment......................................         124,031
Deferred taxes..............................................           2,544
Other assets................................................             909
                                                                    --------
  Total assets acquired.....................................         138,641
Current liabilities.........................................          37,860
Other non-current liabilities...............................           8,851
                                                                    --------
  Total liabilities assumed.................................          46,711
                                                                    --------
  Net assets acquired.......................................        $ 91,930
                                                                    ========

     Following the completion of the acquisition, management of the Company assessed the technical and administrative needs of the combined organization. As a result, 14 redundant positions were eliminated including finance, administrative, geophysical and engineering positions in New Orleans and Houston. Total severance costs under the plan were $1.2 million.

(7)  PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at December 31, 2003 and 2002:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Proved oil and natural gas properties.......................  $584,741   $458,610
Unproved oil and natural gas properties.....................     8,716      9,180
Other.......................................................     4,644      4,050
                                                              --------   --------
                                                              $598,101   $471,840
                                                              --------   --------

     Substantially all of the Company's oil and natural gas properties serve as collateral for its bank facility.

(8)  ASSET RETIREMENT OBLIGATION

     In 2001, the Financial Accounting Standards Board (FASB) issued Statement
143. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company adopted Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company previously recorded estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and natural gas properties and recorded a separate liability for such amounts in other liabilities. The effect of adopting Statement 143 on the Company's results of operations and financial condition included a net increase in long-term liabilities of $14.2 million; an increase in net property, plant and equipment of $17.8 million; a cumulative effect of adoption income of $2.3 million, net of deferred income taxes of $1.3 million.

     The pro forma asset retirement obligations would have been $26.0 million at January 1, 2002 and $36.9 million at December 31, 2002 had the Company adopted Statement 143 on January 1, 2002. The following pro forma data summarizes the Company's net loss and net loss per share as if the Company had adopted the provisions of Statement 143 on January 1, 2002 (in thousands, except per share amounts):

                                                         YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
Net loss available to common stockholders, as
  reported..........................................      $(12,129)           $ 11,974
Pro forma adjustments to reflect retroactive
  adoption of Statement 143.........................          (172)              2,232
                                                          --------            --------
Pro forma net loss..................................      $(12,301)           $ 14,206
                                                          ========            ========
Net loss per share:
  Basic -- as reported..............................      $  (0.44)           $   0.45
                                                          ========            ========
  Basic -- pro forma................................      $  (0.45)           $   0.53
                                                          ========            ========
  Diluted -- as reported............................      $  (0.44)           $   0.45
                                                          ========            ========
  Diluted -- pro forma..............................      $  (0.45)           $   0.53
                                                          ========            ========

     The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the year ended December 31, 2003 (in thousands):

                                                                 ASSET
                                                               RETIREMENT
                                                               OBLIGATION
                                                               ----------
December 31, 2002...........................................    $22,669
  Net impact of initial adoption............................     14,211
  Accretion expense.........................................      1,963
  Liabilities incurred......................................        812
  Liabilities settled.......................................     (1,597)
  Revisions in estimated cash flows.........................      2,519
                                                                -------
December 31, 2003...........................................    $40,577
                                                                =======

(9)  LONG-TERM DEBT

     On August 5, 2003, the Company issued $150 million of 8.75% Senior Notes Due 2010 (the Senior Notes) in a Rule 144A private offering (the Debt Offering) which allows unregistered transactions with qualified institutional buyers. In October 2003, the Company consummated an exchange offer pursuant to which it exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and all offering expenses, the Company received $145.3 million, which was used to redeem all of the outstanding 11% Senior Subordinated Notes Due 2009 (see note 6) and to repay substantially all of the borrowings outstanding under the Company's bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

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

     On July 28, 2003 the Company amended its bank credit facility in connection with the Debt Offering. The amendment reduced the borrowing base under the bank credit facility to $60 million upon consummation of the Debt Offering. The borrowing base is subject to redetermination based on the proved reserves of the oil and gas properties that serve as collateral for the bank facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank facility is available through March 30, 2005 with interest permitted at both prime rate based borrowings and London interbank borrowing rate (LIBOR) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank facility. The spread can range from 0% to 0.75% above prime and 1.5% to 2.25% above LIBOR. Indebtedness under the bank facility is secured by substantially all of the assets of the Company. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The weighted average interest rate at December 31, 2003 and 2002 was 4.00% and 3.18%, respectively. The bank credit facility contains customary events of default and various financial covenants which required the Company to: (i) maintain a minimum current ratio of 1.1, (ii) maintain a minimum EBITDAX to interest ratio of 5.00 times, and (iii) maintain a minimum tangible net worth as calculated in accordance with the agreement. The Company was in compliance with these covenants at December 31, 2003.

     Total long-term debt outstanding at December 31, 2003 and 2002 were as follows:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Senior Notes, annual interest of 8.75%, payable August 1,
  2010......................................................  $150,000   $     --
Bank facility, interest rate based on prime and LIBOR
  borrowing rates plus a floating spread payable March 30,
  2005, with weighted average interest on December 31, 2003
  of 4.00%..................................................       100     65,000
The Notes, annual interest of 11%, due January 15, 2009.....        --     38,371
Financing note payable, annual interest of 7.99%, equal
  monthly payments, maturing February 2006..................       316        408
                                                              --------   --------
                                                               150,416    103,779
Less: Current maturities....................................        99         92
                                                              --------   --------
                                                              $150,317   $103,687
                                                              ========   ========

     Maturities of long-term debt as of December 31, 2003 were as follows (in thousands):

2004........................................................   $     99
2005........................................................        208
2006........................................................        109
2007........................................................         --
2008........................................................         --
Thereafter..................................................    150,000
                                                               --------
                                                               $150,416
                                                               ========

(10)  REDEEMABLE PREFERRED STOCK

     In connection with the acquisition of HHOC, in January 2002, the Company authorized 550,000 shares of Series D Preferred Stock, having a par value of $1.00 per share, of which 383,707 shares were issued in the acquisition of HHOC.

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

     Any dividends accrued on or prior to December 31, 2005 shall, when declared, be payable in cash at the dividend rate per-share based on the stated value of $100. Any dividends accrued after December 31, 2005 and on or before December 31, 2008 shall, when declared, be payable, at the option of the Company, either in cash at the dividend rate per-share based on the stated value of $100 or by issuing dividend shares having an aggregate value equal to the dividend rate per-share based on the stated value of $100. The Company may, at its option on or after December 31, 2004, redeem the Series D Preferred Stock in whole, at a redemption price per-share equal to $100 plus accrued and unpaid dividends. The Company may also, at its option, on any dividend payment date, exchange the Series D Preferred Stock, in whole, along with any unpaid dividends, for an equal principal amount of Exchangeable Notes. At the time of the exchange, holders of outstanding shares will be entitled to receive $100 principal amount of Exchangeable Notes for each $100 stated value of Series D Preferred Stock and accrued and unpaid dividends. The Exchangeable Notes mature January 15, 2009 and the coupon follows the same schedule as that of the dividends on the Series D Preferred Stock. Each share of the Series D Preferred Stock is convertible at the option of the record holder at any time, into the number of shares of common stock determined by dividing $100 by the conversion price of $8.54 as adjusted pursuant to the terms of the Series D Preferred Stock designation. In 2003, 14,184.9 shares of Series D Preferred Stock were converted into 166,095 shares of common stock and in 2002, 1,445.8 shares of Series D Preferred Stock were converted into 16,929 shares of common stock.

(11)  SIGNIFICANT CUSTOMERS

     The Company had oil and natural gas sales to two customers accounting for approximately 30 percent and 10 percent, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2003. The Company had oil and natural gas sales to three customers accounting for approximately 41 percent, 27 percent and 11 percent, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2002. The Company had oil and natural gas sales to three customers accounting for 38 percent, 37 percent and 15 percent, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2001.

(12)  HEDGING ACTIVITIES

     The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. Any gains or losses resulting from these hedging transactions are recorded in other revenue in the statements of operations. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the NYMEX for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month. The Company also uses financially-settled crude oil and natural gas swaps, zero-cost collars and options used to provide floor prices with varying upside price participation.

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

     With a financially-settled swap, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the hedged price for the transaction, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price for the collar. In some hedges we may modify our collar to provide full upside participation after a limited non-participation range.

     The Company had the following hedging contracts as of December 31, 2003:

                                    NATURAL GAS POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (MMBTU)
                                                                           ------------------
REMAINING CONTRACT TERM           CONTRACT TYPE   STRIKE PRICE ($/MMBTU)   DAILY      TOTAL
-----------------------           -------------   ----------------------   ------   ---------
01/04...........................     Collar            $3.50/$5.40         10,000     310,000
01/04...........................     Collar            $3.50/$5.25         10,000     310,000
01/04 -- 06/04..................     Collar            $4.00/$7.00         10,000   1,820,000
01/04 -- 12/04..................     Collar            $4.00/$6.50         10,000   3,660,000
02/04 -- 12/04..................     Collar            $3.50/$8.00         10,000   3,350,000

                                     CRUDE OIL POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (BBLS)
                                                                           ------------------
REMAINING CONTRACT TERM           CONTRACT TYPE    STRIKE PRICE ($/BBL)    DAILY      TOTAL
-----------------------           -------------   ----------------------   ------   ---------
01/04 -- 12/04..................     Swap                    $27.35         1,500     549,000
01/04 -- 06/04..................     Collar           $25.00/$31.38         1,500     273,000
07/04 -- 09/04..................     Collar           $24.00/$29.00         1,500     138,000
10/04 -- 12/04..................     Collar           $24.00/$28.75         1,500     138,000

     For the years ended December 31, 2003, 2002 and 2001, hedging activities reduced oil and gas revenues by $11.5, $5.0 and $3.5 million, respectively.

     The following table reconciles the change in accumulated other comprehensive income for the years ended December 31, 2003 and 2002:

                                                                     YEAR ENDED
                                                                 DECEMBER 31, 2003
                                                              ------------------------
                                                                   (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31,
  2002......................................................                   $(2,171)
Net income..................................................     $33,250
Other comprehensive income -- net of tax
  Hedging activities
     Reclassification adjustments for settled contracts.....       7,359
     Changes in fair value of outstanding hedging
       positions............................................      (7,629)
                                                                 -------
       Total other comprehensive income.....................        (270)         (270)
                                                                 -------       -------
Comprehensive income........................................     $32,710
                                                                 =======
Accumulated other comprehensive loss as of December 31,
  2003......................................................                   $(2,441)
                                                                               =======

                                                                     YEAR ENDED
                                                                 DECEMBER 31, 2002
                                                              ------------------------
                                                                   (IN THOUSANDS)
Accumulated other comprehensive income as of December 31,
  2001......................................................                   $   981
Net loss....................................................     $ (8,799)
Other comprehensive loss -- net of tax
  Hedging activities
     Reclassification adjustments for settled contracts.....        3,243
     Changes in fair value of outstanding hedging
       positions............................................       (6,395)
                                                                 --------
       Total other comprehensive loss.......................       (3,152)      (3,152)
                                                                 --------      -------
Comprehensive loss..........................................     $(11,951)
                                                                 ========
Accumulated other comprehensive loss as of December 31,
  2002......................................................                   $(2,171)
                                                                               =======

     Based upon current prices, the Company expects to transfer approximately $3.8 million of pretax net deferred losses in accumulated other comprehensive income as of December 31, 2003 to earnings during 2004 when the forecasted transactions actually occur.

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2003 and 2002. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, noncurrent assets, trade accounts payable and accrued expenses and derivative instruments, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt is estimated based on current rates offered the Company for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

                                                       2003                   2002
                                               ---------------------   ------------------
                                               CARRYING                CARRYING    FAIR
                                                AMOUNT    FAIR VALUE    AMOUNT     VALUE
                                               --------   ----------   --------   -------
                                                             (IN THOUSANDS)
Financial liabilities:
  Current and long-term debt:
     The Senior Notes........................  $150,000    $156,000    $    --    $    --
     Bank credit facility....................       100         100     65,000     65,000
     The Notes...............................        --          --     38,371     41,420
     Financing note payable..................       316         316        408        408

(14)  INCOME TAXES

     Components of income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                           CURRENT   DEFERRED    TOTAL
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
2003:
  Federal................................................   $ 76     $16,701    $16,777
  State..................................................     --       1,007      1,007
                                                            ----     -------    -------
                                                            $ 76     $17,708    $17,784
                                                            ====     =======    =======
2002:
  Federal................................................   $(29)    $(4,393)   $(4,422)
  State..................................................     --        (260)      (260)
                                                            ----     -------    -------
                                                            $(29)    $(4,653)   $(4,682)
                                                            ====     =======    =======
2001:
  Federal................................................   $ 79     $ 6,628    $ 6,707
  State..................................................     --         395        395
                                                            ----     -------    -------
                                                            $ 79     $ 7,023    $ 7,102
                                                            ====     =======    =======

     The reasons for the differences between the effective tax rates and the "expected" corporate federal income tax rate of 34% is as follows:

                                                                   PERCENTAGE OF
                                                                  PRETAX EARNINGS
                                                              -----------------------
                                                              2003     2002      2001
                                                              ----     -----     ----
Expected tax rate...........................................  34.0%    (34.0)%   34.0%
Stock-based compensation....................................   0.6       1.0      1.1
State taxes.................................................   2.1      (1.9)     2.1
Other.......................................................  (0.2)      0.2       --
                                                              ----     -----     ----
                                                              36.5%    (34.7)%   37.2%
                                                              ====     =====     ====

     The tax effects of temporary differences that give rise to significant portions of the current tax asset and net deferred tax liability at December 31, 2003 and 2002 are presented below:

                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Current deferred tax assets:
  Fair value of commodity derivative instruments............  $  1,373   $  1,221
  Accrued bonus compensation................................     1,566         --
                                                              --------   --------
       Current deferred tax assets..........................  $  2,939   $  1,221
                                                              ========   ========
Deferred tax assets:
  Restricted stock awards and options.......................  $    810   $  1,074
  Federal and state net operating loss carryforwards........    18,559     17,358
  Other.....................................................       439        220
Deferred tax liability:
  Property, plant and equipment, principally due to
     differences in depreciation............................   (49,392)   (27,685)
                                                              --------   --------
       Net non-current deferred tax liability...............  $(29,584)  $ (9,033)
                                                              ========   ========

     At December 31, 2003, the Company had net operating loss carryforwards of approximately $52.8 million, which are available to reduce future federal taxable income. The net operating loss carryforwards begin expiring in the years 2018 through 2022. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized through future earnings and, reversal of taxable temporary differences. As a result, no valuation allowance has been provided.

(15)  EMPLOYEE BENEFIT PLANS

     The Company has a long term incentive plan authorizing various types of market and performance based incentive awards which may be granted to officers and employees. The Amended and Restated 2000 Long Term Stock Incentive Plan (the
Plan) provides for the grant of stock options for which the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. The options have a term of 10 years and generally vest over 3 years. The Plan also provides for restricted stock and performance share awards. The amended plan was approved by stockholders on May 9, 2002 and is administered by the Compensation Committee of the board of directors or such other committee as may be designated by the board of directors. The Compensation Committee is authorized to select the employees of the Company and its subsidiaries and affiliates who will receive awards, to determine the types of awards to be granted to each person, and to establish the terms of each award. The total number of shares that may be issued under the plan for all types of awards is 4,800,000.

     In April 2000, an employee, pursuant to her employment agreement, was granted 90,000 shares of restricted stock and stock options to purchase 375,000 shares of common stock. The restricted stock granted became fully vested in 2002. The stock options vest and are exercisable at the prices as follows:
150,000 shares at $7.67 per share in April 2001, 150,000 shares at $8.82 per share in April 2002 and the remaining shares at $10.14 in April 2003. The grant date fair value of the restricted stock and options was $17.00.

     The Company issued 131,754 and 92,990 shares of common stock as restricted stock awards in 2003 and 2002, respectively, to certain employees and officers. The restrictions on this stock generally lapse on the second and third anniversary of the date of grant and require that the employee remain employed by the Company during the vesting period. The weighted average grant-date fair value of restricted shares granted in the years ended December 31, 2003 and 2002 was approximately $10.12 and $8.19, respectively.

     The Company has recognized non-cash compensation expense of $0.8 million, $0.5 million and $1.7 million in 2003, 2002 and 2001, respectively, related to the restricted stock and stock option grants. At December 31, 2003, there was $1.1 million of deferred stock based compensation expense related to the restricted stock awards, which will be recognized over the remaining vesting periods.

     In 2003, 141,500 performance shares were awarded and 13,333 were forfeited, leaving 128,167 performance shares outstanding at December 31, 2003. These shares cliff vest at the end of three years and are based on the attainment of certain performance goals. The expected fair value of the shares on the vesting date is charged to expense ratably over the vesting period unless it is determined that the performance goals will not be met. The Company recognized non-cash compensation expense of $0.5 million related to these awards in 2003.

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

     A summary of stock options granted under the incentive plans for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                         2003                   2002                   2001
                                 --------------------   --------------------   --------------------
                                             WEIGHTED               WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE                AVERAGE
                                 NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................  1,997,965    $ 9.30    1,094,282    $10.76      568,097    $10.77
Granted........................    519,200    $10.18    1,110,426    $ 7.96      585,808    $10.93
Exercised......................   (232,871)   $ 7.98           --    $   --           --    $   --
Forfeited......................   (275,012)   $ 8.87     (206,743)   $ 9.85      (59,623)   $12.57
                                 ---------              ---------              ---------
Outstanding at end of year.....  2,009,282    $ 9.68    1,997,965    $ 9.30    1,094,282    $10.76
                                 =========              =========              =========
Exercisable at end of year.....    840,027    $10.13      551,349    $10.16      253,194    $10.15
                                 =========              =========              =========
Available for future grants....  2,584,978              2,869,045              1,782,848
                                 =========              =========              =========

     A summary of information regarding stock options outstanding at December 31, 2003 is as follows:

                                                   OPTIONS OUTSTANDING     OPTIONS EXERCISABLE
                                                 -----------------------   --------------------
                                                  REMAINING     WEIGHTED              WEIGHTED
                                                 CONTRACTUAL    AVERAGE                AVERAGE
RANGE OF EXERCISE PRICES              SHARES         LIFE        PRICE      SHARES      PRICE
------------------------             ---------   ------------   --------   --------   ---------
$7.10 - $10.55.....................  1,476,332      7.7 years    $ 8.85    562,446     $ 8.77
$10.55 - $15.00....................    532,950      7.3 years    $11.99    277,581     $12.90

     The Company also has a 401(k) Plan (the Plan) that covers all employees. The Plan was amended in 2002 such that, commencing July 1, 2002 the Company matches 50% of each individual participant's contribution not to exceed 2% of the participant's compensation. The contributions may be in the form of cash or the Company's common stock. The Company made matching contributions to the Plan of 15,343 and 9,206 shares of common stock in 2003 and 2002 valued at approximately $175,000 and $84,000, respectively.

(16)  COMMITMENTS AND CONTINGENCIES

     The Company has operating leases for office space and equipment, which expire on various dates through 2011. In addition, the Company has agreed to purchase seismic-related services which expire on various dates through 2005.

     Future minimum commitments as of December 31, 2003 under these operating obligations are as follows (in thousands):

2004........................................................   $ 3,945
2005........................................................     5,961
2006........................................................     2,870
2007........................................................     1,960
2008........................................................     1,971
Thereafter..................................................     3,479
                                                               -------
                                                               $20,186
                                                               =======

     Rent expense for the years ended December 31, 2003, 2002 and 2001 was $3.7 million, $3.3 million and $1.8 million, respectively.

     Commencing January 1, 2002, the Company has been required to make monthly deposits of $250,000 into a trust for future abandonment costs at East Bay. The Company is not entitled to access the trust fund in order to draw funds for abandonment purposes prior to December 31, 2003. Monthly deposits are not required to be made for fiscal year 2004 and are to resume January 1, 2005, however, beginning December 31, 2003 the minimum balance in the trust must be maintained at $6.0 million until such time that the remaining abandonment obligation is less than that amount. Therefore if funds are drawn to pay for ongoing abandonment activities, deposits may be necessary. These deposits are classified as other assets in the accompanying consolidated balance sheets.

     In February 2003, the Company settled a lawsuit filed in 2001 for $2 million. This settlement is reflected in general and administrative expenses in 2002. From time to time, the Company is involved in litigation arising out of operations in the normal course of business. In management's opinion, the Company is not involved in any litigation, the outcome of which would have a material effect on the financial position, results of operations or liquidity of the Company.

(17)  RELATED PARTY

     The Company's Chairman, President and Chief Executive Officer serves on the board of directors of a company that provides contract operations and other oilfield equipment and services to the Company. The Company incurred gross costs, both capital and lease operating on behalf of itself and its working interest partners, from this service provider of approximately $4.2 million, $4.0 million and $4.2 million in 2003, 2002 and 2001, respectively. Loss of this service provider would not have a material adverse effect on the operations of the Company.

     Pursuant to the Company's stockholder agreement with Evercore, the Company paid an affiliate of Evercore a monitoring fee of $250,000 for each of the years 2003, 2002 and 2001. The requirement to pay this fee ceased in November 2003 when Evercore's beneficial ownership of the Company's stock became less than

10%. An affiliate of Evercore provided investment-banking advisory services to the Company in relation to the January 2002 acquisition of HHOC. The Company paid $0.4 million for these services in 2002.

     Certain officers and their affiliates that held interests prior to the HHOC transaction continue to be royalty owners in individual properties acquired from HHOC and operated by the Company.

(18)  INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of consolidated unaudited interim financial information for the years ended December 31, 2003 and 2002:

                                                         THREE MONTHS ENDED
                                           -----------------------------------------------
                                           MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                           --------   -------   ------------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
2003
Revenues.................................  $57,237    $54,219     $58,879        $59,852
Costs and expenses.......................   36,832     40,572      45,293         48,930
                                           -------    -------     -------        -------
Income from operations...................   20,405     13,647      13,586         10,922
Net income...............................   14,182      7,564       6,724          4,780
Net income available to common
  stockholders...........................   13,327      6,611       5,841          3,926
Earnings per share:
  Basic..................................  $  0.48    $  0.21     $  0.18        $  0.12
  Diluted................................     0.44       0.21        0.18           0.12
2002
Revenues.................................  $29,125    $36,863     $33,678        $34,122
Costs and expenses.......................   36,646     34,237      35,829         33,676
                                           -------    -------     -------        -------
Income (loss) from operations............   (7,521)     2,626      (2,151)           446
Net income (loss)........................   (5,814)       466      (2,556)          (875)
Net loss available to common
  stockholders...........................   (6,538)      (421)     (3,432)        (1,738)
Loss per share:
  Basic..................................  $ (0.24)   $ (0.02)    $ (0.12)       $ (0.06)
  Diluted................................    (0.24)     (0.02)      (0.12)         (0.06)

(19)  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2003

                                                  PARENT
                                                 COMPANY     GUARANTOR
                                                   ONLY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 --------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
                                                ASSETS
Current assets:
  Cash and cash equivalents....................  $104,392     $     --      $      --       $104,392
  Trade accounts receivable....................    34,914          401             --         35,315
  Other current assets.........................     5,314         (269)            --          5,045
                                                 --------     --------      ---------       --------
     Total current assets......................   144,620          132             --        144,752
Property and equipment.........................   419,620      178,480             --        598,100
Less accumulated depreciation, depletion and
  amortization.................................  (143,392)     (66,620)            --       (210,012)
                                                 --------     --------      ---------       --------
     Net property and equipment................   276,228      111,860             --        388,088
Investment in affiliates.......................    76,829           --        (76,829)            --
Notes receivable, long-term....................        --       69,000        (69,000)            --
Other assets...................................    11,341           --             --         11,341
                                                 --------     --------      ---------       --------
                                                 $509,018     $180,892      $(145,829)      $544,181
                                                 ========     ========      =========       ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses........  $ 56,898     $    240      $      --       $ 57,138
  Fair value of commodity derivative
     instruments...............................     3,814           --             --          3,814
  Current maturities of long-term debt.........        --           99             --             99
                                                 --------     --------      ---------       --------
     Total current liabilities.................    60,712          339             --         61,051
Long-term debt.................................   150,100       69,217        (69,000)       150,317
Other liabilities..............................    36,721       34,607             --         71,328
                                                 --------     --------      ---------       --------
                                                  247,533      104,163        (69,000)       282,696
Stockholders' equity:
  Preferred stock..............................    34,894           --             --         34,894
  Common stock.................................       323           --             --            323
  Additional paid-in capital...................   228,511           --             --        228,511
  Accumulated other comprehensive loss.........    (2,441)          --             --         (2,441)
  Retained earnings............................       198       76,829        (76,829)           198
                                                 --------     --------      ---------       --------
     Total stockholders' equity................   261,485       76,829        (76,829)       261,485
                                                 --------     --------      ---------       --------
                                                 $509,018     $180,892      $(145,829)      $544,181
                                                 ========     ========      =========       ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2003

                                                  PARENT
                                                 COMPANY     GUARANTOR
                                                   ONLY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 --------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
Revenue:
  Oil and gas..................................  $149,665     $80,038        $     --       $229,703
  Other........................................    26,351         254         (26,121)           484
                                                 --------     -------        --------       --------
                                                  176,016      80,292         (26,121)       230,187
Costs and expenses:
  Lease operating expenses.....................    19,755      16,938              --         36,693
  Taxes, other than on earnings................       492       7,158              --          7,650
  Exploration expenditures.....................    15,237       2,116              --         17,353
  Depreciation, depletion and amortization.....    63,215      18,712              --         81,927
  General and administrative...................    27,859      15,145         (15,000)        28,004
                                                 --------     -------        --------       --------
     Total costs and expenses..................   126,558      60,069         (15,000)       171,627
                                                 --------     -------        --------       --------
Income from operations.........................    49,458      20,223         (11,121)        58,560
                                                 --------     -------        --------       --------
Interest expense, net..........................    (9,823)         29              --         (9,794)
                                                 --------     -------        --------       --------
Income before income taxes and cumulative
  effect of change in accounting principle.....    39,635      20,252         (11,121)        48,766
Income taxes...................................   (17,784)         --              --        (17,784)
                                                 --------     -------        --------       --------
  Income before cumulative effect of change in
     accounting principle......................    21,851      20,252         (11,121)        30,982
  Cumulative effect of change in accounting
     principle.................................    11,399      (9,131)             --          2,268
                                                 --------     -------        --------       --------
Net income.....................................  $ 33,250     $11,121        $(11,121)      $ 33,250
                                                 ========     =======        ========       ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2003

                                                 PARENT
                                                 COMPANY     GUARANTOR
                                                  ONLY      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
Net cash provided by operating activities.....  $ 113,307     $ 34,395       $(11,000)     $ 136,702
Cash flows used in investing activities:
  Acquisition of business, net of cash
     acquired.................................       (850)          --             --           (850)
  Property acquisitions.......................     (6,028)          (2)            --         (6,030)
  Exploration and development expenditures....    (79,852)     (23,296)            --       (103,148)
  Other property and equipment additions......       (603)          (5)            --           (608)
  Proceeds from the sale of oil and natural
     gas assets...............................        579           --             --            579
                                                ---------     --------       --------      ---------
Net cash used in investing activities.........    (86,754)     (23,303)            --       (110,057)
Cash flows provided by (used in) financing
  activities:
  Deferred financing costs....................     (4,746)          --             --         (4,746)
  Repayments of long-term debt................   (118,270)     (11,092)        11,000       (118,362)
  Equity offering costs.......................       (479)          --             --           (479)
  Proceeds from public offering net of
     commissions..............................     38,000           --             --         38,000
  Proceeds from senior notes offering.........    150,000           --             --        150,000
  Proceeds from long-term debt................     15,000           --             --         15,000
  Dividends paid..............................     (2,592)          --             --         (2,592)
  Exercise of stock options and warrants......        810           --             --            810
                                                ---------     --------       --------      ---------
Net cash provided by (used in) financing
  activities..................................     77,723      (11,092)        11,000         77,631
                                                ---------     --------       --------      ---------
Net increase in cash and cash equivalents.....    104,276           --             --        104,276
Cash and cash equivalents at the beginning of
  the period..................................        116           --             --            116
                                                ---------     --------       --------      ---------
Cash and cash equivalents at the end of the
  period......................................  $ 104,392     $     --       $     --      $ 104,392
                                                =========     ========       ========      =========

(20)  NEW ACCOUNTING POLICIES

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions apply to financial statements for periods ending after December 15, 2002. The Company does not currently have guarantees that require disclosure. The Company has adopted FIN 45, which did not have an impact on the financial position, results of operations or cash flows of the Company.

     In December 2003, the FASB issued FASB Interpretation 46 (Revised December
2003), "Consolidation of Variable Interest Entities," (FIN 46R) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in variable interest entities (VIEs) no later than March 31, 2004. The Company has assessed the impact of FIN 46R, which will not currently have an impact on the financial position, results of operations or cash flows of the Company.

     During the second quarter of 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (Statement 145). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company has adopted Statement 145, which did not have an impact on the financial position, results of operations or cash flows of the Company.

     In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities (Statement 146). Statement 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that liabilities associated with these costs be recorded at their fair value in the period in which the liability is incurred. Statement 146 became effective for disposal activities initiated after December 31, 2002. The Company adopted Statement 146, which did not have an impact on the financial position, results of operations or cash flows of the Company.

     In December 2002, the FASB issued Statement 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" (Statement 148). Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123, "Accounting for Stock-Based Compensation," to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, while the interim disclosure provisions are effective for periods beginning after December 15, 2002. Disclosures required by Statement 148 are included in these notes to the consolidated financial statements.

     On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (Statement 149). Statement 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). Statement 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company has adopted Statement 149, which did not have an impact on its financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. Statement 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted Statement 150, which did not have an impact on its financial position, results of operations or cash flows.

     Statement of Financial Accounting Standards No. 141, "Business Combinations," (Statement 141) and No. 142, "Goodwill and Intangible Assets," (Statement 142) became effective for the Company on July 1, 2001 and January 1, 2002, respectively. Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, Statement 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. Statement 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under Statement 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of Statement 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on the Company's balance sheets. Additional disclosures required by Statements 141 and 142 would be included in the notes to financial statements. Historically, the Company, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after Statements 141 and 142 became effective.

     This interpretation of Statements 141 and 142 would affect only the Company's balance sheet classification of oil and natural gas leaseholds. The results of operations and cash flows would not be affected, since these oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with accounting rules for oil and natural gas companies provided in Statement of Financial Accounting Standards No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies."

     At December 31, 2003, the Company had unproved and proved leasehold of approximately $5 million and $100 million that would have been classified on the balance sheet as unproved intangible oil and natural gas properties and intangible acquired proved leaseholds, respectively, if the Company had applied the interpretation currently being deliberated by the Emerging Issues Task Force
(EITF). The Company will continue to classify oil and natural gas leaseholds as oil and natural gas properties until further guidance is provided.

(21) SUPPLEMENTARY OIL AND NATURAL GAS DISCLOSURES -- (UNAUDITED)

     Our December 31, 2003 and 2002 estimates of proved reserves are based on reserve reports prepared by Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P., independent petroleum engineers, and the December 31, 2001 estimates are based on a reserve report prepared by Netherland, Sewell & Associates, Inc. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.

     Proved-developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the Company's net proved reserves, including the changes therein, and proved-developed reserves:

                                                              CRUDE OIL   NATURAL GAS
                                                               (MBBLS)      (MMCF)
                                                              ---------   -----------
Proved-developed and undeveloped reserves:
December 31, 2000...........................................   27,521        49,150
  Purchase of reserves in place.............................      117           301
  Extensions, discoveries and other additions...............    2,797        28,383
  Revisions.................................................   (1,192)       (3,422)
  Production................................................   (3,781)      (12,615)
                                                               ------       -------
December 31, 2001...........................................   25,462        61,797
  Purchases of reserves in place............................      223        57,728
  Extensions, discoveries and other additions...............    2,117        32,492
  Revisions.................................................    1,525        (5,295)
  Production................................................   (2,974)      (19,765)
                                                               ------       -------
December 31, 2002...........................................   26,353       126,957
  Purchases of reserves in place............................       --            --
  Extensions, discoveries and other additions...............    2,275        40,270
  Revisions.................................................    1,698        (4,135)
  Production................................................   (2,913)      (28,688)
                                                               ------       -------
December 31, 2003...........................................   27,414       134,404
                                                               ======       =======
Proved-developed reserves:
  December 31, 2001.........................................   22,176        38,099
  December 31, 2002.........................................   21,070        70,014
  December 31, 2003.........................................   22,306        71,531

     Capitalized costs for oil and natural gas producing activities consist of the following:

                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Proved properties...........................................  $ 584,741   $ 458,610
Unproved properties.........................................      8,716       9,180
Accumulated depreciation, depletion and amortization........   (207,237)   (118,976)
                                                              ---------   ---------
  Net capitalized costs.....................................  $ 386,220   $ 348,814
                                                              =========   =========

     Costs incurred for oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Business combinations
  Proved properties..................................  $    850   $116,415   $    523
  Unproved properties................................        --      7,616         --
                                                       --------   --------   --------
Total business combinations..........................       850    124,031        523
Lease acquisitions...................................     6,030      1,922      1,993
Exploration..........................................    60,170     27,083     45,592
Development..........................................    45,682     39,061     55,882
                                                       --------   --------   --------
  Total finding and development costs................   111,882     68,066    103,467
                                                       --------   --------   --------
Total finding, development and acquisition costs.....   112,732    192,097    103,990
                                                       --------   --------   --------
Asset retirement liabilities incurred................       812         --         --
Asset retirement revisions...........................     2,519         --         --
                                                       --------   --------   --------
Costs incurred.......................................  $116,063   $192,097   $103,990
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

     The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

                                                      2003         2002        2001
                                                   ----------   ----------   ---------
                                                             (IN THOUSANDS)
Future cash inflows..............................  $1,672,895   $1,392,062   $ 630,941
  Future production costs........................    (441,042)    (355,131)   (293,945)
  Future development and abandonment costs.......    (264,404)    (220,946)   (168,989)
  Future income tax expense......................    (245,934)    (183,377)     (4,688)
                                                   ----------   ----------   ---------
Future net cash flows after income taxes.........     721,515      632,608     163,319
10% annual discount for estimated timing of cash
  flows..........................................     192,100      155,707     (39,942)
                                                   ----------   ----------   ---------
Standardized measure of discounted future net
  cash flows.....................................  $  529,415   $  476,901   $ 123,377
                                                   ==========   ==========   =========

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                      2003        2002        2001
                                                    ---------   ---------   ---------
                                                             (IN THOUSANDS)
Beginning of the period...........................  $ 476,901   $ 123,377   $ 348,102
Sales and transfers of oil and natural gas
  produced, net of production costs...............   (185,360)    (93,174)   (100,411)
Net changes in prices and production costs........     59,988     247,642    (349,126)
Extensions, discoveries and improved recoveries,
  net of future production costs..................    149,459     131,796      49,217
Revision of quantity estimates....................     18,380       9,927     (12,619)
Previously estimated development costs incurred
  during the period...............................     21,379      32,189      10,861
Purchase and sales of reserves in place...........         --     179,772         637
Changes in estimated future development costs.....    (15,851)    (19,403)    (20,014)
Changes in production rates (timing) and other....    (37,680)    (22,510)     11,638
Accretion of discount.............................     60,827      12,912      48,995
Net change in income taxes........................    (18,628)   (125,627)    136,097
                                                    ---------   ---------   ---------
Net (decrease) increase...........................     52,514     353,524    (224,725)
                                                    ---------   ---------   ---------
End of period.....................................  $ 529,415   $ 476,901   $ 123,377
                                                    =========   =========   =========

     The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2003 was based on period-end prices of $6.15 per Mcf for natural gas and $30.88 per barrel for crude oil. The December 31, 2002 computation was based on period-end prices of $4.83 per Mcf for natural gas and $29.53 per barrel for crude oil. The December 31, 2001 computation was based on period-end prices of $2.71 per Mcf for natural gas and $18.21 per barrel for crude oil. Spot prices as of February 25, 2004 were $5.08 per Mmbtu for natural gas and $32.50 per barrel for crude oil before adjustment for lease quality, transportation fees and price differentials.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this report as it relates to our Company and its consolidated subsidiaries. In October 2003, we implemented a new accounting system that contains general ledger, payables and receivables, fixed assets and other related accounting functions. Certain new accounting processes and procedures were implemented at that time to support the new software. This system change is the result of our process to evaluate and upgrade or replace systems and related processes to support our evolving operational needs. During the period from implementation through December 31, 2003, the new system and supporting processes were used to record and report our financial results, which are included in our consolidated totals. Following evaluation, management believes that the new system has been successfully implemented. Except for the new accounting system, there was no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as set forth below, for information required by Item 10 regarding our directors and executive officers, see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 13, 2004, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Part I -- Item 4A. Executive Officers".

     Code of Ethics -- The Company has adopted a code of ethics that applies to all directors and employees, including our chief executive officer, chief financial officer and controller. Prior to the time of our 2004 Annual

Meeting of Stockholders the code of ethics will be posted on our website at www.eplweb.com. A copy is also available by writing to the Secretary of the Company at 210 St. Charles Avenue, Suite 3400, New Orleans, Louisiana, 70170. The Company will post on its website any waiver the Code of Conduct granted to any of its directors or executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     For information required by Item 11 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 13, 2004, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Except as set forth below, for the information required by Item 12 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 13, 2004, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2003, with respect to compensation plans under which our equity securities are authorized for issuance.

                                                                                      NUMBER OF
                                                NUMBER OF            WEIGHTED        SECURITIES
                                            SECURITIES TO BE     AVERAGE EXERCISE     REMAINING
                                               ISSUED UPON           PRICE OF       AVAILABLE FOR
                                               EXERCISE OF         OUTSTANDING         FUTURE
                                           OUTSTANDING OPTIONS       OPTIONS            GRANT
                                           -------------------   ----------------   -------------
Equity compensation plans approved by
  stockholders...........................       2,009,282             $9.68           2,584,978
Equity compensation plans not approved by
  stockholders...........................              --                --                  --

     See note 15 to our consolidated financial statements for further information regarding the significant features of the above plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information required by Item 13 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 13, 2004, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For information required by Item 14 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 13, 2004, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     1. Financial Statements:

     The following financial statements are included in Part II of this Report:

        Independent Auditor's Report

        Consolidated Balance Sheets as of December 31, 2003 and 2002

        Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

        Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

        Notes to the Consolidated Financial Statements

     2. Reports on Form 8-K

     On November 12, 2003 the Company filed a current report on Form 8-K, reporting, under Items 5 and 7, the agreement of Evercore Capital Partners, L.P. and certain of its affiliates to sell 4,544,572 shares of the Company's common stock and enclosing the underwriting agreement dated November 10, 2003.

     3. Exhibits

EXHIBIT
NUMBER                                     TITLE
-------                                    -----
   3.1      --  Restated Certificate of Incorporation of Energy Partners,
                Ltd., dated as of November 16, 1999 (incorporated by
                reference to Exhibit 3.1 to EPL's registration statement on
                Form S-1 (File No. 333-42876)).
   3.2      --  Amendment to Restated Certificate of Incorporation of Energy
                Partners, Ltd., dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL's registration statement on Form S-1 (File No. 333-42876)).
   3.3      --  Certificate of Elimination of the Series A Convertible
                Preferred Stock, Series B Convertible Preferred Stock and
                Series C Preferred Stock of Energy Partners, Ltd.
                (incorporated by reference to Exhibit 4.2 of EPL's Form 8-K filed January 22, 2002).
   3.4      --  Certificate of Designation of the Series D Exchangeable
                Convertible Preferred Stock of Energy Partners, Ltd.
                (incorporated by reference to Exhibit 4.3 of EPL's Form 8-K filed January 22, 2002).
   3.5      --  Amended and Restated Bylaws of Energy Partners, Ltd., dated as of March 20, 2003 (incorporated by reference to Exhibit
                3.1 to EPL's current report on Form 8-K filed April 3, 2003
                (File No. 333-42876)).
   4.1      --  Registration Rights Agreement by and between Energy
                Partners, Ltd., Evercore Capital Partners L.P., Evercore
                Capital Partners (NQ) L.P., Evercore Capital Offshore
                Partners L.P., Energy Income Fund, L.P. and the Individual
                Shareholders of the Company signatories thereto dated as of
                November 17, 1999 (incorporated by reference to Exhibit 4.5 to EPL's registration statement on Form S-1 (File No.
                333-42876)).
   4.2      --  Amendment One to the Registration Rights Agreement between
                Energy Partners, Ltd., and Evercore Capital Partners L.P.,
                Evercore Capital Partners (NQ) L.P., Evercore Capital
                Offshore Partners L.P., Energy Income Fund, L.P. and certain
                Individual Shareholders of the Company Effective November 3,
                2003 (incorporated by reference in Exhibit 10.1 to EPL's
                Form 10-K filed November 12, 2003 (File No. 001-16179).
  10.1      --  Amended and Restated 2000 Long Term Stock Incentive Plan
                (incorporated by reference to EPL's proxy statement on Form
                14A filed March 27, 2002 (File No. 001-16179)).
  10.2      --  2000 Stock Option Plan for Non-Employee Directors
                (incorporated by reference to Exhibit 10.26 to EPL's
                registration statement on Form S-1 (File No. 333-42876)).

EXHIBIT
NUMBER                                     TITLE
-------                                    -----
  10.3      --  First Amendment to 2000 Stock Option Plan for Non-Employee
                Directors. (incorporated by reference to Exhibit 10.4 to
                EPL's Form 10-K filed March 15, 2002 (File No. 001-16179)).
  10.4*     --  Amended and Restated Stock and Deferral Plan for
                Non-Employee Directors.
  10.5      --  Employment and Stock Ownership Agreement by and between
                Energy Partners, Ltd. and Gary L. Hall (incorporated by
                reference to Exhibit 10.2 of EPL's Form 8-K filed January
                22, 2002).
  10.6      --  Employment and Stock Ownership Agreement by and between
                Energy Partners, Ltd. and John H. Peper (incorporated by
                reference to Exhibit 10.3 of EPL's Form 8-K filed January
                22, 2002).
  10.7      --  Employment and Stock Ownership Agreement by and between
                Energy Partners, Ltd. and Bruce R. Sidner (incorporated by reference to Exhibit 10.4 of EPL's Form 8-K filed January
                22, 2002).
  10.8      --  First Amendment to the Third Amended and Restated Revolving
                Credit Agreement, among Energy Partners, Ltd., EPL of
                Louisiana, L.L.C. and Delaware EPL of Texas, LLC, the
                undersigned banks and financial institutions that are
                parties to the Credit Agreement and Bank One, N.A., dated as of July 28, 2003 (incorporated by reference to Exhibit 10.1 of EPL's Form 10-Q filed August 8, 2003).
  10.9      --  Purchase and Sale Agreement by and between Ocean Energy,
                Inc. and Energy Partners, Ltd. dated as of January 26, 2000
                (incorporated by reference to Exhibit 10.18, to EPL's
                registration statement on Form S-1 (File No. 333-42876)).
  10.10     --  Earnout Agreement dated as of January 15, 2002, by and between Energy Partners, Ltd. and Hall-Houston Oil Company
                (incorporated by reference to Exhibit 2.5 of EPL's Form 8-K filed January 22, 2002).
  10.11     --  First Amendment to Earnout Agreement between Energy
                Partners, Ltd. and Participants effective July 1, 2002
                (incorporated by reference to Exhibit 10.1 to EPL's Form
                10-Q filed November 13, 2002).
 10.12*     --  Second Amendment to Earnout Agreement between Energy
                Partners, Ltd. and Participants effective January 1, 2003.
  21.1*     --  Subsidiaries of Energy Partners, Ltd.
  23.1*     --  Consent of KPMG LLP.
  23.2*     --  Consent of Netherland, Sewell & Associates, Inc.
  23.3*     --  Consent of Ryder Scott Company, L.P.
  31.1*     --  Rule 13a-14a(a)/15d-14(a) Certification of Chairman,
                President, And Chief Executive Officer of Energy Partners,
                Ltd.
  31.2*     --  Rule 13a-14a(a)/15d-14(a) Certification of Executive Vice
                President and Chief Financial Officer of Energy Partners,
                Ltd.
  32.0*     --  Section 1350 Certifications
  99.1*     --  Report of Independent Petroleum Engineers dated as of
                February 4, 2004.
  99.2*     --  Report of Independent Petroleum Engineers dated as of
                February 9, 2004.

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

             /s/ RICHARD A. BACHMANN                   Chairman, President and Chief      March 9, 2004
 ------------------------------------------------       Executive Officer (Principal
               Richard A. Bachmann                           Executive Officer)

               /s/ SUZANNE V. BAER                   Executive Vice President and Chief   March 9, 2004
 ------------------------------------------------       Financial Officer (Principal
                 Suzanne V. Baer                     Financial and Accounting Officer)

            /s/ JOHN C. BUMGARNER, JR.                            Director                March 9, 2004
 ------------------------------------------------
              John C. Bumgarner, Jr.

              /s/ JERRY D. CARLISLE                               Director                March 9, 2004
 ------------------------------------------------
                Jerry D. Carlisle

               /s/ HAROLD D. CARTER                               Director                March 9, 2004
 ------------------------------------------------
                 Harold D. Carter

               /s/ ENOCH L. DAWKINS                               Director                March 9, 2004
 ------------------------------------------------
                 Enoch L. Dawkins

              /s/ ROBERT D. GERSHEN                               Director                March 9, 2004
 ------------------------------------------------
                Robert D. Gershen

                 /s/ GARY L. HALL                                 Director                March 9, 2004
 ------------------------------------------------
                   Gary L. Hall

               /s/ WILLIAM O. HILTZ                               Director                March 9, 2004
 ------------------------------------------------
                 William O. Hiltz

                /s/ EAMON M. KELLY                                Director                March 3, 2004
 ------------------------------------------------
                  Eamon M. Kelly

               /s/ JOHN G. PHILLIPS                               Director                March 9, 2004
 ------------------------------------------------
                 John G. Phillips

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                     TITLE
-------                                    -----
   3.1      --  Restated Certificate of Incorporation of Energy Partners,
                Ltd., dated as of November 16, 1999 (incorporated by
                reference to Exhibit 3.1 to EPL's registration statement on
                Form S-1 (File No. 333-42876)).
   3.2      --  Amendment to Restated Certificate of Incorporation of Energy
                Partners, Ltd., dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL's registration statement on Form S-1 (File No. 333-42876)).
   3.3      --  Certificate of Elimination of the Series A Convertible
                Preferred Stock, Series B Convertible Preferred Stock and
                Series C Preferred Stock of Energy Partners, Ltd.
                (incorporated by reference to Exhibit 4.2 of EPL's Form 8-K filed January 22, 2002).
   3.4      --  Certificate of Designation of the Series D Exchangeable
                Convertible Preferred Stock of Energy Partners, Ltd.
                (incorporated by reference to Exhibit 4.3 of EPL's Form 8-K filed January 22, 2002).
   3.5      --  Amended and Restated Bylaws of Energy Partners, Ltd., dated as of March 20, 2003 (incorporated by reference to Exhibit
                3.1 to EPL's current report on Form 8-K filed April 3, 2003
                (File No. 333-42876)).
   4.1      --  Registration Rights Agreement by and between Energy
                Partners, Ltd., Evercore Capital Partners L.P., Evercore
                Capital Partners (NQ) L.P., Evercore Capital Offshore
                Partners L.P., Energy Income Fund, L.P. and the Individual
                Shareholders of the Company signatories thereto dated as of
                November 17, 1999 (incorporated by reference to Exhibit 4.5 to EPL's registration statement on Form S-1 (File No.
                333-42876)).
   4.2      --  Amendment One to the Registration Rights Agreement between
                Energy Partners, Ltd., and Evercore Capital Partners L.P.,
                Evercore Capital Partners (NQ) L.P., Evercore Capital
                Offshore Partners L.P., Energy Income Fund, L.P. and certain
                Individual Shareholders of the Company Effective November 3,
                2003 (incorporated by reference in Exhibit 10.1 to EPL's
                Form 10-K filed November 12, 2003 (File No. 001-16179).
  10.1      --  Amended and Restated 2000 Long Term Stock Incentive Plan
                (incorporated by reference to EPL's proxy statement on Form
                14A filed March 27, 2002 (File No. 001-16179)).
  10.2      --  2000 Stock Option Plan for Non-Employee Directors
                (incorporated by reference to Exhibit 10.26 to EPL's
                registration statement on Form S-1 (File No. 333-42876)).
  10.3      --  First Amendment to 2000 Stock Option Plan for Non-Employee
                Directors. (incorporated by reference to Exhibit 10.4 to
                EPL's Form 10-K filed March 15, 2002 (File No. 001-16179)).
  10.4*     --  Amended and Restated Stock and Deferral Plan for
                Non-Employee Directors.
  10.5      --  Employment and Stock Ownership Agreement by and between
                Energy Partners, Ltd. and Gary L. Hall (incorporated by
                reference to Exhibit 10.2 of EPL's Form 8-K filed January
                22, 2002).
  10.6      --  Employment and Stock Ownership Agreement by and between
                Energy Partners, Ltd. and John H. Peper (incorporated by
                reference to Exhibit 10.3 of EPL's Form 8-K filed January
                22, 2002).
  10.7      --  Employment and Stock Ownership Agreement by and between
                Energy Partners, Ltd. and Bruce R. Sidner (incorporated by reference to Exhibit 10.4 of EPL's Form 8-K filed January
                22, 2002).
  10.8      --  First Amendment to the Third Amended and Restated Revolving
                Credit Agreement, among Energy Partners, Ltd., EPL of
                Louisiana, L.L.C. and Delaware EPL of Texas, LLC, the
                undersigned banks and financial institutions that are
                parties to the Credit Agreement and Bank One, N.A., dated as of July 28, 2003 (incorporated by reference to Exhibit 10.1 of EPL's Form 10-Q filed August 8, 2003).
  10.9      --  Purchase and Sale Agreement by and between Ocean Energy,
                Inc. and Energy Partners, Ltd. dated as of January 26, 2000
                (incorporated by reference to Exhibit 10.18, to EPL's
                registration statement on Form S-1 (File No. 333-42876)).
  10.10     --  Earnout Agreement dated as of January 15, 2002, by and between Energy Partners, Ltd. and Hall-Houston Oil Company
                (incorporated by reference to Exhibit 2.5 of EPL's Form 8-K filed January 22, 2002).

EXHIBIT
NUMBER                                     TITLE
-------                                    -----
  10.11     --  First Amendment to Earnout Agreement between Energy
                Partners, Ltd. and Participants effective July 1, 2002
                (incorporated by reference to Exhibit 10.1 to EPL's Form
                10-Q filed November 13, 2002).
 10.12*     --  Second Amendment to Earnout Agreement between Energy
                Partners, Ltd. and Participants effective January 1, 2003.
  21.1*     --  Subsidiaries of Energy Partners, Ltd.
  23.1*     --  Consent of KPMG LLP.
  23.2*     --  Consent of Netherland, Sewell & Associates, Inc.
  23.3*     --  Consent of Ryder Scott Company, L.P.
  31.1*     --  Rule 13a-14a(a)/15d-14(a) Certification of Chairman,
                President, And Chief Executive Officer of Energy Partners,
                Ltd.
  31.2*     --  Rule 13a-14a(a)/15d-14(a) Certification of Executive Vice
                President and Chief Financial Officer of Energy Partners,
                Ltd.
  32.0*     --  Section 1350 Certifications
  99.1*     --  Report of Independent Petroleum Engineers dated as of
                February 4, 2004.
  99.2*     --  Report of Independent Petroleum Engineers dated as of
                February 9, 2004.

---------------

* Filed herewith