Form 10-Q
period 2004-03-31
ENERGY PARTNERS LTD
filed 2004-05-06
CIK 750199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------
                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2004

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

      As of April 30, 2004, there were 32,906,902 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----
PART I   FINANCIAL STATEMENTS

   Item 1. Financial Statements:
         Consolidated Balance Sheets as of March 31, 2004 and
                     December 31, 2003.........................................................      3

         Consolidated Statements of Operations for the three months ended
                     March 31, 2004 and 2003...................................................      4

         Consolidated Statements of Cash Flows for the three months ended
                     March 31, 2004 and 2003...................................................      5

         Notes to Consolidated Financial Statements ...........................................      6

   Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.....................................................     16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................     21

   Item 4. Controls and Procedures.............................................................     22

PART II  OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K....................................................     23

ITEM 1. FINANCIAL STATEMENTS

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                    March 31,    December 31,
                                                                                      2004           2003
                                                                                    ---------    ------------
                                                                                   (Unaudited)
                                     ASSETS

Current assets:
       Cash and cash equivalents ................................................   $  95,327      $ 104,392
       Trade accounts receivable ................................................      48,710         35,315
       Deferred tax assets ......................................................       2,401          2,939
       Prepaid expenses .........................................................       2,513          2,106
                                                                                    ---------      ---------
              Total current assets ..............................................     148,951        144,752

Property and equipment, at cost under the successful efforts
       method of accounting for oil and gas properties ..........................     636,584        598,101
Less accumulated depreciation, depletion and amortization .......................    (234,785)      (210,013)
                                                                                    ---------      ---------
              Net property and equipment ........................................     401,799        388,088

Other assets ....................................................................       6,488          6,575
Deferred financing costs -- net of accumulated amortization
       of $3,496 in 2004 and $3,267 in 2003 .....................................       4,544          4,766
                                                                                    ---------      ---------
                                                                                    $ 561,782      $ 544,181
                                                                                    =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Accounts payable .........................................................   $  16,972      $  14,650
       Accrued expenses .........................................................      44,375         42,487
       Fair value of commodity derivative instruments ...........................       5,809          3,814
       Current maturities of long-term debt .....................................         101             99
                                                                                    ---------      ---------
              Total current liabilities .........................................      67,257         61,050

Long-term debt ..................................................................     150,191        150,317
Deferred tax liabilities ........................................................      32,016         29,584
Asset retirement obligation .....................................................      40,006         40,577
Other ...........................................................................       1,613          1,168
                                                                                    ---------      ---------
                                                                                      291,083        282,696

Stockholders' equity:
       Preferred stock, $1 par value. Authorized 1,700,000 shares;
            issued and outstanding: 2004 - 346,443 shares; 2003 - 368,076
            shares. Aggregate liquidation value: 2004 - $34,644; 2003 - $36,808..      33,053         34,894
       Common stock, par value $0.01 per share. Authorized
            50,000,000 shares; issued and outstanding:
            2004 - 32,804,459 shares; 2003 - 32,241,981
            shares ..............................................................         328            323
       Additional paid-in capital ...............................................     233,713        228,511
       Accumulated other comprehensive loss -- net of deferred taxes of
            $2,091 in 2004 and $1,373 in 2003 ...................................      (3,717)        (2,441)
       Retained earnings ........................................................       7,322            198
                                                                                    ---------      ---------
              Total stockholders' equity ........................................     270,699        261,485
       Commitments and contingencies.............................................
                                                                                    ---------      ---------
                                                                                    $ 561,782      $ 544,181
                                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                             ENERGY PARTNERS, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (Unaudited)
                     (In thousands, except per share data)

                                                                         2004          2003
                                                                       --------      --------
Revenue:
   Oil and natural gas ...........................................     $ 63,419      $ 56,954
   Other .........................................................           53           283
                                                                       --------      --------
                                                                         63,472        57,237
                                                                       --------      --------

Costs and expenses:
   Lease operating ...............................................        9,774         8,017
   Taxes, other than on earnings .................................        2,242         2,371
   Exploration expenditures and dry hole costs ...................        9,465         1,307
   Depreciation, depletion and amortization ......................       18,737        17,572
   General and administrative:
      Stock-based compensation ...................................          857           126
      Other general and administrative ...........................        7,316         7,439
                                                                       --------      --------
          Total costs and expenses ...............................       48,391        36,832
                                                                       --------      --------

Income from operations ...........................................       15,081        20,405
                                                                       --------      --------

Other income (expense):
   Interest income ...............................................          242            21
   Interest expense ..............................................       (3,574)       (1,821)
                                                                       --------      --------
                                                                         (3,332)       (1,800)
                                                                       --------      --------

          Income before income taxes and cumulative effect
            of change in accounting principle ....................       11,749        18,605
Income taxes .....................................................       (4,303)       (6,691)
                                                                       --------      --------
          Net income before cumulative effect of change in
            accounting principle .................................        7,446        11,914
Cumulative effect of change in accounting principle,
   net of income taxes of $1,276 .................................            -         2,268
                                                                       --------      --------

          Net income .............................................        7,446        14,182

Less dividends earned on preferred stock
   and accretion of discount .....................................         (929)         (855)
                                                                       --------      --------
          Net income available to common stockholders ............     $  6,517      $ 13,327
                                                                       ========      ========

Earnings per share:
Basic:
   Before cumulative effect of change in accounting principle ....     $   0.20      $   0.40
   Cumulative effect of change in accounting principle ...........            -          0.08
                                                                       --------      --------
   Basic earnings per share ......................................     $   0.20      $   0.48
                                                                       ========      ========

Diluted:
   Before cumulative effect of change in accounting principle ....     $   0.20      $   0.37
   Cumulative effect of change in accounting principle ...........            -          0.07
                                                                       --------      --------
   Diluted earnings per share ....................................     $   0.20      $   0.44
                                                                       ========      ========

Weighted average common shares used in
   Computing earnings per share:
      Basic ......................................................       32,428        27,651
      Incremental common shares ..................................        5,279         4,850
                                                                       --------      --------
      Diluted ....................................................       37,707        32,501
                                                                       ========      ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (Unaudited)
                                (In thousands)

                                                                                        2004           2003
                                                                                      ---------      ---------
Cash flows from operating activities:
      Net income ..................................................................   $   7,446      $  14,182
      Adjustments to reconcile net income to net cash
           provided by operating activities:
                 Cummulative effect of change in accounting principle, net of tax..           -         (2,268)
                 Depreciation, depletion and amortization .........................      18,737         17,572
                 Gain on sale of oil and gas assets ...............................           -           (207)
                 Non-cash compensation ............................................         906            126
                 Deferred income taxes ............................................       4,303          6,691
                 Exploration expenditures .........................................       7,810            311
                 Amortization of deferred financing costs .........................         229             86
                 Other ............................................................          53             50
                 Changes in operating assets and liabilities:
                      Trade accounts receivable ...................................     (14,298)       (20,708)
                      Prepaid expenses ............................................        (407)           703
                      Other assets ................................................          87           (598)
                      Accounts payable and accrued expenses .......................      (3,985)         8,996
                      Other liabilities ...........................................        (247)          (144)
                                                                                      ---------      ---------

                           Net cash provided by operating activities ..............      20,634         24,792
                                                                                      ---------      ---------

Cash flows used in investing activities:
      Acquisition of business .....................................................      (2,166)          (850)
      Property acquisitions .......................................................        (608)          (883)
      Exploration and development expenditures ....................................     (28,175)       (35,493)
      Other property and equipment additions ......................................        (229)           (95)
      Proceeds from sale of oil and gas assets ....................................           -            238
                                                                                      ---------      ---------

                           Net cash used in investing activities ..................     (31,178)       (37,083)
                                                                                      ---------      ---------

Cash flows from financing activities:
      Deferred financing costs ....................................................          (7)             -
      Repayments of long-term debt ................................................        (124)           (22)
      Proceeds from long-term debt ................................................           -         15,000
      Exercise of stock options and warrants ......................................       1,610             80
                                                                                      ---------      ---------

                           Net cash provided by financing activities ..............       1,479         15,058
                                                                                      ---------      ---------

                           Net increase (decrease) in cash and
                                 cash equivalents .................................      (9,065)         2,767
Cash and cash equivalents at beginning of period ..................................     104,392            116
                                                                                      ---------      ---------

Cash and cash equivalents at end of period ........................................   $  95,327      $   2,883
                                                                                      =========      =========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

      Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Energy Partners, Ltd.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 2003 and Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company maintains a website at www.eplweb.com which contains information about the Company including links to the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments. The Company's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Report on Form 10-Q.

      The financial information as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) STOCK-BASED COMPENSATION

            The Company has two stock award plans, the Amended and Restated 2000 Long Term Stock Incentive Plan and the 2000 Stock Option Plan for Non-Employee Directors (the Plans). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board's Opinion No. 25, "Accounting For Stock Issued to Employees" (Opinion No. 25). Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting For Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure," (Statement 148) permit the continued use of the intrinsic value-based method prescribed by Opinion No. 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by Statement 123 had been applied. If compensation expense for the Plans had been determined using the fair-value method in Statement 123, the Company's net income and earnings per share would have been as shown in the pro forma amounts below (in thousands, except per share amounts):

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                               2004            2003
                                                            ----------     ----------
Net income available to common stockholders:
   As reported ....................................         $    6,517     $   13,327
   Pro forma ......................................         $    6,466     $   13,046
Basic earnings per share:
   As reported ....................................         $     0.20     $     0.48
   Pro forma ......................................         $     0.20     $     0.47
Diluted earnings per share:
   As reported ....................................         $     0.20     $     0.44
   Pro forma ......................................         $     0.20     $     0.43
Stock-option based employee compensation cost,
  net of tax, included in net income as reported...         $      340     $       28

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3) BUSINESS COMBINATION

      In connection with a business combination in 2002, the Company issued among other things, $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the Series D Preferred Stock), with an issue date fair value of $34.7 million discounted to give effect to the increasing dividend rate and $38.4 million of 11% Senior Subordinated Notes (the Notes) due 2009 (immediately callable at par). The Company also issued warrants to purchase four million shares of the Company's common stock. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants had a fair value of approximately $3.0 million based on a third party valuation and are exercisable beginning January 15, 2003 and expiring on January 15, 2007.

      In addition, former preferred stockholders of the acquired company have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by the acquired company as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually beginning March 3, 2003 and ending March 1, 2007. The cumulative percentage remitted to the participants was 20% for March 3, 2003 and 30% for March 1, 2004 and is 35% for March 1, 2005, 40% for March 1, 2006 and 50% for March 1, 2007. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. On March 15, 2004 and March 17, 2003, the Company capitalized, as additional purchase price, and paid additional consideration of $2.2 million and $0.9 million related to the March 1, 2004 and the March 3, 2003 contingent consideration payment dates, respectively. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual revaluations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price.

(4) EARNINGS PER SHARE

      Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's convertible preferred stock, options and warrants were converted to common stock.

      The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2003.

                                                                                            WEIGHTED
                                                                        NET INCOME           AVERAGE
                                                                        AVAILABLE            COMMON
                                                                        TO COMMON            SHARES           EARNINGS
                                                                       STOCKHOLDERS        OUTSTANDING       PER SHARE
                                                                       ------------        -----------       ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended March 31, 2004:
        Basic................................................             $ 6,517             32,428          $  0.20
        Effect of dilutive securities:
              Preferred stock................................                 929              4,057
              Stock options..................................                  --                370
              Warrants.......................................                  --                852
                                                                          -------             ------
        Diluted..............................................             $ 7,446             37,707          $  0.20
                                                                          -------             ------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                                            WEIGHTED
                                                                        NET INCOME           AVERAGE
                                                                        AVAILABLE            COMMON
                                                                        TO COMMON            SHARES           EARNINGS
                                                                       STOCKHOLDERS        OUTSTANDING       PER SHARE
                                                                       ------------        -----------       ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended March 31, 2003:
        Basic.....................................................     $     13,327           27,651         $   0.48
        Effect of dilutive securities:
              Preferred stock.....................................              855            4,375
              Stock options.......................................               --              321
              Warrants............................................               --              154
                                                                       ------------           ------
        Diluted...................................................     $     14,182           32,501         $   0.44
                                                                       ------------           ------

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

      The Company had the following hedging contracts as of March 31, 2004:


                                                     NATURAL GAS POSITIONS
       ---------------------------------------------------------------------------------------------------------------------------
                                                                                                              VOLUME (Mmbtu)
                                                                                                              --------------
       REMAINING CONTRACT TERM                  CONTRACT TYPE               STRIKE PRICE ($/Mmbtu)          DAILY          TOTAL
       -----------------------                  -------------               ----------------------          -----          -----
       04/04 - 6/04.......................         Collar                         $4.00/$7.00               10,000         910,000
       04/04 - 12/04......................         Collar                         $4.00/$6.50               10,000       2,750,000
       04/04 - 12/04......................         Collar                         $3.50/$8.00               10,000       2,750,000


                                                        CRUDE OIL POSITIONS
       ---------------------------------------------------------------------------------------------------------------------------
                                                                                                                VOLUME (Bbls)
                                                                                                                -------------
       REMAINING CONTRACT TERM                  CONTRACT TYPE               STRIKE PRICE ($/Bbl)            DAILY           TOTAL
       -----------------------                  -------------               --------------------            -----           -----
       04/04 - 12/04......................         Swap                                $26.84                1,500         412,500
       04/04 - 06/04......................         Collar                       $25.00/$30.00                1,500         136,500
       07/04 - 09/04......................         Collar                       $24.00/$29.00                1,500         138,000
       10/04 - 12/04......................         Collar                       $24.00/$28.75                1,500         138,000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      Hedging activities reduced natural gas and crude oil revenues by $1.7 million in the three month period ended March 31, 2004 and reduced natural gas and crude oil revenues by $7.4 million in the three month period ended March 31, 2003.

      The following table reconciles the change in accumulated other comprehensive income for the three month periods ending March 31, 2004 and 2003.

                                                                                               THREE MONTHS ENDED
                                                                                                 MARCH 31, 2003
                                                                                               ------------------
                                                                                                 (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2003                                                 $  (2,441)
Net income......................................................................           $     7,446
Other comprehensive loss - net of tax
         Hedging activities
                 Reclassification adjustments for settled contracts.............                 1,115
                 Changes in fair value of outstanding hedging positions.........                (2,391)
                                                                                           -----------
                          Total other comprehensive loss........................                (1,276)         (1,276)
                                                                                           -----------       ---------
Comprehensive income............................................................           $     6,170
                                                                                           ===========
Accumulated other comprehensive loss as of March 31, 2004.......................                             $  (3,717)
                                                                                                             =========

                                                                                               THREE MONTHS ENDED
                                                                                                 MARCH 31, 2003
                                                                                               ------------------
                                                                                                 (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2002                                                 $  (2,171)
Net income......................................................................           $    14,182
Other comprehensive income - net of tax
         Hedging activities
                 Reclassification adjustments for settled contracts.............                 4,744
                 Changes in fair value of outstanding hedging positions.........                (4,378)
                                                                                           -----------
                          Total other comprehensive income......................                   366             366
                                                                                           -----------       ---------
Comprehensive income............................................................           $    14,548
                                                                                           ===========
Accumulated other comprehensive loss as of March 31, 2003.......................                             $  (1,805)
                                                                                                             =========

      Based upon current prices, the Company expects to transfer approximately $5.8 million of net deferred losses in accumulated other comprehensive loss as of March 31, 2004 to earnings during the next twelve months when the forecasted transactions actually occur.

(6) ASSET RETIREMENT OBLIGATION

      In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (Statement 143). Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company adopted Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company previously recorded estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and natural gas properties and recorded a separate liability for such amounts in other liabilities. The effect of adopting Statement 143 on the Company's results of operations and financial condition included a net increase in long-term liabilities of $14.2 million; an increase in net property, plant and equipment of $17.8 million; and a cumulative effect of adoption income of $2.3 million, net of deferred income taxes of $1.3 million.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the three months ended March 31, 2004.

                                            THREE MONTHS
                                               ENDED
                                           MARCH 31, 2004
                                           --------------
                                           (IN THOUSANDS)

December 31, 2003 ......................     $ 40,577
   Accretion expense ...................          899
   Liabilities incurred ................           --
   Liabilities settled .................         (162)
   Revisions in estimated cash flows....       (1,308)
                                             --------
March 31, 2004 .........................     $ 40,006
                                             ========

(7) NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued FASB Interpretation 46 (Revised December
2003), "Consolidation of Variable Interest Entities," (FIN 46R) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in variable interest entities (VIEs) by March 31, 2004. The Company has adopted FIN 46R, which does not currently have an impact on the financial position, results of operations or cash flows of the Company.

      On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (Statement 149). Statement 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 was effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company has adopted Statement 149, which did not have an impact on its financial position, results of operations or cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (Statement 150). Statement 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

after June 15, 2003. The Company has adopted Statement 150, which did not have an impact on its financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 141, "Business Combinations," (Statement 141) and No. 142, "Goodwill and Intangible Assets," (Statement 142) became effective for the Company on July 1, 2001 and January 1, 2002, respectively. Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, Statement 141 requires companies to disaggregate and report separately from goodwill and certain other intangible assets. Under Statement 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of Statement 141 and 142 to oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and natural gas properties, as intangible assets on the Company's balance sheets. Additionally, disclosures required by Statements 141 and 142 would be included in the notes to financial statements. Historically, the Company, like many other oil and natural gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and natural gas properties, even after Statements 141 and 142 became effective.

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

      At March 31, 2004, the Company had unproved and proved leaseholds of approximately $5 million and $100 million that would have been classified on the balance sheet as unproved intangible oil and natural gas properties and intangible acquired proved leaseholds, respectively, if the Company had applied the interpretation currently being deliberated by the Emerging Issues Task Force
(EITF). At the March 2004 meeting the EITF reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. However, the consensus does not address this topic as it relates to oil and natural gas leaseholds. The Company will continue to classify oil and natural gas leaseholds as oil and natural gas properties until further guidance is provided.

(8) COMMON STOCK

      On April 16, 2003, the Company completed the public offering of approximately 6.8 million shares of its common stock (the Equity Offering), which was priced at $9.50 per share. The Equity Offering included 4.2 million shares offered by the Company, 1.7 million shares offered by the Company's then principal stockholder, Evercore Capital Partners L.P. and certain of its affiliates, and 0.9 million shares offered by Energy Income Fund, L.P. In addition, the underwriters exercised their option to purchase 1.0 million additional shares to cover over-allotments, the proceeds from which went to selling shareholders and not to the Company. After payment of underwriting discounts and commissions, the offering generated net proceeds to the Company of approximately $38.0 million. After expenses of approximately $0.5 million, the proceeds were used to repay a portion of outstanding borrowings under the Company's bank credit facility.

(9) INDEBTEDNESS

      On August 5, 2003, the Company issued $150 million of 8.75% Senior Notes Due 2010 (the Senior Notes) in a Rule 144A private offering (the Debt Offering) which allows unregistered transactions with qualified institutional buyers. In October 2003, the Company consummated an exchange offer pursuant to which it exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and estimated offering expenses, the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company received $145.3 million, which was used to redeem all of the outstanding 11% Senior Subordinated Notes Due 2009, that had been issued in connection with a business combination in 2002, and to repay substantially all of the borrowings outstanding under the Company's bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2004
                                 (IN THOUSANDS)

                                                                  PARENT
                                                                  COMPANY       GUARANTOR
                                                                    ONLY       SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                                 ---------     ------------  ------------    ------------
                                                          ASSETS
Current assets:
   Cash and cash equivalents ...............................     $  95,327       $     --        $    --      $  95,327
   Trade accounts receivable ...............................        49,621           (911)            --         48,710
   Other current assets ....................................         4,914             --             --          4,914
                                                                 ---------      ---------      ---------      ---------
         Total current assets ..............................       149,862           (911)            --        148,951

Property and equipment .....................................       451,564        185,020             --        636,584
Less accumulated depreciation, depletion
   and amortization ........................................      (164,681)       (70,104)            --       (234,785)
                                                                 ---------      ---------      ---------      ---------
         Net property and equipment ........................       286,883        114,916             --        401,799

Investment in affiliates ...................................        77,922             --        (77,922)            --
Notes receivable, long-term ................................            --         69,000        (69,000)            --
Other assets ...............................................        11,093            (61)            --         11,032
                                                                 ---------      ---------      ---------      ---------
                                                                 $ 525,760      $ 182,944      $(146,922)     $ 561,782
                                                                 =========      =========      =========      =========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses ...................     $  60,520      $     827       $     --      $  61,347
   Fair value of commodity derivative
      instruments ..........................................         5,809             --             --          5,809
   Current maturities of long-term debt ....................            --            101             --            101
                                                                 ---------      ---------      ---------      ---------
         Total current liabilities .........................        66,329            928             --         67,257

Long-term debt .............................................       150,000         69,191        (69,000)       150,191
Other liabilities ..........................................        38,732         34,903             --         73,635
                                                                 ---------      ---------      ---------      ---------
                                                                   255,061        105,022        (69,000)       291,083
Stockholders' equity
   Preferred stock .........................................        33,053             --             --         33,053
   Common stock ............................................           328             --             --            328
   Additional paid-in capital ..............................       233,713             --             --        233,713
   Accumulated other comprehensive loss ....................        (3,717)            --             --         (3,717)
   Retained earnings .......................................         7,322         77,922        (77,922)         7,322
                                                                 ---------      ---------      ---------      ---------
         Total stockholders' equity ........................       270,699         77,922        (77,922)       270,699
                                                                 ---------      ---------      ---------      ---------
                                                                 $ 525,760      $ 182,944      $(146,922)     $ 561,782
                                                                 =========      =========      =========      =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2004
                                 (IN THOUSANDS)

                                                   PARENT
                                                   COMPANY      GUARANTOR
                                                    ONLY      SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    ----      ------------  ------------  ------------
Revenue:
   Oil and natural gas ......................     $ 47,522      $ 15,897      $     --      $ 63,419
   Other.....................................        4,814            52        (4,813)           53
                                                  --------      --------      --------      --------
                                                    52,336        15,949        (4,813)       63,472

Costs and expenses:
   Lease operating expenses .................        4,996         4,778            --         9,774
   Taxes, other than on earnings ............          281         1,961            --         2,242
   Exploration expenditures .................        9,227           238            --         9,465
   Depreciation, depletion and amortization .       14,729         4,008            --        18,737
   General and administrative ...............        8,027         3,896        (3,750)        8,173
                                                  --------      --------      --------      --------
         Total costs and expenses ...........       37,260        14,881        (3,750)       48,391

Income from operations ......................       15,076         1,068        (1,063)       15,081

Interest expense, net .......................       (3,327)           (5)           --        (3,332)

Income before income taxes ..................       11,749         1,063        (1,063)       11,749

Income taxes ................................       (4,303)           --            --        (4,303)
                                                  --------      --------      --------      --------
Net income ..................................     $  7,446      $  1,063      $ (1,063)     $  7,446
                                                  ========      ========      ========      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2004
                                 (IN THOUSANDS)

                                                             PARENT
                                                            COMPANY       GUARANTOR
                                                              ONLY       SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                              ----       ------------  ------------  ------------
Net cash provided by operating activities ............     $  14,070      $   6,564       $    --     $  20,634

Cash flows used in investing activities:
   Acquisition of business, net of cash
      acquired .......................................        (2,166)            --            --        (2,166)
   Property acquisitions .............................          (608)            --            --          (608)
   Exploration and development
      expenditures ...................................       (21,635)        (6,540)           --       (28,175)
   Other property and equipment
      additions ......................................          (229)            --            --          (229)
                                                           ---------      ---------      --------     ---------
Net cash used in investing activities ................       (24,638)        (6,540)           --       (31,178)

Cash flows provided by (used in) financing activities:
   Deferred financing costs ..........................            (7)            --            --            (7)
   Repayments of long-term debt ......................          (100)           (24)           --          (124)
   Exercise of stock options and warrants ............         1,610             --            --         1,610
                                                           ---------      ---------      --------     ---------
Net cash provided by (used in) financing
   activities ........................................         1,503            (24)           --         1,479
                                                           ---------      ---------      --------     ---------

Net increase in cash and cash equivalents ............        (9,065)            --            --        (9,065)

Cash and cash equivalents at the beginning of the
   period ............................................       104,392             --            --       104,392
                                                           ---------      ---------      --------     ---------

Cash and cash equivalents at the end of the
   period ............................................     $  95,327      $      --      $     --     $  95,327
                                                           =========      =========      ========     =========

(11) CONTINGENCIES

      In the ordinary course of business, the Company is a defendant in various legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(12) RECLASSIFICATIONS

      Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in fiscal 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We were incorporated in January 1998 and operate in a single segment as an independent oil and natural gas exploration and production company. Our operations are concentrated in the shallow to moderate depth waters of the Gulf of Mexico Shelf.

      During the first quarter of 2004 we reported another period of growth and progress in implementing our strategy. Our strong cash flow provided us the flexibility to make necessary and appropriate investments to continue our long-term growth strategy. Our long-term strategy is to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential and by making acquisitions with a focus in our core area of operations. Our drilling program contains some higher risk, higher reserve potential opportunities as well as some lower risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

      We use the successful efforts method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Seismic, geological and geophysical and delay rental expenditures are expensed as incurred. We conduct many of our exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our annual report on Form 10-K for the fiscal year ended December 31, 2003, includes a discussion of our critical accounting policies, which have not changed significantly.

      On April 16, 2003, we completed the public offering of approximately 4.2 million shares of our common stock. The shares were priced at $9.50 per share. The equity offering also included shares offered by our then principal stockholder, Evercore Capital Partners, L.P. and certain of its affiliates ("Evercore") and by Energy Income Fund, L.P. After payment of underwriting discounts and commissions, the offering generated net proceeds to us of approximately $38.0 million. After expenses of approximately $0.5 million, the proceeds were used to repay a portion of outstanding borrowings under our bank credit facility.

      On August 5, 2003, we issued $150 million of 8.75% Senior Notes Due 2010 (the "Senior Notes") in a Rule 144A private offering (the "Debt Offering") which allows unregistered transactions with qualified institutional buyers. In October 2003, we consummated an exchange offer pursuant to which we exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and estimated offering expenses, we received $145.3 million, which was used to redeem all of our outstanding 11% Senior Subordinated Notes Due 2009 (the "Notes"), which were issued in connection with a business combination in 2002, and to repay substantially all of the borrowings outstanding under our bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

      We amended our bank credit facility in connection with the Debt Offering. The amendment reduced the borrowing base under our bank credit facility to $60 million upon consummation of the Debt Offering. The borrowing base will remain subject to redetermination based on the proved reserves of the oil and natural gas properties.

      During 2003, Evercore on two occasions exercised a contractual right to request us to register with the SEC the possible public sale of our common stock held by it. Subsequent to each of these requests Evercore priced two public offerings to sell shares of our common stock. These offerings completed the sale of its interest in our company. We did not sell any shares in either of these two offerings and did not receive any proceeds from the shares offered by Evercore.

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

      We currently have an extensive inventory of drillable prospects in-house, we are generating more internally and we are exploring new opportunities through relationships with industry partners. Despite our expanded budget in 2004, strong commodity prices together with growing production volumes should enable us to adhere to our policy of funding our exploration and development expenditures with internally generated cash flow. This strategy allows us to preserve our strong balance sheet to finance acquisitions. We believe this year will provide us a number of opportunities to acquire targeted properties with a focus in our core area of operations.

RESULTS OF OPERATIONS

      The following table presents information about our oil and natural gas operations.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                               2004           2003
                                                            ----------     ----------
Net production (per day):
     Oil (Bbls) ...................................              7,989          8,012
     Natural gas (Mcf) ............................             77,134         70,007
         Total barrels of oil equivalent (Boe).....             20,845         19,680
Oil and natural gas revenues (in thousands):
     Oil ..........................................         $   23,171     $   21,803
     Natural gas ..................................             40,248         35,151
         Total ....................................             63,419         56,954
Average sales prices (1):
     Oil (per Bbl) ................................         $    31.87     $    30.24
     Natural gas (per Mcf) ........................               5.73           5.58
         Total (per Boe) ..........................              33.43          32.16
Average costs (per Boe):
     Lease operating expense ......................         $     5.15     $     4.53
     Taxes, other than on earnings ................               1.18           1.34
     Depreciation, depletion and amortization .....               9.88           9.92

Increase (decrease) in oil and natural gas revenues
(net of hedging) due to:
     Changes in prices of oil......................         $    1,179
     Changes in production volumes of oil..........                189
         Total increase in oil sales...............              1,368

     Changes in prices of natural gas..............         $      952
     Changes in production volumes of natural gas..              4,145
         Total increase in natural gas sales.......              5,097

(1) Net of the effect of hedging transactions, which reduced oil price realizations by $1.63 and $2.45 per Bbl for the first quarter of 2004 and 2003, respectively, and reduced natural gas realizations by $0.08 and $0.90 per Mcf for the first quarter of 2004 and 2003, respectively.

REVENUES AND NET INCOME

      Our oil and natural gas revenues increased to $63.4 million in the first quarter of 2004 from $57.0 million in the first quarter of 2003. The increase for this period is the result of increased natural gas and oil prices and an increase in natural gas production from nine new natural gas wells brought on production since the end of the first quarter of 2003. This increase was partially offset by natural reservoir declines and the absence of new significant oil production.

      We recognized net income of $7.4 million in the first quarter of 2004 compared to net income of $14.2 million in the first quarter of 2003. The decrease was primarily a result of increased exploration costs in 2004 discussed below and the adoption of Financial Standards Boards' Statement 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which increased net income for the first quarter of 2003, as discussed below. These decreases were partially offset by an increase in oil and natural gas revenues as discussed above. Statement 143 had the following impact on our net income in the first quarter of 2003 and affects the comparability of the results of operations for the period:

   - In January 2003, we adopted Statement 143, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. We previously recorded estimated costs of dismantlement, removal, site restoration and similar activities as part of our depreciation, depletion and amortization for oil and natural gas properties and recorded a separate liability for such amounts in other liabilities. The effect of adopting Statement 143 on the results of operations for the three months ended March 31, 2003 included a cumulative effect of adoption income of $2.3 million net of deferred income taxes.

OPERATING EXPENSES

Operating expenses during the three month periods ended March 31, 2004 and 2003 were affected by the following:

   - Lease operating expense increased to $9.8 million in the first quarter of 2004 from $8.0 million in the first quarter of 2003. This is a result of the general increase in production combined with the fact that the increase is primarily from new fields, whereas the majority of our production in the past was primarily from our larger fields with existing infrastructure and lower variable cost.

   - Taxes, other than on earnings decreased to $2.2 million in the first quarter of 2004 from $2.4 million in the first quarter of 2003. The decrease was due to a change in the mix in our production. Our new production is primarily from federal leases, which are not subject to severance taxes. These taxes are expected to fluctuate from period to period depending on our production volume from state leases and the commodity prices received.

   - Exploration expenditures, including dry hole costs and property impairment costs, increased to $9.5 million in 2004 from $1.3 million in 2003. The expense in 2004 is comprised of $0.9 million of costs for exploratory wells, which were found to be not commercially productive, $6.9 million of proved property impairments at our East Cameron 378 field, which is a geologic success that encountered cost overruns due to mechanical problems during drilling. The remainder of the 2004 cost is delay rentals and seismic expenditures. Our exploration expenditures, including dry hole charges will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

   - Depreciation, depletion and amortization increased to $18.7 million in the first quarter of 2004 from $17.6 million in the first quarter of 2003. The increase was due to the continued growth in our depreciable asset base combined with higher production. However, due to a shift in the production contribution from our various fields, our expense per Boe has decreased from $9.92 to $9.88. Some fields carry a higher depreciation burden than others; therefore, changes in the location of our production will directly impact this expense.

   - Other general and administrative expenses decreased slightly to $7.3 million in the first quarter of 2004 from $7.4 million in the first quarter of 2003. The change was primarily due to a decrease in personnel cost of $0.3 million, a decrease in technology costs of $0.1 million and an offsetting increase in insurance costs of $0.3 million.

   - Non-cash stock-based compensation expense of $0.9 million was recognized in the first quarter of 2004 compared to $0.1 million in the first quarter of 2003. The expense relates to restricted stock and performance share awards made to employees.

OTHER INCOME AND EXPENSE

      INTEREST. Interest expense increased to $3.6 million in the first quarter of 2004 from $1.8 million in the first quarter of 2003. The increase was a result of interest expense on the 8.75% Senior Notes issued in August 2003 partially offset by the interest savings from the redemption of the Notes and the repayment of the bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

      The trend of increased revenues we have experienced from 2003 and into the first quarter of 2004 has continued to provide strong cash flows from operations which totaled $20.6 million in the first quarter of 2004. We intend to fund our exploration and development expenditures from internally generated cash flow, which we define as cash flow from operations before consideration of changes in working capital plus total exploration expenditures. Our cash on hand at March 31, 2004 was $95.3 million. Our future internally generated cash flows will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices we receive for oil and natural gas. We may, from time to time, use the availability of our bank credit facility for working capital needs.

      Our bank credit facility, as amended on July 28, 2003, consists of a revolving line of credit with a group of banks available through March 30, 2005 (the "bank credit facility"). The bank credit facility currently has a borrowing base of $60 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank credit facility permits both prime rate based borrowings and London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.50% to 2.25% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank credit facility is secured by substantially all of our assets. At May 4, 2004, we did not have an outstanding balance leaving $60.0 million of credit capacity available under the bank credit facility. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio of 1.1, (ii) maintain a minimum EBITDAX to interest ratio of 5.0 times, and (iii) maintain a minimum tangible net worth as calculated in accordance with the agreement. We were in compliance with these covenants as of March 31, 2004.

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

      Upon closing on the Senior Notes on August 5, 2003, we called our $38.4 million 11% notes due 2009 for redemption. The redemption of the Notes in aggregate principal and accrued interest was funded with a portion of the proceeds received from the Senior Notes and was completed in August 2003. The Notes were issued in 2002 as part of a business combination. In addition, $39.9 million of the proceeds from the Senior Notes were used to pay substantially all of the borrowings under the bank credit facility. As a result of the issuance of the Senior Notes, our bank credit facility borrowing base was reduced from $100 million to $60 million.

      Net cash of $31.2 million used in investing activities in the first quarter of 2004 consisted primarily of oil and natural gas property capital and exploration expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first quarter of 2004, we completed five drilling projects, three of which were successful and three recompletion/workover projects, all of which were successful. During the first quarter of 2003, we completed two drilling projects and nine recompletion/workover projects, eight of which were successful.

      Our 2004 capital exploration and development budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases and does not include acquisitions. We currently intend to allocate approximately 60% of our budget on an annual basis to low risk development and exploitation activities, approximately 25% to moderate risk exploration opportunities and approximately 15% to higher risk, higher potential exploration opportunities. Our exploration and development budget for 2004 is approximately $125 million. During the first three months of 2004, capital expenditures were approximately $40.6 million. The level of our capital expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2004 capital expenditures.

      We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that internally generated cash flows will be sufficient to meet our capital requirements for at least the next twelve months. Availability under the bank credit facility may be used to balance short-term fluctuations in working capital requirements. However, additional financing may be required in the future to fund our growth.

      Our annual report on Form 10-K for the year ended December 31, 2003 included a discussion of our contractual obligations. There have been no material changes to that disclosure during the three months ended March 31, 2004. In addition, we do not maintain any off balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued FASB Interpretation 46 (Revised December
2003), "Consolidation of Variable Interest Entities," ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We were required to apply FIN 46R to variable interests in variable interest entities ("VIEs") by March 31, 2004. We have adopted FIN 46R, which does not currently have an impact on our financial position, results of operations or cash flows.

      On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("Statement 149"). Statement 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Statement 149 was effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. We have adopted Statement 149, which did not have an impact on our financial position, results of operations or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). Statement 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. Statement 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. We have adopted Statement 150, which did not have an impact on our financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 141, "Business Combinations," ("Statement 141") and No. 142, "Goodwill and Intangible Assets," ("Statement 142") became effective for us on July 1, 2001 and January 1, 2002, respectively. Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Additionally, Statement 141 requires companies to disaggregate and report separately from goodwill and certain other intangible assets. Under Statement 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The appropriate application of Statement 141 and 142 to oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves is unclear. Depending on how the accounting and disclosure literature is clarified, these oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and natural gas properties, as intangible assets on our balance sheets. Additionally, disclosures required by Statements 141 and 142 would be included in the notes to financial statements. Historically, we, like many other oil and natural gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and natural gas properties, even after Statements 141 and 142 became effective.

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

      At March 31, 2004, we had unproved and proved leaseholds of approximately $5 million and $100 million that would have been classified on the balance sheet as unproved intangible oil and natural gas properties and intangible acquired proved leaseholds, respectively, if we had applied the interpretation currently being deliberated by the Emerging Issues Task Force ("EITF"). At the March 2004 meeting, the EITF reached a consensus that mineral rights for mining companies should be accounted for as tangible assets. However, the consensus does not address this topic as it relates to oil and natural gas leaseholds. We will continue to classify oil and natural gas leaseholds as oil and natural gas properties until further guidance is provided.

FORWARD LOOKING INFORMATION

      All statements other than statements of historical fact contained in this Report on Form 10-Q ("Report") and other periodic reports filed by us under the Securities Exchange Act of 1934 and other written or oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause our actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. We refer you specifically to the section "Additional Factors Affecting Business" in Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2004, none of our long-term debt had variable interest rates; therefore an increase in the variable interest rate would not have a material impact on net income.

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

      We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of March 31, 2004, we had the following contracts in place:


                                                        NATURAL GAS POSITIONS
      --------------------------------------------------------------------------------------------------------------------
                                                                                                        VOLUME (Mmbtu)
                                                                                                        --------------
       REMAINING CONTRACT TERM                  CONTRACT TYPE          STRIKE PRICE ($/Mmbtu)        DAILY          TOTAL
       -----------------------                  -------------          ----------------------        -----          -----
       04/04 - 6/04.......................         Collar                  $4.00/$7.00               10,000         910,000
       04/04 - 12/04......................         Collar                  $4.00/$6.50               10,000       2,750,000
       04/04 - 12/04......................         Collar                  $3.50/$8.00               10,000       2,750,000


                                                         CRUDE OIL POSITIONS
      --------------------------------------------------------------------------------------------------------------------
                                                                                                        VOLUME (Bbls)
                                                                                                        -------------
       REMAINING CONTRACT TERM                 CONTRACT TYPE          STRIKE PRICE ($/Bbl)           DAILY          TOTAL
       -----------------------                 -------------          --------------------           -----          -----
       04/04 - 12/04......................         Swap                         $26.84                1,500         412,500
       04/04 - 06/04......................         Collar                $25.00/$30.00                1,500         136,500
       07/04 - 09/04......................         Collar                $24.00/$29.00                1,500         138,000
       10/04 - 12/04......................         Collar                $24.00/$28.75                1,500         138,000

      Our hedged volume as of March 31, 2004 approximated 32% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at March 31, 2004, we estimate the loss would have been $5.8 million.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At March 31, 2004, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $3.4 million increase in the combined estimated loss.

      For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this Report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

      31.1 Rule 13a-14(a)/15d-14(a) Certification of Chairman, President, and Chief Executive Officer of Energy Partners, Ltd.

      31.2 Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

      32.0  Section 1350 Certifications.

   (b)   Reports on Form 8-K:

            On March 19, 2004 the Company filed a current report on Form 8-K, reporting, under Item 5, the Company and Bruce R. Sidner entered into an amendment to Mr. Sidner's Employment and Stock Ownership Agreement.

            On March 23, 2004 the Company filed a current report on Form 8-K, reporting, under Item 5, Gary L. Hall was resigning as Vice Chairman and Director of the Company to pursue other personal interests.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ENERGY PARTNERS, LTD.

Date: May 6, 2004                               By: /s/ Suzanne V. Baer
                                                    ----------------------------
                                                    Suzanne V. Baer
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (Authorized Officer and
                                                    Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number                         Description of Exhibit
-------                        ----------------------

 31.1       Rule 13a-14(a)/15d-14(a) Certification of Chairman, President, and
            Chief Executive Officer of Energy Partners, Ltd.

 31.2 Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

 32.0       Section 1350 Certifications.