Form 10-Q
period 2004-06-30
ENERGY PARTNERS LTD
filed 2004-08-05
CIK 750199

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

                  For The Quarterly Period Ended June 30, 2004

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

      As of July 26, 2004, there were 32,971,488 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I  FINANCIAL STATEMENTS

Item 1. Financial Statements:

     Consolidated Balance Sheets as of June 30, 2004 and
          December 31, 2003.....................................................       3

     Consolidated Statements of Operations for the three and six months ended
          June 30, 2004 and 2003................................................       4

     Consolidated Statements of Cash Flows for the six months ended
          June 30, 2004 and 2003................................................       5

     Notes to Consolidated Financial Statements.................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................      16

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............      22

Item 4. Controls and Procedures.................................................      23

PART II  OTHER INFORMATION

Item 4. Submission of Matters to the Vote of Security Holders...................      24

Item 6. Exhibits and Reports on Form 8-K........................................      24

ITEM 1. FINANCIAL STATEMENTS

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   June 30,     December 31,
                                                                                    2004           2003
                                                                                 -----------     ---------
                                                                                 (Unaudited)
                                 ASSETS

Current assets:
  Cash and cash equivalents ................................................      $  94,624      $ 104,392
  Trade accounts receivable ................................................         54,921         35,315
  Deferred tax assets ......................................................          2,460          2,939
  Prepaid expenses .........................................................          5,529          2,106
                                                                                  ---------      ---------
         Total current assets ..............................................        157,534        144,752

Property and equipment, at cost under the successful efforts
  method of accounting for oil and natural gas properties ..................        687,072        598,101
Less accumulated depreciation, depletion and amortization ..................       (256,100)      (210,013)
                                                                                  ---------      ---------
         Net property and equipment ........................................        430,972        388,088

Other assets ...............................................................          7,064          6,575
Deferred financing costs -- net of accumulated amortization
  of $3,724 in 2004 and $3,267 in 2003 .....................................          4,315          4,766
                                                                                  ---------      ---------
                                                                                  $ 599,885      $ 544,181
                                                                                  =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................................      $  17,929      $  14,650
  Accrued expenses .........................................................         57,605         42,487
  Fair value of commodity derivative instruments ...........................          5,081          3,814
  Current maturities of long-term debt .....................................            104             99
                                                                                  ---------      ---------
         Total current liabilities .........................................         80,719         61,050

Long-term debt .............................................................        150,164        150,317
Deferred tax liabilities ...................................................         39,812         29,584
Asset retirement obligation ................................................         40,610         40,577
Other ......................................................................          1,501          1,168
                                                                                  ---------      ---------
                                                                                    312,806        282,696
Stockholders' equity:
  Preferred stock, $1 par value. Authorized 1,700,000 shares;
      issued and outstanding: 2004 - 346,443 shares; 2003 - 368,076
      shares. Aggregate liquidation value: 2004 - $34,644; 2003 - $36,808...         33,268         34,894
  Common stock, par value $0.01 per share. Authorized 50,000,000 shares; issued and outstanding: 2004 - 32,958,921 shares;
      2003 - 32,241,981 shares .............................................            330            323
  Additional paid-in capital ...............................................        236,183        228,511
  Accumulated other comprehensive loss -- net of deferred taxes of
      $1,829 in 2004 and $1,373 in 2003 ....................................         (3,252)        (2,441)
  Retained earnings ........................................................         20,550            198
                                                                                  ---------      ---------
         Total stockholders' equity ........................................        287,079        261,485
  Commitments and contingencies ............................................
                                                                                  ---------      ---------
                                                                                  $ 599,885      $ 544,181
                                                                                  =========      =========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                      June 30,
                                                                       ------------------------      ------------------------
                                                                         2004           2003           2004            2003
                                                                       ---------      ---------      ---------      ---------
Revenue:
  Oil and natural gas ............................................     $  74,977      $  54,146      $ 138,396      $ 111,100
  Other ..........................................................            90             73            143            356
                                                                       ---------      ---------      ---------      ---------
                                                                          75,067         54,219        138,539        111,456
                                                                       ---------      ---------      ---------      ---------

Costs and expenses:
  Lease operating ................................................         9,802          9,427         19,576         17,444
  Taxes, other than on earnings ..................................         2,078          1,780          4,320          4,151
  Exploration expenditures and dry hole costs ....................         7,467          3,929         16,932          5,236
  Depreciation, depletion and amortization .......................        22,215         19,532         40,952         37,104
  General and administrative:
      Stock-based compensation ...................................           662            353          1,519            479
      Other general and administrative ...........................         6,434          5,551         13,750         12,990
                                                                       ---------      ---------      ---------      ---------
         Total costs and expenses ................................        48,658         40,572         97,049         77,404
                                                                       ---------      ---------      ---------      ---------
Income from operations ...........................................        26,409         13,647         41,490         34,052
                                                                       ---------      ---------      ---------      ---------

Other income (expense):
  Interest income ................................................           221             25            463             46
  Interest expense ...............................................        (3,586)        (1,608)        (7,160)        (3,429)
                                                                       ---------      ---------      ---------      ---------
                                                                          (3,365)        (1,583)        (6,697)        (3,383)
                                                                       ---------      ---------      ---------      ---------
         Income before income taxes and cumulative effect
            of change in accounting principle ....................        23,044         12,064         34,793         30,669
Income taxes .....................................................        (8,388)        (4,500)       (12,691)       (11,191)
                                                                       ---------      ---------      ---------      ---------
         Income before cumulative effect of change in
            accounting principle .................................        14,656          7,564         22,102         19,478
Cumulative effect of change in accounting principle,
  net of income taxes of $1,276 ..................................             -              -              -          2,268
                                                                       ---------      ---------      ---------      ---------
         Net income ..............................................        14,656          7,564         22,102         21,746

Less dividends earned on preferred stock and accretion of
  discount and issuance costs ....................................          (821)          (953)        (1,750)        (1,808)
                                                                       ---------      ---------      ---------      ---------
         Net income available to common stockholders .............     $  13,835      $   6,611      $  20,352      $  19,938
                                                                       =========      =========      =========      =========

Earnings per share:
Basic:
  Before cumulative effect of change in accounting principle .....     $    0.42      $    0.21      $    0.62      $    0.60
  Cumulative effect of change in accounting principle ............     $       -      $       -      $       -      $    0.08
                                                                       ---------      ---------      ---------      ---------
  Basic earnings per share .......................................     $    0.42      $    0.21      $    0.62      $    0.68
                                                                       =========      =========      =========      =========

Diluted:
  Before cumulative effect of change in accounting principle .....     $    0.38      $    0.21      $    0.58      $    0.57
  Cumulative effect of change in accounting principle ............     $       -      $       -      $       -      $    0.06
                                                                       ---------      ---------      ---------      ---------
  Diluted earnings per share .....................................     $    0.38      $    0.21      $    0.58      $    0.63
                                                                       =========      =========      =========      =========

Weighted average common shares used in Computing income per share:
  Basic ..........................................................        32,913         31,291         32,667         29,481
  Incremental common shares ......................................         5,437          4,838          5,461          4,837
                                                                       ---------      ---------      ---------      ---------
  Diluted ........................................................        38,350         36,129         38,128         34,318
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

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                              ------------------------
                                                                                2004           2003
                                                                              ---------      ---------
Cash flows from operating activities:
   Net income .............................................................   $  22,102      $  21,746
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Cumulative effect of change in accounting principle, net of tax..           -         (2,268)
          Depreciation, depletion and amortization ........................      40,952         37,104
          Gain on sale of oil and natural gas assets ......................           -           (207)
          Stock-based compensation ........................................       1,568            479
          Deferred income taxes ...........................................      12,688         11,192
          Exploration expenditures ........................................      13,272          3,008
          Amortization of deferred financing costs ........................         457            205
          Other ...........................................................         104            189
          Changes in operating assets and liabilities:
             Trade accounts receivable ....................................     (20,510)        (8,850)
             Prepaid expenses .............................................      (3,423)          (638)
             Other assets .................................................        (489)        (1,354)
             Accounts payable and accrued expenses ........................       2,524            438
             Other liabilities ............................................        (587)          (118)
                                                                              ---------      ---------
                Net cash provided by operating activities .................      68,658         60,926
                                                                              ---------      ---------

Cash flows used in investing activities:
   Acquisition of business ................................................      (2,166)          (850)
   Property acquisitions ..................................................      (4,792)        (4,081)
   Exploration and development expenditures ...............................     (72,376)       (59,114)
   Other property and equipment additions .................................        (353)          (273)
   Proceeds from sale of oil and natural gas assets .......................           -            579
                                                                              ---------      ---------
                Net cash used in investing activities .....................     (79,687)       (63,739)
                                                                              ---------      ---------

Cash flows provided by financing activities:
   Repayments of long-term debt ...........................................        (148)       (40,045)
   Deferred financing costs ...............................................          (7)             -
   Equity offering costs ..................................................           -           (422)
   Proceeds from public offering, net of commissions ......................           -         38,000
   Proceeds from long-term debt ...........................................           -         15,000
   Dividends paid .........................................................      (1,212)        (1,304)
   Exercise of stock options and warrants .................................       2,628            264
                                                                              ---------      ---------
                Net cash provided by financing activities .................       1,261         11,493
                                                                              ---------      ---------
                Net increase (decrease) in cash and cash equivalents ......      (9,768)         8,680
Cash and cash equivalents at beginning of period ..........................     104,392            116
                                                                              ---------      ---------
Cash and cash equivalents at end of period ................................   $  94,624      $   8,796
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

      The financial information as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                         2004           2003          2004           2003
                                                      ----------     ----------    ----------     ----------
Net income available to common stockholders:
 As reported ....................................     $   13,835     $    6,611    $   20,352     $   19,938
 Pro forma ......................................     $   13,484     $    6,311    $   19,983     $   19,364
Basic earnings per share:
 As reported ....................................     $     0.42     $     0.21    $     0.62     $     0.68
 Pro forma ......................................     $     0.41     $     0.20    $     0.61     $     0.66
Diluted earnings per share:
 As reported ....................................     $     0.38     $     0.21    $     0.58     $     0.63
 Pro forma ......................................     $     0.37     $     0.20    $     0.57     $     0.62
Stock-option based employee compensation cost,
 net of tax, included in net income as reported .     $       --     $       --    $      340     $       28

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3) BUSINESS COMBINATION

      In connection with a business combination in 2002, the Company issued among other things, $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the Series D Preferred Stock), with an issue date fair value of $34.7 million discounted to give effect to the increasing dividend rate and $38.4 million of 11% Senior Subordinated Notes (the Notes) due 2009 (immediately callable at par). The Company also issued warrants to purchase four million shares of the Company's common stock. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants had a fair value of approximately $3.0 million based on a third party valuation and became exercisable on January 15, 2003 and expire on January 15, 2007.

In addition, former preferred stockholders of the acquired company have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by the acquired company as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually from March 3, 2003 until March 1, 2007. The cumulative percentage remitted to the participants was 20% for the March 3, 2003 and 30% for the March 1, 2004 determination dates and is 35% for the March 1, 2005, 40% for the March 1, 2006 and 50% for the March 1, 2007 determination dates. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. On March 15, 2004 and March 17, 2003, the Company, capitalized, as additional purchase price, and paid additional consideration in cash, of $2.2 million and $0.9 million related to the March 1, 2004 and the March 3, 2003 contingent consideration determination dates, respectively. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual revaluations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price.

(4) EARNINGS PER SHARE

      Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's convertible preferred stock, options, warrants and restricted units were converted to common stock.

      The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three and six month periods ended June 30, 2004 and 2003.

                                                                 WEIGHTED
                                                   NET INCOME     AVERAGE
                                                   AVAILABLE      COMMON
                                                   TO COMMON      SHARES      EARNINGS
                                                  STOCKHOLDER   OUTSTANDING   PER SHARE
                                                  -----------   -----------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended June 30, 2004:
    Basic...................................       $  13,835       32,913      $  0.42
    Effect of dilutive securities:
        Preferred stock.....................             821        4,057
        Stock options.......................              --          503
        Warrants............................              --          868
        Restricted units....................              --            9
                                                   ---------       ------
    Diluted.................................       $  14,656       38,350      $  0.38
                                                   ---------       ------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                  WEIGHTED
                                                  NET INCOME       AVERAGE
                                                   AVAILABLE       COMMON
                                                   TO COMMON       SHARES        EARNINGS
                                                 STOCKHOLDERS    OUTSTANDING    PER SHARE
                                                 ------------    -----------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended June 30, 2003:
    Basic...................................       $   6,611       31,291        $  0.21
    Effect of dilutive securities:
       Preferred stock......................             953        4,364
       Stock options........................              --          317
       Warrants.............................              --          157
                                                   ---------       ------
    Diluted.................................       $   7,564       36,129        $  0.21
                                                   ---------       ------

                                                                  WEIGHTED
                                                   NET INCOME      AVERAGE
                                                   AVAILABLE       COMMON
                                                   TO COMMON       SHARES       EARNINGS
                                                  STOCKHOLDERS   OUTSTANDING    PER SHARE
                                                  ------------   -----------    ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Six months ended June 30, 2004:
    Basic.....................................     $  20,352       32,667        $  0.62
    Effect of dilutive securities:
       Preferred stock.....................            1,750        4,057
       Stock options.......................               --          541
       Warrants............................               --          855
       Restricted units....................               --            8
                                                   ---------       ------
    Diluted..................................      $  22,102       38,128        $  0.58
                                                   ---------       ------

                                                                   WEIGHTED
                                                   NET INCOME      AVERAGE
                                                    AVAILABLE       COMMON
                                                    TO COMMON       SHARES     EARNINGS
                                                  STOCKHOLDERS   OUTSTANDING   PER SHARE
                                                  ------------   -----------    ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Six months ended June 30, 2003:
    Basic.....................................     $  19,938       29,481        $  0.68
    Effect of dilutive securities:
       Preferred stock.....................            1,808        4,364
       Stock options.......................               --          318
       Warrants............................               --          155
                                                   ---------       ------
    Diluted..................................      $  21,746       34,318        $  0.63
                                                   ---------       ------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      The Company had the following hedging contracts as of June 30, 2004:



                              NATURAL GAS POSITIONS
------------------------------------------------------------------------------------------------
                                                                                VOLUME (Mmbtu)
                                                                              ------------------
   REMAINING CONTRACT TERM       CONTRACT TYPE       STRIKE PRICE ($/Mmbtu)    DAILY     TOTAL
-------------------------------  -------------       ----------------------   ------   ---------
07/04 - 12/04..................     Collar               $  4.00/$6.50        10,000   1,840,000
07/04 - 12/04..................     Collar               $  3.50/$8.00        10,000   1,840,000


                               CRUDE OIL POSITIONS
------------------------------------------------------------------------------------------------
                                                                                VOLUME (Bbls)
                                                                              -----------------
    REMAINING CONTRACT TERM      CONTRACT TYPE        STRIKE PRICE ($/Bbl)    DAILY      TOTAL
-------------------------------  -------------        --------------------    -----     -------
07/04 - 12/04..................      Swap                $       26.47        1,500     276,000
07/04 - 09/04..................     Collar               $24.00/$29.00        1,500     138,000
10/04 - 12/04..................     Collar               $24.00/$28.75        1,500     138,000

Subsequent to June 30, 2004, the Company entered into the following contracts:


                              NATURAL GAS POSITIONS
------------------------------------------------------------------------------------------------
                                                                               VOLUME (Mmbtu)
                                                                             -------------------
   REMAINING CONTRACT TERM       CONTRACT TYPE       STRIKE PRICE ($/Mmbtu)   DAILY      TOTAL
-------------------------------  -------------       ----------------------  ------    ---------
01/05 - 12/05..................     Collar               $ 4.50/$10.75       20,000    7,300,000


                               CRUDE OIL POSITIONS
------------------------------------------------------------------------------------------------
                                                                                VOLUME (Bbls)
                                                                              -----------------
   REMAINING CONTRACT TERM        CONTRACT TYPE       STRIKE PRICE ($/Bbl)    DAILY      TOTAL
-------------------------------   -------------       --------------------    -----     -------
01/05 - 12/05..................       Collar             $31.00/$44.05        2,000     730,000

      Hedging activities reduced natural gas and crude oil revenues by $2.7 million and $4.4 million in the three and six month periods ended June 30, 2004 and reduced natural gas and crude oil revenues by $1.3 million and $8.8 million in the three and six month periods ended June 30, 2003.

      The following table reconciles the change in accumulated other comprehensive income for the six month periods ending June 30, 2004 and 2003.

                                                                            SIX MONTHS ENDED
                                                                              JUNE 30, 2004
                                                                         ----------------------
                                                                             (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2003                          $   (2,441)
Net income............................................................   $   22,102
Other comprehensive loss - net of tax
    Hedging activities
         Reclassification adjustments for settled contracts...........        2,818
         Changes in fair value of outstanding hedging positions.......       (3,629)
                                                                         ----------
              Total other comprehensive loss..........................         (811)        (811)
                                                                         ----------   ----------
Comprehensive income..................................................   $   21,291
                                                                         ==========
Accumulated other comprehensive loss as of June 30, 2004..............                $   (3,252)
                                                                                      ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                             JUNE 30, 2003
                                                                         --------------------
                                                                            (IN THOUSANDS)

Accumulated other comprehensive loss as of December 31, 2002                          $(2,171)
Net income ........................................................      $ 21,746
Other comprehensive income - net of tax
       Hedging activities
           Reclassification adjustments for settled contracts .....         5,577
           Changes in fair value of outstanding hedging positions..        (6,126)
                                                                         --------
                    Total other comprehensive income ..............          (549)       (549)
                                                                         --------     -------
Comprehensive income ..............................................      $ 21,197
                                                                         ========
Accumulated other comprehensive loss as of June 30, 2003 ..........                   $(2,720)
                                                                                      =======

      Based upon current prices, the Company expects to transfer approximately $5.1 million of net deferred losses in accumulated other comprehensive loss as of June 30, 2004 to earnings during the next twelve months when the forecasted transactions actually occur.

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

      The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the six months ended June 30, 2004.

                                        SIX MONTHS ENDED
                                         JUNE 30, 2004
                                         -------------
                                        (IN THOUSANDS)
December 31, 2003..................      $     40,577
   Accretion expense...............             1,799
   Liabilities incurred............                44
   Liabilities settled.............              (502)
   Revisions in estimated cash
     flows.........................            (1,308)
                                         ------------
June 30, 2004......................      $     40,610
                                         ============

(7) NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued FASB Interpretation 46R, "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51," (FIN 46R) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Interpretation 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in variable interest entities (VIEs) by March 31, 2004. The Company has adopted FIN 46R, which does not currently have an impact on the financial position, results of operations or cash flows of the Company.

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

      At June 30, 2004, the Company had unproved and proved leaseholds of approximately $5 million and $100 million that would have been classified on the balance sheet as unproved intangible oil and natural gas properties and intangible acquired proved leaseholds, respectively, if the Company had applied the interpretation currently being deliberated by the Emerging Issues Task Force
(EITF). The FASB has issued FASB Staff Position (FSP) 141-1 and 142-1 under which the Company would not be required to classify its unproved and proved leaseholds as intangible assets. These FSPs are expected to become final in 2004. The Company will continue to classify oil and natural gas leaseholds as oil and natural gas properties until further guidance is provided.

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

(9) INDEBTEDNESS

      On August 5, 2003, the Company issued $150 million of 8.75% Senior Notes Due 2010 (the Senior Notes) in a Rule 144A private offering (the Debt Offering) which allows unregistered transactions with

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

qualified institutional buyers. In October 2003, the Company consummated an exchange offer pursuant to which it exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and estimated offering expenses, the Company received $145.3 million, which was used to redeem all of the outstanding 11% Senior Subordinated Notes Due 2009, that had been issued in connection with a business combination in 2002, and to repay substantially all of the borrowings outstanding under the Company's bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including acquisitions.

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

      On July 28, 2003 the Company amended its bank credit facility in connection with the Debt Offering. The amendment reduced the borrowing base under the bank credit facility to $60 million upon consummation of the Debt Offering. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties.

(10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      In connection with the Debt Offering discussed above, all of the Company's current active subsidiaries (the Guarantor Subsidiaries) jointly, severally and unconditionally guaranteed the payment obligations under the Debt Offering. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations and cash flow information for Energy Partners, Ltd. (Parent Company Only) and for the Guarantor Subsidiaries. The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2004
                                 (IN THOUSANDS)

                                                          PARENT
                                                          COMPANY      GUARANTOR
                                                           ONLY       SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                           ----       ------------  ------------  ------------
                 ASSETS
Current assets:
   Cash and cash equivalents ........................   $  94,624      $      --     $      --     $  94,624
   Trade accounts receivable ........................      50,941          3,980            --        54,921
   Other current assets .............................       7,989             --            --         7,989
                                                        ---------      ---------     ---------     ---------
       Total current assets .........................     153,554          3,980            --       157,534

Property and equipment ..............................     499,867        187,205            --       687,072
Less accumulated depreciation, depletion
   and amortization .................................    (182,272)       (73,828)           --      (256,100)
                                                        ---------      ---------     ---------     ---------
       Net property and equipment ...................     317,595        113,377            --       430,972

Investment in affiliates ............................      81,012             --       (81,012)           --
Notes receivable, long-term .........................          --         69,000       (69,000)           --
Other assets ........................................      11,428            (49)           --        11,379
                                                        ---------      ---------     ---------     ---------
                                                        $ 563,589      $ 186,308     $(150,012)    $ 599,885
                                                        =========      =========     =========      ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses.............   $  74,732      $     802     $      --     $  75,534
   Fair value of commodity derivative
    instruments .....................................       5,081             --            --         5,081
   Current maturities of long-term debt..............          --            104            --           104
                                                        ---------      ---------     ---------     ---------
       Total current liabilities ....................      79,813            906            --        80,719

Long-term debt ......................................     150,000         69,164       (69,000)      150,164
Other liabilities ...................................      46,698         35,225            --        81,923
                                                        ---------      ---------     ---------     ---------
                                                          276,511        105,295       (69,000)      312,806
Stockholders' equity
   Preferred stock ..................................      33,268             --            --        33,268
   Common stock .....................................         330             --            --           330
   Additional paid-in capital .......................     236,183             --            --       236,183
   Accumulated other comprehensive loss .............      (3,252)            --            --        (3,252)
   Retained earnings ................................      20,550         81,012       (81,012)       20,550
                                                        ---------      ---------     ---------     ---------
       Total stockholders' equity ...................     287,079         81,012       (81,012)      287,079
                                                        ---------      ---------     ---------     ---------
                                                        $ 563,590      $ 186,307     $(150,012)    $ 599,885
                                                        =========      =========     =========     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                                          PARENT
                                                          COMPANY      GUARANTOR
                                                           ONLY       SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                           ----       ------------  ------------  ------------
Revenue:
   Oil and natural gas ......................           $ 104,641       $ 33,755     $      --     $ 138,396
   Other ....................................              11,660            136       (11,653)          143
                                                        ---------       --------     ---------     ---------
                                                          116,301         33,891       (11,653)      138,539
Costs and expenses:
   Lease operating expenses .................              10,428          9,148            --        19,576
   Taxes, other than on earnings ............                 934          3,386            --         4,320
   Exploration expenditures .................              15,768          1,164            --        16,932
   Depreciation, depletion and amortization .              32,696          8,256            --        40,952
   General and administrative ...............              14,997          7,772        (7,500)       15,269
                                                        ---------       --------     ---------     ---------
       Total costs and expenses .............              74,823         29,726        (7,500)       97,049

Income from operations ......................              41,478          4,165        (4,153)       41,490

Interest expense, net .......................              (6,685)           (12)           --        (6,697)

Income before income taxes ..................              34,793          4,153        (4,153)       34,793

Income  taxes ...............................             (12,691)            --            --       (12,691)
                                                        ---------       --------     ---------     ---------

Net income ..................................           $  22,102       $  4,153     $  (4,153)    $  22,102
                                                        =========       ========     =========     =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2004
                                 (IN THOUSANDS)

                                                           PARENT
                                                          COMPANY      GUARANTOR
                                                            ONLY      SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            ----      ------------  ------------  ------------
Net cash provided by operating activities ............   $  59,838     $  8,820       $    --      $  68,658

Cash flows used in investing activities:
   Acquisition of business, net of cash
    acquired .........................................      (2,166)          --            --         (2,166)
   Property acquisitions .............................      (2,280)      (2,512)           --         (4,792)
   Exploration and development expenditures ..........     (66,116)      (6,260)           --        (72,376)
   Other property and equipment additions ............        (353)          --            --           (353)
                                                         ---------     --------       -------      ---------
Net cash used in investing activities ................     (70,915)      (8,772)           --        (79,687)

Cash flows provided by financing activities:
   Repayments of long-term debt ......................        (100)         (48)           --           (148)
   Deferred financing costs ..........................          (7)          --            --             (7)
   Dividends paid ....................................      (1,212)          --            --         (1,212)
   Exercise of stock options and warrants ............       2,628           --            --          2,628
                                                         ---------     --------       -------      ---------
Net cash provided by financing activities ............       1,309          (48)           --          1,261
                                                         ---------     --------       -------      ---------
Net decrease in cash and cash equivalents ............      (9,768)          --            --         (9,768)

Cash and cash equivalents at the beginning
   of the period .....................................     104,392           --            --        104,392
                                                         ---------     --------       -------      ---------
Cash and cash equivalents at the end of the period ...   $  94,624     $     --       $    --      $  94,624
                                                         =========     ========       =======      =========

(11) SUBSEQUENT EVENTS

      On July 16, 2004 the Company filed a universal shelf registration statement which, when declared effective, will allow the Company to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. The Company has no immediate plans to enter into any transactions under this registration statement, but plans to use the proceeds for general corporate purposes, which may include the reduction of outstanding indebtedness, working capital increases, capital expenditures or acquisitions.

      On August 3, 2004 the Company amended and extended to August 3, 2008 its bank credit facility. Under the amendment the initial borrowing base remains $60 million. The borrowing base will remain subject to redetermination based on the proved reserves of the oil and natural gas properties.

(12) CONTINGENCIES

      In the ordinary course of business, the Company is a defendant in various legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(13) RECLASSIFICATIONS

      Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in fiscal 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We were incorporated in January 1998 and operate in a single segment as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the shallow to moderate depth waters of the Gulf of Mexico Shelf.

      During the first half of 2004, we reported another period of growth and progress in implementing our long-term growth strategy. Our strong cash flow provided us the flexibility to make necessary and appropriate investments to continue our strategy. Our long-term strategy is to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential and by making acquisitions with a focus in our core area of operations. Our drilling program contains some higher risk, higher reserve potential opportunities as well as some lower risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

      We use the successful efforts method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Seismic, geological and geophysical and delay rental expenditures are expensed as they are incurred. We conduct many of our exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our annual report on Form 10-K for the fiscal year ended December 31, 2003, includes a discussion of our critical accounting policies, which have not changed significantly since the end of the fiscal year.

      On April 16, 2003, we completed the public offering of approximately 4.2 million shares of our common stock, priced at $9.50 per share. The equity offering also included shares offered by our then principal stockholder, Evercore Capital Partners, L.P. and certain of its affiliates ("Evercore") and by Energy Income Fund, L.P. After payment of underwriting discounts and commissions, the offering generated net proceeds to us of approximately $38.0 million. After expenses of approximately $0.5 million, the proceeds were used to repay a portion of outstanding borrowings under our bank credit facility.

      On August 5, 2003, we issued $150 million of 8.75% Senior Notes Due 2010 (the "Senior Notes") in a Rule 144A private offering (the "Debt Offering") which allows unregistered transactions with qualified institutional buyers. In October 2003, we consummated an exchange offer pursuant to which we exchanged registered Senior Notes having substantially identical terms as the Senior Notes for privately placed Senior Notes. After discounts and commissions and estimated offering expenses, we received $145.3 million, which was used to (i) redeem all of our outstanding 11% Senior Subordinated Notes Due 2009 (the "Notes"), which had been issued in connection with a business combination in 2002, and (ii) repay substantially all of the borrowings outstanding under our bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including potential acquisitions.

      On August 3, 2004, we amended and extended to August 3, 2008 our bank credit facility. Under the amendment our initial borrowing base remains $60 million. The borrowing base will remain subject to redetermination based on our proved reserves of the oil and natural gas properties.

      During 2003, Evercore on two occasions exercised a contractual right to request us to register with the SEC the possible public sale of its shares of our common stock. Subsequent to each of these requests, Evercore priced two public offerings to sell shares of our common stock. These offerings completed the sale of its interest in our company. We did not sell any shares in either of these two offerings and did not receive any proceeds from the shares offered by Evercore.

 On July 16, 2004, we filed a universal shelf registration statement which, when declared effective, will allow us to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. We have no immediate plans to enter into any transactions under this registration statement, but plan to use the proceeds of any future offering under this registration statement for general corporate purposes, which may include the reduction of outstanding indebtedness, working capital increases, capital expenditures or acquisitions.

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

      We currently have an extensive inventory of drillable prospects in-house, we are generating more prospects internally and we are exploring new opportunities through relationships with industry partners. Despite our expanded budget in 2004, strong commodity prices together with growing production volumes should enable us to adhere to our policy of funding our exploration and development expenditures with internally generated cash flow. This strategy allows us to preserve our strong balance sheet to finance acquisitions. We believe this year will provide us a number of opportunities to acquire targeted properties with a focus in our core area of operations and allow us to look for opportunities to diversify our reserve and production base beyond the Gulf of Mexico Shelf.

RESULTS OF OPERATIONS

      The following table presents information about our oil and natural gas operations.

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                             ------------------        ------------------
                                                             2004         2003         2004          2003
                                                             ----         ----         ----          ----
Net production (per day):
    Oil (Bbls) .........................................      8,411         7,483        8,200         7,746
    Natural gas (Mcf) ..................................     87,054        73,607       82,094        71,817
       Total barrels of oil equivalent (Boe) ...........     22,920        19,751       21,882        19,716
Oil and natural gas revenues (in thousands):
    Oil ................................................   $ 25,412    $   18,274    $  48,583    $   40,077
    Natural  gas .......................................     49,565        35,872       89,813        71,023
       Total ...........................................     74,977        54,146      138,396       111,100
Average sales prices, net of hedging:
    Oil (per  Bbl) .....................................   $  33.20    $    26.84    $   32.55    $    28.59
    Natural gas (per Mcf) ..............................       6.26          5.36         6.01          5.46
       Total (per Boe) .................................      35.95         30.13        34.75         31.13
Impact of hedging:
    Oil (per  Bbl) .....................................   $  (3.40)   $    (0.73)   $   (2.54)   $    (1.61)
    Natural gas (per Mcf) ..............................      (0.01)        (0.12)       (0.04)        (0.50)
Average costs (per Boe):
    Lease operating expense ............................   $   4.70    $     5.24    $    4.92    $     4.89
    Taxes, other than on earnings ......................       1.00          0.99         1.08          1.16
    Depreciation, depletion and amortization ...........      10.65         10.87        10.28         10.40

Increase in oil and natural gas revenues between periods
presented (net of hedging) due to:
    Changes in prices of oil ...........................   $  4,333                  $   5,560
    Changes in production volumes of oil ...............      2,805                      2,946
       Total increase in oil sales .....................      7,138                      8,506

    Changes in prices of natural gas ...................   $  6,068                  $   7,137
    Changes in production volumes of natural gas .......      7,625                     11,653
       Total increase in natural gas sales .............     13,693                     18,790

REVENUES AND NET INCOME

      Our oil and natural gas revenues increased to $75.0 million in the second quarter of 2004 from $54.1 million in the second quarter of 2003. Our oil and natural gas revenues increased to $138.4 million in the first half of 2004 from $111.1 million in the first half of 2003. The increase for these periods is the result of sharply increased natural gas and oil prices combined with an increase in production from twelve new natural gas wells and five new oil wells brought on production since the end of the second quarter of 2003. This production increase was partially offset by natural reservoir declines.

      We recognized net income of $14.7 million in the second quarter of 2004 compared to net income of $7.6 million in the second quarter of 2003. We recognized net income of $22.1 million in the first half of 2004 compared to net income of $21.7 million in the first half of 2003. The increase was primarily a result of the increase in oil and natural gas revenues discussed above partially offset by increased costs discussed below. In addition, the following item had a significant impact on our net income in the first half of 2003 and affects the comparability of the results of operations for the period:

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

OPERATING EXPENSES

Operating expenses during the three and six month periods ended June 30, 2004 and 2003 were affected by the following:

 - Lease operating expense increased to $9.8 million in the second quarter of 2004 from $9.4 million in the second quarter of 2003. Lease operating expense increased to $19.6 million in the first half of 2004 from $17.4 million in the first half of 2003. The increase in both periods is a result of the increase in production, which is primarily from newer fields with lower fixed costs than our existing production. As a result we have been able to maintain or reduce our costs on a barrel equivalent basis.

 - Taxes, other than on earnings, increased to $2.1 million in the second quarter of 2004 from $1.8 million in the second quarter of 2003. Taxes, other than on earnings, increased to $4.3 million in the first half of 2004 from $4.2 million in the first half of 2003. The increase was due to the increase in commodity prices. These taxes are expected to fluctuate from period to period depending on our production volume from non-federal leases and the commodity prices received.

 - Exploration expenditures, including dry hole costs, increased to $7.5 million in the second quarter of 2004 from $3.9 million in the second quarter of 2003. The expense in the second quarter of 2004 is comprised of $5.5 million of costs for exploratory wells which were found to be not commercially productive and $2.0 million of seismic expenditures and delay rentals, whereas the expense in the second quarter of 2003 is comprised of $2.7 million of costs for exploratory wells which were found to be not commercially productive and $1.2 million of seismic expenditures and delay rentals.

      Exploration expenditures, including dry hole costs and property impairment costs, increased to $16.9 million in the first half of 2004 from $5.2 million in the first half of 2003. The expense in 2004 is comprised of $6.4 million of costs for exploratory wells which were found to be not commercially productive, $6.9 million of proved property impairments at our East Cameron 378 field and $3.7 million of seismic expenditures and delay rentals, whereas the expense in the first half of 2003 is comprised of $3.0 million of costs for exploratory wells which were found to be not commercially productive and $2.2 million of seismic expenditures and delay rentals.

      Our exploration expenditures, including dry hole charges will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

 - Depreciation, depletion and amortization increased to $22.2 million in the second quarter of 2004 from $19.5 million in the second quarter of 2003. The increase was due to higher production. However, due to a shift in the production contribution from our various fields, our expense per Boe has decreased from $10.87 in the second quarter of 2003 to $10.65 in the second quarter of 2004. Some fields carry a higher depreciation burden than others; therefore, changes in the location of our production will directly impact this expense.

      Depreciation, depletion and amortization increased to $41.0 million in the first half of 2004 from $37.1 million in the first half of 2003. The increase was due to higher production. However, consistent with the quarter activity, a shift in the production contribution from our various fields has decreased our expense per Boe from $10.40 in the first half of 2003 to $10.28 in the first half of 2004.

 - Other general and administrative expenses increased to $6.4 million in the second quarter of 2004 from $5.6 million in the second quarter of 2003. The change was primarily due to increased personnel costs of $0.9 million.

      Other general and administrative expenses increased to $13.8 million in the first half of 2004 from $13.0 million in the first half of 2003. The change was primarily due to increased personnel costs of $0.2 million and consulting costs of $0.5 million.

 - Non-cash stock-based compensation expense of $0.7 million was recognized in the second quarter of 2004 compared to $0.4 million in the second quarter of 2003. Non-cash stock-based compensation expense of $1.5 million was recognized in the first half of 2004 compared to $0.5 million in the first half of 2003. The increased expense relates to new restricted stock and performance share awards made to employees.

OTHER INCOME AND EXPENSE

      INTEREST. Interest expense increased to $3.6 million in the second quarter of 2004 from $1.6 million in the second quarter of 2003. Interest expense increased to $7.2 million in the first half of 2004 from $3.4 million in the first half of 2003. The increase was a result of interest expense on the 8.75% Senior Notes issued in August 2003 partially offset by the interest savings from the redemption of the Notes and the repayment of the bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

      The trend of increased revenues we have experienced from 2003 and into the first half of 2004 has continued to provide strong cash flows from operations which totaled $68.7 million in the first half of 2004. We intend to fund our exploration and development expenditures from internally generated cash flow, which we define as cash flow from operations before consideration of changes in working capital plus total exploration expenditures. Our cash on hand at June 30, 2004 was $94.6 million. Our future internally generated cash flows will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices we receive for oil and natural gas. We may, from time to time, use the availability of our bank credit facility to fund working capital needs.

      Our bank credit facility as amended on August 3, 2004 consists of a revolving line of credit with a group of banks available through August 3, 2008 (the "bank credit facility"). The bank credit facility currently has a borrowing base of $60 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank credit facility permits London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.25% to 2.00% above LIBOR. The borrowing base under the bank credit facility is secured by substantially all of our assets. At August 3, 2005, we did not have an outstanding balance leaving $60.0 million of credit capacity available under the bank credit facility. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio of 1.0, and (ii) maintain a minimum EBITDAX to interest ratio of 3.5 times. We were in compliance with both the then existing and amended bank credit facility covenants as of June 30, 2004.

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

      Upon closing on the Senior Notes on August 5, 2003, we called our $38.4 million 11% notes due 2009 for redemption. The redemption of the Notes in aggregate principal and accrued interest was funded with a portion of the proceeds received from the Senior Notes and was completed in August 2003. The Notes were issued in 2002 as part of a business combination. In addition, $39.9 million of the proceeds from the Senior Notes were used to pay down substantially all of the borrowings under our bank credit facility. As a result of the issuance of the Senior Notes, our bank credit facility borrowing base was reduced from $100 million to $60 million.

      Net cash of $79.7 million used in investing activities in the first six months of 2004 consisted primarily of oil and natural gas property capital and exploration and development expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first half of 2004, we completed 15 drilling projects, 12 of which were successful and 10 recompletion/workover projects, eight of which were successful. During the first half of 2003, we completed nine drilling projects, seven of which were successful and 19 recompletion/workover projects, 17 of which were successful.

      Our 2004 exploration and development budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases and does not include acquisitions. We currently intend to allocate approximately 60% of our budget on an annual basis to low risk development and exploitation activities, approximately 25% to moderate risk exploration opportunities and approximately 15% to higher risk, higher potential exploration opportunities. Our exploration and development budget for 2004 is approximately $175 million. During the first six months of 2004, capital and exploration expenditures were approximately $97.9 million inclusive of $2.2 million contingent consideration payment resulting from an acquisition during 2002. The level of our capital and exploration expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2004 capital expenditures.

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

      Our annual report on Form 10-K for the year ended December 31, 2003 included a discussion of our contractual obligations. There have been no material changes to that disclosure during the six months ended June 30, 2004. In addition, we do not maintain any off balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued FASB Interpretation 46R, "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51," ("FIN 46R") which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation 46, "Consolidation of Variable Interest Entities," which was issued in January 2003. We were required to apply FIN 46R to variable interests in variable interest entities ("VIEs") by March 31, 2004. We have adopted FIN 46R, which does not currently have an impact on our financial position, results of operations or cash flows.

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

      At June 30, 2004, we had unproved and proved leaseholds of approximately $5 million and $100 million that would have been classified on the balance sheet as unproved intangible oil and natural gas properties and intangible acquired proved leaseholds, respectively, if we had applied the interpretation currently being deliberated by the Emerging Issues Task Force ("EITF"). The FASB has issued FASB Staff Position ("FSP") 141-1 and 142-1 under which we would not be required to classify our unproved and proved leaseholds as intangible assets. These FSPs are expected to become final in 2004. We will continue to classify oil and natural gas leaseholds as oil and natural gas properties until further guidance is provided.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2004, none of our long-term debt had variable interest rates; therefore an increase in the variable interest rate would not have a material impact on net income.

COMMODITY PRICE RISK

      Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell all of our oil and natural gas production under price sensitive or market price contracts.

      We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of June 30, 2004, we had the following contracts in place:

                                      NATURAL GAS POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (Mmbtu)
                                                                           ------------------
   REMAINING CONTRACT TERM       CONTRACT TYPE   STRIKE PRICE ($/Mmbtu)     DAILY     TOTAL
   -----------------------       -------------   ----------------------     -----     -----
07/04 - 12/04..................      Collar      $  4.00/$6.50             10,000   1,840,000
07/04 - 12/04..................      Collar      $  3.50/$8.00             10,000   1,840,000

                                      CRUDE OIL POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (Bbls)
                                                                           ------------------
  REMAINING CONTRACT TERM        CONTRACT TYPE   STRIKE PRICE ($/Bbl)      DAILY     TOTAL
  -----------------------        -------------   --------------------      -----     -----
07/04 - 12/04..................       Swap        $26.47                   1,500    276,000
07/04 - 09/04..................      Collar       $24.00/$29.00            1,500    138,000
10/04 - 12/04..................      Collar       $24.00/$28.75            1,500    138,000

Subsequent to June 30, 2004, we entered into the following contracts:

                                      NATURAL GAS POSITIONS
---------------------------------------------------------------------------------------------
                                                                             VOLUME (Mmbtu)
                                                                          -------------------
  REMAINING CONTRACT TERM        CONTRACT TYPE   STRIKE PRICE ($/Mmbtu)   DAILY      TOTAL
  -----------------------        -------------   ----------------------   -----      -----
01/05 - 12/05..................      Collar       $ 4.50/$10.75           20,000   7,300,000

                                     CRUDE OIL POSITIONS
---------------------------------------------------------------------------------------------
                                                                           VOLUME (Bbls)
                                                                          ----------------
  REMAINING CONTRACT TERM        CONTRACT TYPE   STRIKE PRICE ($/Bbl)     DAILY     TOTAL
  -----------------------        -------------   --------------------     -----     -----
01/05 - 12/05..................      Collar       $31.00/$44.05           2,000    730,000

      Our hedged volume as of June 30, 2004 approximated 28% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at June 30, 2004, we estimate the loss would have been $5.1 million.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At June 30, 2004, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $2.4 million increase in the combined estimated loss.

      For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this Report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

a) At the Annual Meeting of Stockholders of the Company held on May 13, 2004, the stockholders elected nine directors to serve until the 2005 Annual Meeting of Stockholders and ratified the appointment of KPMG as the Company's independent public accountants for the year ended December 31, 2004.

      The voting tabulation is as follows:

                                            FOR          WITHHELD
Election as a Director of the Company:

Richard A. Bachmann                      29,482,339     1,488,566
John C. Bumgarner, Jr.                   30,068,237       902,668
Jerry D. Carlisle                        30,001,475       969,430
Harold D. Carter                         30,000,725       970,180
Enoch L. Dawkins                         30,001,625       969,280
Robert D. Gershen                        30,035,662       935,243
William O. Hiltz                         20,916,320    10,054,585
Dr. Eamon M. Kelly                       29,914,306     1,056,599
John G. Phillips                         29,948,054     1,022,851

                                                      FOR         AGAINST    ABSTAIN
Ratify appointment of KPMG LLP as the Company's
  independent public accountants:                  30,809,060     148,358     13,487

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

10.1 Fourth Amended and Restated Credit Agreement Dated as of August 3, 2004 Among Energy Partners, Ltd., as Borrower, JP Morgan Chase Bank, as Administrative Agent, BNP Paribas, as Syndication Agent, Wachovia Bank, National Association and Wells Fargo Bank, National Association, as Co-Documentation Agents and the Lenders Party Hereto.

10.2 First Amendment to Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan.

10.3 Form of Nonqualified Stock Option Grant under the Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan.

10.4 Form of Restricted Share Unit Agreement under the Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan.

10.5 Form of Stock Option Grant under the Energy Partners, Ltd. 2000 Stock Option Plan for Non-employee Directors.

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

                        ENERGY PARTNERS, LTD.

Date: August 5, 2004    By: /s/ Suzanne V. Baer
                            ----------------------------------
                            Suzanne V. Baer
                            Executive Vice President and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number                        Description of Exhibit
------                        ----------------------

10.1     Fourth Amended and Restated Credit Agreement Dated as of August 3, 2004
         Among Energy Partners, Ltd., as Borrower, JP Morgan Chase Bank, as
         Administrative Agent, BNP Paribas, as Syndication Agent, Wachovia Bank,
         National Association and Wells Fargo Bank, National Association, as
         Co-Documentation Agents and the Lenders Party Hereto.

10.2     First Amendment to Energy Partners, Ltd. Amended and Restated 2000 Long
         Term Stock Incentive Plan.

10.3     Form of Nonqualified Stock Option Grant under the Energy Partners, Ltd.
         Amended and Restated 2000 Long Term Stock Incentive Plan.

10.4     Form of Restricted Share Unit Agreement under the Energy Partners, Ltd.
         Amended and Restated 2000 Long Term Stock Incentive Plan.

10.5     Form of Stock Option Grant under the Energy Partners, Ltd. 2000 Stock
         Option Plan for Non-employee Directors.

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chairman, President, and
         Chief Executive Officer of Energy Partners, Ltd.

31.2     Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and
         Chief Financial Officer of Energy Partners, Ltd.

32.0     Section 1350 Certifications.