Form 10-Q
period 2004-09-30
ENERGY PARTNERS LTD
filed 2004-11-04
CIK 750199

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2004

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

      As of October 29, 2004, there were 33,063,025 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I       FINANCIAL STATEMENTS

  Item 1.  Financial Statements:
           Consolidated Balance Sheets as of September 30, 2004 and
             December 31, 2003..........................................................     3

           Consolidated Statements of Operations for the three and nine months ended
             September 30, 2004 and 2003................................................     4

           Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2004 and 2003................................................     5

           Notes to Consolidated Financial Statements ..................................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations......................................................    15

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................    20

  Item 4.  Controls and Procedures......................................................    21

PART II      OTHER INFORMATION

  Item 6.  Exhibits....................................................................     22

ITEM 1. FINANCIAL STATEMENTS

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                              September 30,     December 31,
                                                                                  2004              2003
                                                                             ---------------  ----------------
                                                                               (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents........................................       $       104,248  $        104,392
     Trade accounts receivable........................................                40,009            35,315
     Other receivables ...............................................                 7,251                 -
     Deferred tax assets .............................................                 4,190             2,939
     Prepaid expenses ................................................                 3,213             2,106
                                                                             ---------------  ----------------
            Total current assets .....................................               158,911           144,752

Property and equipment, at cost under the successful efforts
     method of accounting for oil and natural gas properties .........               728,206           598,101
Less accumulated depreciation, depletion and amortization ............              (280,597)         (210,013)
                                                                             ---------------  ----------------
            Net property and equipment ...............................               447,609           388,088

Other assets .........................................................                 7,341             6,575
Deferred financing costs -- net of accumulated amortization
     of $3,949 in 2004 and $3,267 in 2003 ............................                 4,918             4,766
                                                                             ---------------  ----------------
                                                                             $       618,779  $        544,181
                                                                             ===============  ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................       $        17,972  $         14,650
     Accrued expenses ................................................                57,336            42,487
     Fair value of commodity derivative instruments ..................                 9,361             3,814
     Current maturities of long-term debt ............................                   106                99
                                                                             ---------------  ----------------
            Total current liabilities ................................                84,775            61,050

Long-term debt .......................................................               150,137           150,317
Deferred tax liabilities .............................................                45,346            29,584
Asset retirement obligation ..........................................                41,854            40,577
Other ................................................................                 2,044             1,168
                                                                             ---------------  ----------------
                                                                                     324,156           282,696

Stockholders' equity:
     Preferred stock, $1 par value. Authorized 1,700,000 shares;
        issued and outstanding: 2004 - 346,443 shares; 2003 - 368,076 shares. Aggregate liquidation value: 2004 - $34,644; 2003 -
        $36,808 ......................................................                33,485            34,894
     Common stock, par value $0.01 per share. Authorized 50,000,000 shares; issued and outstanding: 2004 - 33,042,864 shares;
        2003 - 32,241,981 shares .....................................                   330               323
     Additional paid-in capital ......................................               237,241           228,511
     Accumulated other comprehensive loss -- net of deferred taxes of
        $3,564 in 2004 and $1,373 in 2003.............................                (6,335)           (2,441)
     Retained earnings ...............................................                29,902               198
                                                                             ---------------  ----------------
            Total stockholders' equity ...............................               294,623           261,485
     Commitments and contingencies ...................................
                                                                             ---------------  ----------------
                                                                             $       618,779  $        544,181
                                                                             ===============  ================

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                             Three Months Ended           Nine Months Ended
                                                                               September 30,                 September 30,
                                                                         -------------------------    --------------------------
                                                                             2004          2003           2004          2003
                                                                         -----------   -----------    ------------  ------------
Revenue:
     Oil and natural gas ...........................................     $    73,997   $    58,811    $    212,393  $    169,911
     Other .........................................................             120            68             263           424
                                                                         -----------   -----------    ------------  ------------
                                                                              74,117        58,879         212,656       170,335
                                                                         -----------   -----------    ------------  ------------
Costs and expenses:
     Lease operating ...............................................          10,609        10,671          30,185        28,115
     Taxes, other than on earnings .................................           2,129         1,768           6,449         5,919
     Exploration expenditures and dry hole costs ...................           9,998         3,999          26,930         9,235
     Depreciation, depletion and amortization ......................          25,309        22,341          66,261        59,445
     General and administrative:
        Stock-based compensation ...................................           1,035           340           2,554           819
        Other general and administrative ...........................           6,656         6,174          20,406        19,164
                                                                         -----------   -----------    ------------  ------------
               Total costs and expenses ............................          55,736        45,293         152,785       122,697
                                                                         -----------   -----------    ------------  ------------
Income from operations .............................................          18,381        13,586          59,871        47,638
                                                                         -----------   -----------    ------------  ------------
Other income (expense):
     Interest income ...............................................             322           133             785           179
     Interest expense ..............................................          (3,602)       (3,120)        (10,762)       (6,549)
                                                                         -----------   -----------    ------------  ------------
                                                                              (3,280)       (2,987)         (9,977)       (6,370)
                                                                         -----------   -----------    ------------  ------------
               Income before income taxes and cumulative effect
                  of change in accounting principle ................          15,101        10,599          49,894        41,268
Income taxes .......................................................          (5,532)       (3,875)        (18,223)      (15,066)
                                                                         -----------   -----------    ------------  ------------
               Income before cumulative effect of change in
                  accounting principle .............................           9,569         6,724          31,671        26,202
Cumulative effect of change in accounting principle,
     net of income taxes of $1,276 .................................               -             -               -         2,268
                                                                         -----------   -----------    ------------  ------------
               Net income ..........................................           9,569         6,724          31,671        28,470
Less dividends earned on preferred stock and accretion of
     discount and issuance costs ...................................            (823)         (883)         (2,573)       (2,691)
                                                                         -----------   -----------    ------------  ------------
               Net income available to common stockholders .........     $     8,746   $     5,841    $     29,098  $     25,779
                                                                         ===========   ===========    ============  ============
Earnings per share:
Basic:
      Before cumulative effect of change in accounting principle ...     $      0.27   $      0.18    $       0.89  $       0.77
      Cumulative effect of change in accounting principle ..........     $         -   $         -    $          -  $       0.08
                                                                         -----------   -----------    ------------  ------------
      Basic earnings per share .....................................     $      0.27   $      0.18    $       0.89  $       0.85
                                                                         ===========   ===========    ============  ============
Diluted:
      Before cumulative effect of change in accounting principle ...     $      0.25   $      0.18    $       0.82  $       0.75
      Cumulative effect of change in accounting principle ..........     $         -   $         -    $          -  $       0.06
                                                                         -----------   -----------    ------------  ------------
      Diluted earnings per share ...................................     $      0.25   $      0.18    $       0.82  $       0.81
                                                                         ===========   ===========    ============  ============
Weighted average common shares used in
     Computing income per share:
        Basic ......................................................          32,992        32,101          32,788        30,364
        Incremental common shares ..................................           5,912         4,806           5,653         4,792
                                                                         -----------   -----------    ------------  ------------
        Diluted ....................................................          38,904        36,907          38,441        35,156
                                                                         ===========   ===========    ============  ============

                  See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                            --------------------------------
                                                                                                  2004             2003
                                                                                            ---------------  ---------------
Cash flows from operating activities:
     Net income ................................................................            $        31,671  $        28,470
     Adjustments to reconcile net income to net cash
        provided by operating activities:
            Cumulative effect of change in accounting principle, net of tax ....                          -           (2,268)
            Depreciation, depletion and amortization ...........................                     66,261           59,445
            Gain on sale of oil and natural gas assets .........................                          -             (207)
            Stock-based compensation ...........................................                      2,603              819
            Deferred income taxes ..............................................                     18,072           15,266
            Exploration expenditures ...........................................                     19,540            6,120
            Amortization of deferred financing costs ...........................                        682              670
            Other ..............................................................                        104              233
            Changes in operating assets and liabilities:
               Trade accounts receivable .......................................                     (5,599)          (4,326)
               Other receivables ...............................................                     (7,251)               -
               Prepaid expenses.................................................                     (1,107)             (14)
               Other assets.....................................................                       (682)          (2,688)
               Accounts payable and accrued expenses............................                      2,658              767
               Other liabilities................................................                     (2,065)            (663)
                                                                                            ---------------  ---------------
                  Net cash provided by operating activities ....................                    124,887          101,624
                                                                                            ---------------  ---------------
Cash flows used in investing activities:
     Acquisition of business, net of cash acquired .............................                     (2,166)            (850)
     Property acquisitions .....................................................                     (6,076)          (4,365)
     Exploration and development expenditures ..................................                   (117,329)         (86,224)
     Other property and equipment additions ....................................                       (444)            (534)
     Proceeds from sale of oil and natural gas assets ..........................                          -              579
                                                                                            ---------------  ---------------
                  Net cash used in investing activities ........................                   (126,015)         (91,394)
                                                                                            ---------------  ---------------
Cash flows provided by financing activities:
     Repayments of long-term debt ..............................................                       (173)        (118,338)
     Deferred financing costs ..................................................                       (725)          (4,392)
     Equity offering costs .....................................................                          -             (479)
     Proceeds from public offering, net of commissions .........................                          -           38,000
     Proceeds from senior notes offering .......................................                          -          150,000
     Proceeds from long-term debt ..............................................                          -           15,000
     Dividends paid ................................................                                 (1,212)          (1,304)
     Exercise of stock options and warrants ....................................                      3,094              706
                                                                                            ---------------  ---------------
                  Net cash provided by financing activities ....................                        984           79,193
                                                                                            ---------------  ---------------
                  Net increase (decrease) in cash and cash equivalents .........                       (144)          89,423
Cash and cash equivalents at beginning of period ...............................                    104,392              116
                                                                                            ---------------  ---------------
Cash and cash equivalents at end of period .....................................            $       104,248  $        89,539
                                                                                            ===============  ===============

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

      The financial information as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

                                                   THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30,           SEPTEMBER 30,
                                                     2004      2003         2004        2003
                                                  ---------  --------     ---------   --------
Net income available to common stockholders:
   As reported................................    $   8,746  $  5,841     $  29,098   $ 25,779
   Pro forma..................................    $   7,779  $  5,414     $  27,761   $ 24,780
Basic earnings per share:
   As reported................................    $    0.27  $   0.18     $    0.89   $   0.85
   Pro forma..................................    $    0.24  $   0.17     $    0.85   $   0.82
Diluted earnings per share:
   As reported................................    $    0.25  $   0.18     $    0.82   $   0.81
   Pro forma..................................    $    0.22  $   0.17     $    0.79   $   0.78
Stock-option based employee compensation
   cost, net of tax, included in net income
   as reported................................    $     --   $     --     $     340   $     28

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3) BUSINESS COMBINATION

      In connection with a business combination in 2002, the Company issued among other things, $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the Series D Preferred Stock), with an issue date fair value of $34.7 million discounted to give effect to the increasing dividend rate and $38.4 million of 11% Senior Subordinated Notes (the Notes) due 2009 (immediately callable at par). The Company also issued warrants to purchase four million shares of the Company's common stock. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants had a fair value of approximately $3.0 million based on a third party valuation and became exercisable on January 15, 2003 and expire on January 15, 2007. At September 30, 2004 there were 867,777 warrants outstanding with a strike price of $9.00 per share and 2,725,805 warrants outstanding with a strike price of $11.00 per share.

      In addition, former preferred stockholders of the acquired company have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by the acquired company as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually from March 3, 2003 until March 1, 2007. The cumulative percentage remitted to the participants was 20% for the March 3, 2003 and 30% for the March 1, 2004 determination dates and is 35% for the March 1, 2005, 40% for the March 1, 2006 and 50% for the March 1, 2007 determination dates. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. On March 15, 2004 and March 17, 2003, the Company capitalized, as additional purchase price, and paid additional consideration in cash, of $2.2 million and $0.9 million related to the March 1, 2004 and the March 3, 2003 contingent consideration determination dates, respectively. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual revaluations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price.

(4) EARNINGS PER SHARE

      Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's convertible preferred stock, options and warrants were converted to common stock.

      The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2003.

                                                        WEIGHTED
                                           NET INCOME   AVERAGE
                                           AVAILABLE     COMMON
                                           TO COMMON     SHARES     EARNINGS
                                          STOCKHOLDERS OUTSTANDING  PER SHARE
                                          ------------ -----------  ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended September 30, 2004:
        Basic............................   $ 8,746      32,992      $ 0.27
        Effect of dilutive securities:
              Preferred stock............       823       4,057
              Stock options..............        --         671
              Warrants...................        --       1,141
              Restricted units...........        --          43
                                            -------    --------
        Diluted..........................   $ 9,569      38,904      $ 0.25
                                            -------    --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                        WEIGHTED
                                           NET INCOME   AVERAGE
                                           AVAILABLE     COMMON
                                           TO COMMON     SHARES     EARNINGS
                                          STOCKHOLDERS OUTSTANDING  PER SHARE
                                          ------------ -----------  ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended September 30, 2003:
        Basic............................   $ 5,841      32,101      $ 0.18
        Effect of dilutive securities:
              Preferred stock............       883       4,310
              Stock options..............        --         330
              Warrants...................        --         166
                                            -------    --------
        Diluted..........................   $ 6,724      36,907      $ 0.18
                                            -------    --------


                                                        WEIGHTED
                                           NET INCOME   AVERAGE
                                           AVAILABLE     COMMON
                                           TO COMMON     SHARES     EARNINGS
                                          STOCKHOLDERS OUTSTANDING  PER SHARE
                                          ------------ -----------  ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Nine months ended September 30, 2004:
        Basic............................ $  29,098      32,788      $ 0.89
        Effect of dilutive securities:
              Preferred stock............     2,573       4,056
              Stock options..............        --         571
              Warrants...................        --         990
              Restricted units...........        --          36
                                          ---------    --------
        Diluted.......................... $  31,671      38,441      $ 0.82
                                          ---------    --------

                                                        WEIGHTED
                                           NET INCOME   AVERAGE
                                           AVAILABLE     COMMON
                                           TO COMMON     SHARES     EARNINGS
                                          STOCKHOLDERS OUTSTANDING  PER SHARE
                                          ------------ -----------  ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Nine months ended September 30, 2003:
        Basic............................ $  25,779      30,364      $ 0.85
        Effect of dilutive securities:
              Preferred stock............     2,691       4,310
              Stock options..............        --         323
              Warrants...................        --         159
                                          ---------    --------
        Diluted.......................... $  28,470      35,156      $ 0.81
                                          ---------    --------

(5) HEDGING ACTIVITIES

      The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded in other revenue, whereas gains and losses from the settlement of hedging contracts are recorded in oil and natural gas revenue in the statements of operations. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange (NYMEX) for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month. The Company also uses financially-settled crude oil and natural gas swaps, zero-cost collars and options that provide floor prices with varying upside price participation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      The Company had the following hedging contracts as of September 30, 2004:




                             NATURAL GAS POSITIONS
-------------------------------------------------------------------------------
                                                               VOLUME (Mmbtu)
                                                              -----------------
REMAINING CONTRACT TERM  CONTRACT TYPE  STRIKE PRICE($/Mmbtu)  DAILY    TOTAL
-----------------------  -------------  --------------------- ------  ---------

10/04 - 12/04..........     Collar         $4.00/ $6.50       10,000    920,000
10/04 - 12/04..........     Collar         $3.50/ $8.00       10,000    920,000
01/05 - 12/05..........     Collar         $4.50/$10.75       20,000  7,300,000






                               CRUDE OIL POSITIONS
------------------------------------------------------------------------------
                                                               VOLUME (Bbls)
                                                              ----------------
REMAINING CONTRACT TERM  CONTRACT TYPE  STRIKE PRICE($/Bbl)    DAILY    TOTAL
-----------------------  -------------  -------------------   ------   -------

10/04 - 12/04..........      Swap                $ 26.17       1,500   138,000
10/04 - 12/04..........     Collar         $24.00/$28.75       1,500   138,000
01/05 - 12/05..........     Collar         $31.00/$44.05       2,000   730,000


      Settlements of hedging contracts reduced natural gas and crude oil revenues by $4.4 million and $8.8 million in the three and nine month periods ended September 30, 2004 and reduced natural gas and crude oil revenues by $1.2 million and $10.0 million in the three and nine month periods ended September 30, 2003.

      The following tables reconcile the change in accumulated other comprehensive income for the nine month periods ending September 30, 2004 and 2003.

                                                                             NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2004
                                                                         ------------------------
                                                                               (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2003 .........                 $   (2,441)
Net income ...........................................................   $   31,671
Other comprehensive loss - net of tax
     Hedging activities
          Reclassification adjustments for settled contracts .........        5,640
          Changes in fair value of outstanding hedging positions .....       (9,534)
                                                                         ----------
               Total other comprehensive loss ........................       (3,894)       (3,894)
                                                                         ----------    ----------
Comprehensive income .................................................   $   27,777
                                                                         ==========
Accumulated other comprehensive loss as of September 30, 2004 ........                 $   (6,335)
                                                                                       ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                             SEPTEMBER 30, 2003
                                                                         ------------------------
                                                                               (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2002 .........                 $   (2,171)
Net income............................................................   $   28,470
Other comprehensive income - net of tax
     Hedging activities
          Reclassification adjustments for settled contracts..........        6,416
          Changes in fair value of outstanding hedging positions......       (4,634)
                                                                         ----------
               Total other comprehensive income.......................        1,782         1,782
                                                                         ----------    ----------
Comprehensive income..................................................   $   30,252
                                                                         ==========
Accumulated other comprehensive loss as of September 30, 2003.........                 $     (389)
                                                                                       ==========


      Based upon current prices, the Company expects to transfer approximately $9.4 million of net deferred losses in accumulated other comprehensive loss as of September 30, 2004 to earnings during the next twelve months when the forecasted transactions actually occur.

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

      The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the nine months ended September 30, 2004.


                                                            NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2004
                                                            ------------------
                                                               (IN THOUSANDS)

December 31, 2003..........................................   $     40,577
   Accretion expense.......................................          2,665
   Liabilities incurred....................................          1,902
   Liabilities settled.....................................         (1,982)
   Revisions in estimated
    cash flows.............................................         (1,308)
                                                              ------------
September 30, 2004.........................................   $     41,854
                                                              ============


(7) NEW ACCOUNTING PRONOUNCEMENT

      In December 2003, the FASB issued FASB Interpretation 46R, "Consolidation of Variable Interest Entities (revised December 2003) - an interpretation of ARB No. 51," (FIN 46R) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

      On July 16, 2004, the Company filed a universal shelf registration statement (the Registration Statement) which will allow the Company to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. The Registration Statement was declared effective on October 12, 2004.

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

      On August 3, 2004, the Company amended and extended to August 3, 2008 its bank credit facility. Under the amendment the initial borrowing base remains $60 million. The borrowing base remains subject to redetermination based on the proved reserves of the Company's oil and natural gas properties.

(10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      In connection with the Debt Offering discussed above, all of the Company's current active subsidiaries (the Guarantor Subsidiaries) jointly, severally and unconditionally guaranteed the payment obligations under the Debt Offering. The following supplemental financial information sets forth, on a consolidating

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                                                          PARENT
                                                                          COMPANY      GUARANTOR
                                                                           ONLY       SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                                        -----------   ------------   ------------  ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ......................................   $   104,248   $        --    $        --   $   104,248
     Trade accounts receivable ......................................        45,135         2,125             --        47,260
     Other current assets ...........................................         7,403          --               --         7,403
                                                                        -----------   -----------    -----------   -----------
                  Total current assets...............................       156,786         2,125             --       158,911

Property and equipment ..............................................       533,231       194,975             --       728,206
Less accumulated depreciation, depletion and amortization ...........      (203,244)      (77,353)            --      (280,597)
                                                                        -----------   -----------    -----------   -----------
Net property and equipment ..........................................       329,987       117,622             --       447,609

Investment in affiliates ............................................        83,241            --        (83,241)           --
Notes receivable, long-term .........................................            --        69,000        (69,000)           --
Other assets ........................................................        12,308           (49)            --        12,259
                                                                        -----------   -----------    -----------   -----------
                                                                        $   582,322   $   188,698    $  (152,241)  $   618,779
                                                                        ===========   ===========    ===========   ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses ..........................   $    74,743   $       565     $       --   $    75,308
     Fair value of commodity derivative
       instruments ..................................................         9,361            --             --         9,361
     Current maturities of long-term debt ...........................            --           106             --           106
                                                                        -----------   -----------    -----------   -----------
       Total current liabilities ....................................        84,104           671             --        84,775

Long-term debt ......................................................       150,000        69,137        (69,000)      150,137
Other liabilities ...................................................        53,595        35,649             --        89,244
                                                                        -----------   -----------    -----------   -----------
                                                                            287,699       105,457        (69,000)      324,156
Stockholders' equity
     Preferred stock ................................................        33,485            --             --        33,485
     Common stock ...................................................           330            --             --           330
     Additional paid-in capital .....................................       237,241            --             --       237,241
     Accumulated other comprehensive loss ...........................        (6,335)           --             --        (6,335)
     Retained earnings ..............................................        29,902        83,241        (83,241)       29,902
                                                                        -----------   -----------    -----------   -----------
       Total stockholders' equity ...................................       294,623        83,241        (83,241)      294,623
                                                                        -----------   -----------    -----------   -----------
                                                                        $   582,322   $   188,698    $  (152,241)  $   618,779
                                                                        ===========   ===========    ===========   ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                             PARENT
                                             COMPANY      GUARANTOR
                                              ONLY       SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                            --------     ------------  ------------  ------------
Revenue:
  Oil and natural gas..................     $163,014     $  49,379       $     --     $ 212,393
  Other................................       17,644           251        (17,632)          263
                                            --------      --------       --------      --------
                                             180,658        49,630        (17,632)      212,656

Costs and expenses:
  Lease operating expenses.............       17,061        13,124             --        30,185
  Taxes, other than on earnings........        1,565         4,884             --         6,449
  Exploration expenditures.............       25,596         1,334             --        26,930
  Depreciation, depletion and
     amortization......................       53,993        12,268             --        66,261
  General and administrative...........       22,589        11,621        (11,250)       22,960
                                            --------      --------       --------      --------
      Total costs and expenses.........      120,804        43,231        (11,250)      152,785

Income from operations.................       59,854         6,399         (6,382)       59,871

Interest expense, net..................       (9,960)          (17)            --        (9,977)

Income before income taxes.............       49,894         6,382         (6,382)       49,894

Income taxes...........................      (18,223)           --             --       (18,223)
                                            --------      --------       --------      --------
Net income.............................     $ 31,671      $  6,382       $ (6,382)     $ 31,671
                                            ========      ========       ========      ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                 (IN THOUSANDS)

                                                                  PARENT
                                                                  COMPANY       GUARANTOR
                                                                   ONLY        SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                               ------------    ------------    ------------    ------------
Net cash provided by operating
  activities ...............................................   $    108,350    $     16,537    $         --    $    124,887

Cash flows used in investing activities:
  Acquisition of business, net of cash acquired ............         (2,166)             --              --          (2,166)
  Property acquisitions ....................................         (3,564)         (2,512)             --          (6,076)
  Exploration and development expenditures .................       (103,304)        (14,025)             --        (117,329)
  Other property and equipment additions ...................           (444)             --              --            (444)
                                                               ------------     -----------    ------------    ------------
Net cash used in investing activities ......................       (109,478)        (16,537)             --        (126,015)
                                                               ------------     -----------    ------------    ------------
Cash flows provided by financing activities:

  Repayments of long-term debt .............................           (173)             --              --            (173)
  Deferred financing costs .................................           (725)             --              --            (725)
  Dividends paid ...........................................         (1,212)             --              --          (1,212)
  Exercise of stock options and warrants ...................          3,094              --              --           3,094
                                                               ------------     -----------    ------------    ------------
Net cash provided by financing
   activities ..............................................            984              --              --             984
                                                               ------------     -----------    ------------    ------------
Net increase in cash and cash equivalents ..................           (144)             --              --            (144)

Cash and cash equivalents at beginning of
   period ..................................................        104,392              --              --         104,392
                                                               ------------     -----------    ------------    ------------
Cash and cash equivalents at end of period .................   $    104,248     $        --    $         --    $    104,248
                                                               ============     ===========    ============    ============

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

      During the first nine months of 2004, we reported another period of growth and progress in implementing our long-term growth strategy. Our strong cash flow provided us the flexibility to make necessary and appropriate investments to continue our strategy. Our long-term strategy is to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential and by making acquisitions. Our drilling program contains some higher risk, higher reserve potential opportunities as well as some lower risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

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

      On August 5, 2003, we issued $150 million of 8.75% Senior Notes Due 2010 (the "Senior Notes") in a Rule 144A private offering (the "Debt Offering") which allows unregistered transactions with qualified institutional buyers. In October 2003, we consummated an exchange offer pursuant to which we exchanged registered 8.75% Senior Notes Due 2010 having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and estimated offering expenses, we received $145.3 million, which was used to (i) redeem all of our outstanding 11% Senior Subordinated Notes Due 2009 (the "Notes"), which had been issued in connection with a business combination in 2002, and (ii) repay substantially all of the borrowings outstanding under our bank credit facility. The remainder of the net proceeds will be used for general corporate purposes, including potential acquisitions.

      During 2003, Evercore on two occasions exercised a contractual right to request us to register with the SEC the possible public sale of shares of our common stock owned by Evercore. Subsequent to each of these requests, Evercore priced two public offerings to sell shares of our common stock. These offerings completed the sale of its interest in our company. We did not sell any shares in either of these two offerings and did not receive any proceeds from the shares offered by Evercore.

      On July 16, 2004, we filed a universal shelf registration statement (the "Registration Statement") which will allow us to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. The Registration Statement was declared effective on October 12, 2004.

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

      We currently have an extensive inventory of drillable prospects in-house, we are generating more prospects internally and we are exploring new opportunities through relationships with industry partners. Despite our expanded budget in 2004, strong commodity prices together with growing production volumes should enable us to adhere to our policy of funding our exploration and development expenditures with internally generated cash flow. This strategy allows us to preserve our strong balance sheet to finance acquisitions. We continue to seek opportunities to acquire targeted properties with a focus in our core area of operations and look for opportunities to diversify our reserve and production base beyond the Gulf of Mexico Shelf.

RESULTS OF OPERATIONS

      The following table presents information about our oil and natural gas operations.

                                                                THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                     SEPTEMBER 30,
                                                          ------------------------------    ------------------------------
                                                                2004            2003             2004            2003
                                                          -------------    -------------    -------------    -------------
Net production (per day):
   Oil (Bbls) .........................................           8,893            7,841            8,433            7,778
   Natural gas (Mcf) ..................................          86,050           86,301           83,422           76,698
      Total barrels of oil equivalent (Boe) ...........          23,235           22,225           22,337           20,561
Oil and natural gas revenues (in thousands):
   Oil ................................................   $      28,154    $      19,364    $      76,737    $      59,441
   Natural gas ........................................          45,843           39,447          135,656          110,470
      Total ...........................................          73,997           58,811          212,393          169,911
Average sales prices, net of hedging:
   Oil (per Bbl) ......................................   $       34.41    $       26.84    $       33.21    $       27.99
   Natural gas (per Mcf) ..............................            5.79             4.97             5.93             5.28
      Total (per Boe) .................................           34.62            28.76            34.70            30.27
Impact of hedging:
   Oil (per Bbl) ......................................   $       (5.39)   $       (1.55)   $       (3.55)   $       (1.59)
   Natural gas (per Mcf) ..............................              --            (0.02)           (0.03)           (0.32)
Average costs (per Boe):
   Lease operating expense ............................   $        4.96    $        5.22    $        4.93    $        5.01
   Taxes, other than on earnings ......................            1.00             0.86             1.05             1.05
   Depreciation, depletion and amortization ...........           11.84            10.93            10.83            10.59

Increase in oil and natural gas revenues between
Periods presented (net of hedging) due to:
    Changes in prices of oil ..........................   $       5,363                     $      11,080
    Changes in production volumes of oil ..............           3,427                             6,216
      Total increase in oil sales .....................           8,790                            17,296

    Changes in prices of natural gas ..................   $       6,530                     $      13,717
    Changes in production volumes of natural gas ......            (134)                           11,469
      Total increase in natural gas sales .............           6,396                            25,186

REVENUES AND NET INCOME

      Our oil and natural gas revenues increased to $74.0 million in the third quarter of 2004 from $58.8 million in the third quarter of 2003. Our oil and natural gas revenues increased to $212.4 million in the first nine months of 2004 from $169.9 million in the first nine months of 2003. The increase for these periods is the result of sharply increased natural gas and oil prices combined with an increase in production from seventeen new natural gas wells and six new oil wells brought on production since the end of the third quarter of 2003. The increased production in 2004 from the new wells was partially offset by downtime due to hurricane Ivan of approximately 1,500 Boe per day and by natural reservoir declines.

      We recognized net income of $9.6 million in the third quarter of 2004 compared to net income of $6.7 million in the third quarter of 2003. We recognized net income of $31.7 million in the first nine months of 2004 compared to net income of $28.5 million in the first nine months of 2003. The increase was primarily a result of the increase in oil and natural gas revenues discussed above partially offset by increased costs discussed below. In addition, the following item had a significant impact on our net income in the first nine months of 2003 and affects the comparability of the results of operations for the period:

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

OPERATING EXPENSES

      Operating expenses during the three and nine month periods ended September 30, 2004 and 2003 were affected by the following:

      - Lease operating expense remained constant in the third quarter of 2004 at $10.6 million compared to $10.7 million in the third quarter of 2003. Lease operating expense in the current quarter includes $0.5 million related to the uninsured portion of repairs due to Hurricane Ivan. Lease operating expense increased to $30.2 million in the first nine months of 2004 from $28.1 million in the first nine months of 2003. The increase in the year to date period is a result of the increase in production, which is primarily from newer fields with lower fixed costs than our previously existing production. As a result we have been able to reduce our costs on a barrel equivalent basis for both periods in the current year.

      - Taxes, other than on earnings, increased to $2.1 million in the third quarter of 2004 from $1.8 million in the third quarter of 2003. Taxes, other than on earnings, increased to $6.4 million in the first nine months of 2004 from $5.9 million in the first nine months of 2003. The increase was due to the increase in commodity prices. These taxes are expected to fluctuate from period to period depending on our production volumes from non-federal leases and the commodity prices received.

      - Exploration expenditures, including dry hole costs, increased to $10.0 million in the third quarter of 2004 from $4.0 million in the third quarter of 2003. The expense in the third quarter of 2004 is comprised of $7.4 million of costs for exploratory wells which were found to be not commercially productive and $2.6 million of seismic expenditures and delay rentals, whereas the expense in the third quarter of 2003 is comprised of $1.4 million of costs for exploratory wells which were found to be not commercially productive, $1.7 million of proved property impairments at our Ship Shoal 133 field and $0.9 million of seismic expenditures and delay rentals.

            Exploration expenditures, including dry hole costs and property impairment costs, increased to $26.9 million in the first nine months of 2004 from $9.2 million in the first nine months of 2003. The expense in 2004 is comprised of $13.8 million of costs for exploratory wells which were found to be not commercially productive, $6.9 million of proved property impairments at our East Cameron 378 field and $6.2 million of seismic expenditures and delay rentals, whereas the expense in the first nine months of 2003 is comprised of $4.4 million of costs for exploratory wells which were found to be not commercially productive, $1.7 million of proved property impairments at our Ship Shoal 133 field and $3.1 million of seismic expenditures and delay rentals.

            Our exploration expenditures, including dry hole charges will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

      - Depreciation, depletion and amortization increased to $25.3 million in the third quarter of 2004 from $22.3 million in the third quarter of 2003. The increase was due to higher production and a shift in the production contribution from our various fields. In addition, the shift in the production contribution from our various fields also increased our expense per Boe. Some fields carry a higher depreciation burden than others; therefore, changes in the location of our production will directly impact this expense.

            Depreciation, depletion and amortization increased to $66.3 million in the first nine months of 2004 from $59.4 million in the first nine months of 2003. The increase was due to higher production and a shift in the production contribution from our various fields. In addition, consistent with the quarter activity, the shift in the production contribution from our various fields also increased our expense per Boe from the first nine months of 2003.

      - Other general and administrative expenses increased to $6.7 million in the third quarter of 2004 from $6.2 million in the third quarter of 2003. The change was due to increased personnel costs of $0.3 million and consulting costs of $0.7 million offset by a decrease in casualty insurance of $0.5 million.

            Other general and administrative expenses increased to $20.4 million in the first nine months of 2004 from $19.2 million in the first nine months of 2003. The change was primarily due to increased personnel costs of $0.5 million and consulting costs of $1.2 million offset by a decrease in casualty insurance of $0.4 million.

      - Non-cash stock-based compensation expense of $1.0 million was recognized in the third quarter of 2004 compared to $0.3 million in the third quarter of 2003. Non-cash stock-based compensation expense of $2.6 million was recognized in the first nine months of 2004 compared to $0.8 million in the first nine months of 2003. The increased expense relates to new restricted stock and performance share awards made to employees.

OTHER INCOME AND EXPENSE

      INTEREST. Interest expense increased to $3.6 million in the third quarter of 2004 from $3.1 million in the third quarter of 2003. Interest expense for the year to date period increased to $10.8 million in 2004 from $6.5 million in 2003. The increase was a result of interest expense on the 8.75% Senior Notes issued in August 2003 partially offset by the interest savings from the redemption of the Notes and the repayment of the bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

      The trend of increased revenues we have experienced from 2003 and into the first nine months of 2004 has continued to provide strong cash flows from operations which totaled $124.9 million in the first nine months of 2004. We intend to fund our exploration and development expenditures from internally generated cash flow, which we define as cash flow from operations before changes in working capital plus total exploration expenditures. Our cash on hand at September 30, 2004 was $104.2 million. Our future internally generated cash flows will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices we receive for oil and natural gas. We may, from time to time, use the availability of our bank credit facility to fund working capital needs.

      Our bank credit facility, as amended on August 3, 2004, consists of a revolving line of credit with a group of banks available through August 3, 2008 (the "bank credit facility"). The bank credit facility currently has a borrowing base of $60 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank credit facility permits London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.25% to 2.00% above LIBOR. The borrowing base under the bank credit facility is secured by substantially all of our assets. At November 1, 2004, we did not have an outstanding balance leaving $60.0 million of credit capacity available under the bank credit facility. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio of 1.0, and (ii) maintain a minimum EBITDAX to interest ratio of 3.5 times. We were in compliance with the bank credit facility covenants as of September 30, 2004.

      On August 5, 2003, we issued, in a private placement, $150 million of our Senior Notes (the 8.75% Senior Notes due 2010). In October 2003, we consummated an exchange offer pursuant to which we exchanged registered 8.75% Senior Notes due 2010 having substantially identical terms as the Senior Notes for the privately placed Senior Notes. The Senior Notes bear interest at a rate of 8.75% per annum with interest payable semi-annually on February 1 and August 1, beginning February 1, 2004. We may redeem the notes at our option, in whole or in part, at any time on or after August 1, 2007 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.375% in 2007 to 0% in 2009 and thereafter. In addition, at any time prior to August 1, 2006, we may redeem up to a maximum of 35% of the aggregate principal amount with the net proceeds of certain equity offerings at a price equal to 108.75% of the principal amount, plus accrued and unpaid interest. The notes are unsecured obligations and rank equal in right of payment to all existing and future senior debt, including the bank credit facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness. The indenture relating to the Senior Notes contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with our affiliates, transfer or sell assets and consolidate or merge substantially all of our assets. The Senior Notes are not subject to any sinking fund requirements.

      Upon closing on the Senior Notes on August 5, 2003, we called our $38.4 million of the Notes (the 11% notes due 2009) for redemption. The redemption of the Notes in aggregate principal and accrued interest was funded with a portion of the proceeds received from the Senior Notes and was completed in August 2003. The Notes were issued in 2002 as part of a business combination. In addition, $39.9 million of the proceeds from the Senior Notes were used to pay down substantially all of the borrowings under our bank credit facility. As a result of the issuance of the Senior Notes, our bank credit facility borrowing base was reduced from $100 million to $60 million.

      Net cash of $126.0 million used in investing activities in the first nine months of 2004 consisted primarily of oil and natural gas property capital and exploration and development expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first nine months of 2004, we completed 21 drilling projects, 15 of which were successful and 17 recompletion/workover projects, 13 of which were successful. During the first nine months of 2003, we completed 11 drilling projects, eight of which were successful and 26 recompletion/workover projects, 23 of which were successful.

      Our 2004 capital exploration and development budget is focused on exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases and our proved properties, and does not include acquisitions. We currently intend to allocate approximately 60% of our budget on an annual basis to low risk development and exploitation activities, approximately 25% to moderate risk exploration opportunities and approximately 15% to higher risk, higher potential exploration opportunities. Our exploration and development budget for 2004 is approximately $190 million. During the first nine months of 2004, capital and exploration expenditures were approximately $145.3 million inclusive of a $2.2 million contingent consideration payment resulting from an acquisition during 2002. The level of our capital and exploration expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2004 capital expenditures.

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

      Our annual report on Form 10-K for the year ended December 31, 2003 included a discussion of our contractual obligations. There have been no material changes to that disclosure during the nine months ended September 30, 2004. In addition, we do not maintain any off balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENT

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2004, none of our long-term debt had variable interest rates; therefore an increase in the variable interest rate would not have a material impact on net income.

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

      We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of September 30, 2004, we had the following contracts in place:



                               NATURAL GAS POSITIONS
---------------------------------------------------------------------------------
                                                                  VOLUME (Mmbtu)
                                                                -----------------
REMAINING CONTRACT TERM   CONTRACT TYPE STRIKE PRICE ($/Mmbtu)  DAILY     TOTAL
-----------------------   ------------- ----------------------  ------  ---------
10/04 - 12/04..........       Collar      $ 4.00/$6.50          10,000    920,000
10/04 - 12/04..........       Collar      $ 3.50/$8.00          10,000    920,000
01/05 - 12/05..........       Collar      $4.50/$10.75          20,000  7,300,000


                               CRUDE OIL POSITIONS
---------------------------------------------------------------------------------
                                                                  VOLUME (Bbls)
                                                               ------------------
REMAINING CONTRACT TERM   CONTRACT TYPE  STRIKE PRICE ($/Bbl)  DAILY    TOTAL
-----------------------   -------------  --------------------  -----   ----------
10/04 - 12/04..........        Swap              $26.17        1,500      138,000
10/04 - 12/04..........       Collar      $24.00/$28.75        1,500      138,000
01/05 - 12/05..........       Collar      $31.00/$44.05        2,000      730,000

      Our hedged volume as of September 30, 2004 approximated 22% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at September 30, 2004, we estimate the pre-tax loss would have been $9.9 million.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At September 30, 2004, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $3.8 million increase in the combined estimated loss.

      For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

ITEM 4. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this Report with respect to timely communication to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this Report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                         ENERGY PARTNERS, LTD.

Date: November 4, 2004      By:    /s/ Suzanne V. Baer
                            ----------------------------------------------------
                            Suzanne V. Baer
                            Executive Vice President and Chief Financial Officer
                            (Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number       Description of Exhibit
-------      -----------------------
 31.1        Rule 13a-14(a)/15d-14(a) Certification of Chairman, President,
             and Chief Executive Officer of Energy Partners, Ltd.

 31.2        Rule 13a-14(a)/15d-14(a) Certification of Executive Vice
             President and Chief Financial Officer of Energy Partners, Ltd.

 32.0        Section 1350 Certifications.