Form 10-K
period 2004-12-31
ENERGY PARTNERS LTD
filed 2005-03-14
CIK 750199

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2004 based on the closing price of such stock as quoted on the New York Stock Exchange on that date was $411,966,974.

     As of February 25, 2005 there were 35,884,066 shares of the registrant's common stock, par value $0.01 per share, outstanding.

     Documents incorporated by reference: Portions of the registrant's definitive proxy statement for its 2005 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Items 1 & 2.      Business and Properties.....................................    3
Item 3.           Legal Proceedings...........................................   20
Item 4.           Submission of Matters to a Vote of Security Holders.........   20
Item 4A.          Executive Officers of the Registrant........................   20

                                      PART II
Item 5.           Market for the Registrant's Common Stock and Related
                  Stockholder Matters.........................................   22
Item 6.           Selected Financial Data.....................................   23
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   24
Item 7A.          Quantitative and Qualitative Disclosures about Market
                  Risk........................................................   36
Item 8.           Financial Statements and Supplementary Data.................   38
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................   72
Item 9A.          Controls and Procedures.....................................   72
Item 9B.          Other Information...........................................   72

                                      PART III
Item 10.          Directors and Executive Officers of the Registrant..........   72
Item 11.          Executive Compensation......................................   73
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................   73
Item 13.          Certain Relationships and Related Transactions..............   73
Item 14.          Principal Accountant Fees and Services......................   73

                                      PART IV
Item 15.          Exhibits and Financial Statement Schedules..................   74

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

                                     PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

     We are an independent oil and natural gas exploration and production company. Since our inception in 1998 we have focused on the shallow to moderate depth waters of the Gulf of Mexico Shelf. With the acquisition of south Louisiana properties in January 2005, discussed below, we have expanded our focus area to include the onshore Gulf Coast, which is similar geologically to the Gulf of Mexico Shelf. We concentrate on this region because that area provides us with favorable geologic and economic conditions, including multiple reservoir formations, regional economies of scale, extensive infrastructure and comprehensive geologic databases. We believe that this region offers a balanced and expansive array of existing and prospective exploration, exploitation and development opportunities in both established productive horizons and deeper geologic formations. As of December 31, 2004, we had estimated proved reserves of approximately 149.8 Bcf of natural gas and 28.8 Mmbbls of oil, or an aggregate of approximately 53.7 Mmboe, with a present value of estimated pre-tax future net cash flows of $924.1 million, and a standardized measure of discounted future net cash flows of $667.7 million.

     Since our incorporation in January 1998 by Richard A. Bachmann, chairman, president and chief executive officer, we have assembled a team of geoscientists and management professionals with considerable region-specific geological, geophysical, technical and operational experience. We have grown through a combination of exploration, exploitation and development drilling and multi-year, multi-well drill-to-earn programs, as well as strategic acquisitions of mature oil and natural gas fields in the Gulf of Mexico Shelf area, including the acquisition of Hall-Houston Oil Company ("HHOC") in early 2002. As we have grown, we have strengthened our management team, expanded our property base, reduced our geographic concentration, and moved to a more balanced oil and natural gas reserves and production profile. We have also expanded our technical knowledge base through the addition of high quality personnel and geophysical and geological data.

     On November 1, 2000, we consummated our initial public offering and began trading our common shares on the New York Stock Exchange under the symbol "EPL." We maintain a website at www.eplweb.com which contains information about us, including links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments. In addition, our website contains our Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating Committees. Copies of such information are also available by writing to The Secretary of the Company at 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana 70170. Our web site and the information contained in it and connected to it shall not be deemed incorporated by reference into this Report on Form 10-K.

  ACQUISITION OF SOUTH LOUISIANA RESERVES AND PROSPECTS

     On January 20, 2005, we closed the acquisition of properties and reserves onshore in south Louisiana from Castex Energy 1995, L.P. and Castex Energy, Inc. ("Castex") for $146.0 million in cash, after adjustments for the exercise of preferential rights by third parties and preliminary closing adjustments. The properties acquired include nine fields, four of which were producing at the time of the closing through 14 wells, with estimated proved reserves of 51.2 Bcfe. Also included were interests in 22 exploratory prospects scheduled to be drilled in 2005. Concurrent with the closing, our bank credit facility borrowing base was increased to $150 million, of which $60 million was drawn to fund the acquisition.

     This acquisition has taken us into onshore south Louisiana, where our staff has a wealth of experience. In connection with the acquisition, we also entered into a two-year agreement with the seller of the properties that defines an area of mutual interest ("AMI") encompassing over one million acres in which we intend to jointly explore and develop oil and gas reserves over the next two years. Both the proved reserves acquired from the seller and the AMI are in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

  EXPLORATION AND DEVELOPMENT EXPENDITURES

     Our exploration and development expenditures for 2004 totaled $194.2 million inclusive of a $2.2 million contingent consideration payment to former HHOC stockholders resulting from the January 2002 acquisition of HHOC. For 2005, we have budgeted exploration and development expenditures of $240 million. This budget includes exploration and development activities on the newly acquired properties in south Louisiana as well as exploration and development activities on our offshore properties. The drilling portfolio, both onshore and offshore, includes a mixture of lower risk development and exploitation wells, moderate risk exploration opportunities and higher risk, higher potential exploration projects. Our 2005 budget does not include any acquisitions of proved reserves that may occur during the year, including the acquisitions of properties and reserves to date in 2005.

OUR PROPERTIES

     At December 31, 2004, we had interests in 29 producing fields, 5 fields under development and one field on which drilling operations were then being conducted, all of which are located in the Gulf of Mexico Shelf region. These fields fall into three focus areas which we identify as our Eastern, Central and Western areas. The Eastern area is comprised of two fields, including the East Bay field. The Central area is comprised of six fields, four of which are contiguous and together cover most of the Bay Marchand salt dome. The Western area which extends from areas offshore central and western Louisiana to areas offshore Texas, is comprised of 21 producing fields. Over the last several years, we have continued to add to our leasehold acreage position in these areas through federal and state lease sales and trades with industry partners.

                                  EASTERN AREA

     East Bay is the key asset in our Eastern area and is located 89 miles southeast of New Orleans near the mouth of the Mississippi River. East Bay contains producing wells located onshore along the coastline and in water depths ranging up to approximately 171 feet. East Bay encompasses nearly 48 square miles and is comprised primarily of the South Pass 24, 26 and 27 fields. Through recent state and federal lease sales, we acquired acreage that is contiguous to East Bay in several additional South Pass and West Delta blocks. We are the operator of all of these fields and own an average 96% interest in our acreage position with our working interest ranging from 18% to 100% and our net revenue interest varying up to a maximum of 86%. Inclusive of all lease acquisitions, our leasehold area covers 47,402 gross acres (45,499 net acres).

     Our Eastern area operations accounted for approximately 33% of our net daily production and 15% ($28.2 million) of our capital expenditures during 2004.

                                  CENTRAL AREA

     Our Central area is located approximately 60 miles south of New Orleans in water depths of 168 feet or less and encompasses nearly 100 square miles. The focus of our central area operations is the Greater Bay Marchand area. Our key assets in this area include the South Timbalier 26 and 41 and Bay Marchand fields as well as currently undeveloped reserves in the South Timbalier 46 field.

     In 2003, we drilled our initial discovery well in South Timbalier 41 on acreage acquired earlier that year in a federal lease sale. Three follow up wells have been drilled in the field, two of which were brought on production in early 2005. Development is currently under way for the third well and a fourth exploratory well is planned for early 2005. This field, in which additional reserve potential is yet to be tested, represents the most significant discovery in our history. In addition, through a series of transactions culminating in early 2000, as of December 31, 2004 we owned a 50% interest in the South Timbalier 26 field. We serve as operator of this field where we have interests in 12 producing wells.

     On March 8, 2005, we closed the acquisition of the remaining 50% gross working interest in South Timbalier 26, above approximately 13,000 feet subsea that we did not already own from Apache Corporation for approximately $21.0 million after preliminary closing adjustments from the effective date of December 1, 2004. As a result of the acquisition, we now own a 100% gross working interest in this field. The acquisition expands our interest in our core Greater Bay Marchand area and gives us additional flexibility in undertaking the future development of the South Timbalier 26 field.

     Our Central area operations accounted for approximately 27% of our net daily production and 32% ($61.5 million) of capital expenditures during 2004.

                                  WESTERN AREA

     The properties in the Western area are located in water depths ranging from 20 to 476 feet with working interests ranging from 17% to 100%. We owned interests in 27 fields in this area at December 31, 2004, 21 of which were producing fields with another five under development and one on which drilling was then in progress.

     Our Western area operations accounted for approximately 40% of our net daily production and 53% ($104.5 million) of our capital expenditures during 2004.

OIL AND NATURAL GAS RESERVES

     The following table presents our estimated net proved oil and natural gas reserves and the present value of our reserves at December 31, 2004, 2003 and 2002. The December 31, 2004, 2003 and 2002 estimates of proved reserves are based on reserve reports prepared by Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P., independent petroleum engineers. Neither the present values, discounted at 10% per annum, of estimated future net cash flows before income taxes, or the standardized measure of discounted future net cash flows shown in the table are intended to represent the current market value of the estimated oil and natural gas reserves we own.

                                                             AS OF DECEMBER 31,
                                                      --------------------------------
                                                         2004        2003       2002
                                                      ----------   --------   --------
Total estimated net proved reserves(1):
  Oil (Mbbls).......................................      28,770     27,414     26,353
  Natural gas (Mmcf)................................     149,835    134,404    126,957
     Total (Mboe)...................................      53,743     49,815     47,513
Net proved developed reserves(2):
  Oil (Mbbls).......................................      24,737     22,306     21,070
  Natural gas (Mmcf)................................     102,760     71,531     70,014
     Total (Mboe)...................................      41,864     34,228     32,739
Estimated future net revenues before income taxes
  (in thousands)(3).................................  $1,271,083   $967,449   $815,985
Present value of estimated future net revenues
  before income taxes (in thousands)(3)(4)..........  $  924,135   $701,237   $608,273
Standardized measure of discounted future net cash
  flows (in thousands)(5)...........................  $  667,668   $529,415   $476,901

---------------

(1) Approximately 69% of our total proved reserves were proved undeveloped and proved developed non-producing at December 31, 2004.

(2) Net proved developed non-producing reserves as of December 31, 2004 were 12,976 Mbbls and 72,073 Mmcf.

(3) The December 31, 2004 amount was calculated using a period-end oil price of $41.84 per barrel and a period-end natural gas price of $6.23 per Mcf, while the December 31, 2003 amount was calculated using a period-end oil price of $30.88 per barrel and a period-end natural gas price of $6.15 per Mcf and the December 31, 2002 amount was calculated using a period-end oil price of $29.53 per barrel and a period-end price of $4.83 per Mcf.

(4) The present value of estimated future net revenues attributable to our reserves was prepared using constant prices, as of the calculation date, discounted at 10% per year on a pre-tax basis.

(5) The standardized measure of discounted future net cash flows represents the present value of future cash flows after income tax discounted at 10%.

COSTS INCURRED IN OIL AND NATURAL GAS ACTIVITIES

     The following table sets forth certain information regarding the costs incurred that are associated with finding, acquiring, and developing our proved oil and natural gas reserves:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Business combinations:
  Proved properties..................................  $  2,166   $    850   $116,415
  Unproved properties................................        --         --      7,616
                                                       --------   --------   --------
Total business combinations..........................     2,166        850    124,031
  Lease acquisitions.................................     6,551      6,030      1,922
  Exploration........................................   113,278     60,170     27,083
  Development........................................    72,235     45,682     39,061
  Asset retirement liabilities incurred..............     3,686        812         --
  Asset retirement revisions.........................      (189)     2,519         --
                                                       --------   --------   --------
Costs incurred.......................................  $197,727   $116,063   $192,097
                                                       ========   ========   ========

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2004:

                                                                 TOTAL
                                                              PRODUCTIVE
                                                                 WELLS
                                                              -----------
                                                              GROSS   NET
                                                              -----   ---
Oil.........................................................   252    221
Natural gas.................................................    75     54
                                                               ---    ---
  Total.....................................................   327    275
                                                               ===    ===

     Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Three gross oil wells and five gross natural gas wells have dual completions.

ACREAGE

     The following table sets forth information as of December 31, 2004 relating to acreage held by us. Developed acreage is assigned to producing wells.

                                                               GROSS      NET
                                                              ACREAGE   ACREAGE
                                                              -------   -------
Developed:
  Eastern area..............................................   32,205    30,512
  Central area..............................................   38,840    21,680
  Western area..............................................  122,207    69,668
                                                              -------   -------
     Total..................................................  193,252   121,860
                                                              =======   =======
Undeveloped:
  Eastern area..............................................   15,197    15,197
  Central area..............................................    2,552     2,310
  Western area..............................................   96,682    91,028
                                                              -------   -------
     Total..................................................  114,431   108,535
                                                              =======   =======

     Leases covering 8% of our undeveloped net acreage will expire in 2005, approximately 28% in 2006, 15% in 2007, 11% in 2008, and 38% in 2009.

WELL ACTIVITY

     The following table shows our well activity for the years ended December 31, 2004, 2003 and 2002. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest in these wells.

                                                        YEARS ENDED DECEMBER 31,
                                                -----------------------------------------
                                                    2004           2003          2002
                                                ------------   ------------   -----------
                                                GROSS   NET    GROSS   NET    GROSS   NET
                                                -----   ----   -----   ----   -----   ---
Development Wells:
  Productive..................................   5.0     3.2    1.0     0.3    1.0    1.0
  Non-productive..............................   2.0     2.0    1.0     1.0     --     --
                                                ----    ----   ----    ----   ----    ---
     Total....................................   7.0     5.2    2.0     1.3    1.0    1.0
                                                ====    ====   ====    ====   ====    ===
Exploration Wells:
  Productive..................................  19.0    12.3   15.0     8.4    9.0    5.1
  Non-productive..............................   5.0     2.2    4.0     2.2    3.0    0.9
                                                ----    ----   ----    ----   ----    ---
     Total....................................  24.0    14.5   19.0    10.6   12.0    6.0
                                                ====    ====   ====    ====   ====    ===

     Well activity refers to the number of wells completed at any time during the fiscal years, regardless of when drilling was initiated. For the purpose of this table, "completed" refers to the installation of permanent equipment for the production of oil or natural gas.

TITLE TO PROPERTIES

     Our properties are subject to customary royalty interests, liens under indebtedness, liens incident to operating agreements, mechanics and materialman liens for current taxes and other burdens, including other mineral encumbrances and restrictions. We do not believe that any of these burdens materially interfere with the use of our properties in the operation of our business.

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

     Our subsidiary, EPL Pipeline, L.L.C., owns an approximately 12-mile oil pipeline, which transports oil produced from South Timbalier 26 and a portion of South Timbalier 41 on the Gulf of Mexico OCS to Bayou Fourchon, Louisiana. Production transported on this pipeline includes oil produced by us and our working interest partner in South Timbalier 26. EPL Pipeline, L.L.C. has on file with the Louisiana Public Service Commission and FERC tariffs for this transportation service and offers non-discriminatory transportation for any willing shipper.

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

     Abandonment Costs. One of the responsibilities of owning and operating oil and natural gas properties is paying for the cost of abandonment. Effective January 1, 2003, companies are required to reflect estimated abandonment costs as a liability on their balance sheets in the period in which it is incurred. We may incur significant abandonment costs in the future which could adversely affect our financial results. As of December 31, 2004 and 2003, we had $45.1 million and $40.6 million, respectively, reflected in our consolidated balance sheets for estimated future abandonment.

ADDITIONAL FACTORS AFFECTING BUSINESS

  RISKS RELATING TO THE OIL AND NATURAL GAS INDUSTRY

  EXPLORING FOR AND PRODUCING OIL AND NATURAL GAS ARE HIGH-RISK ACTIVITIES WITH MANY UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

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

  WE MAY INCUR SUBSTANTIAL LOSSES AND BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS AS A RESULT OF OUR OIL AND NATURAL GAS OPERATIONS.

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

     - fires and explosions;

     - personal injuries and death; and

     - natural disasters, especially hurricanes and tropical storms in the Gulf of Mexico.

     Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes, tropical storms or other adverse weather conditions. These conditions can cause substantial damage to facilities and interrupt production.

     Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We maintain insurance at levels that we believe are consistent with industry practices and our particular needs, but we are not fully insured against all risks. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, it could adversely affect our cash flow and net income and could reduce or eliminate the funds available for exploration, exploitation and acquisitions or result in loss of equipment and properties.

  A SUBSTANTIAL OR EXTENDED DECLINE IN OIL AND NATURAL GAS PRICES MAY ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS AND OUR ABILITY TO MEET OUR CAPITAL EXPENDITURE REQUIREMENTS AND FINANCIAL COMMITMENTS.

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

     Lower oil and natural gas prices may not only decrease our revenues on a per unit basis, but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil and natural gas prices may materially and adversely affect our future business, financial condition, results of operations, liquidity, ability to finance planned capital expenditures or ability to pursue acquisitions. Further, oil prices and natural gas prices do not necessarily move together.

  RESERVE ESTIMATES DEPEND ON MANY ASSUMPTIONS THAT MAY PROVE TO BE INACCURATE. ANY MATERIAL INACCURACIES IN THESE RESERVE ESTIMATES OR UNDERLYING ASSUMPTIONS WILL MATERIALLY AFFECT THE QUANTITIES AND PRESENT VALUE OF OUR RESERVES.

     The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Report.

     In order to assist our independent petroleum engineers in the preparation of our estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of these data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

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

  MARKET CONDITIONS OR OPERATIONAL IMPEDIMENTS MAY HINDER OUR ACCESS TO OIL AND NATURAL GAS MARKETS OR DELAY OUR PRODUCTION.

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

  RISKS RELATING TO ENERGY PARTNERS, LTD.

  A SIGNIFICANT PART OF THE VALUE OF OUR PRODUCTION AND RESERVES IS CONCENTRATED IN TWO PROPERTIES. BECAUSE OF THIS CONCENTRATION, ANY PRODUCTION PROBLEMS OR INACCURACIES IN RESERVE ESTIMATES RELATED TO THESE PROPERTIES COULD IMPACT OUR BUSINESS ADVERSELY.

     During the month of December 2004, 32% of our net daily production came from our East Bay field. If mechanical problems, storms or other events were to curtail a substantial portion of this production, our cash flow would be affected adversely. Also, at December 31, 2004, approximately 39% of our proved reserves were located on this property. In addition, at December 31, 2004 approximately 34% of our proved reserves were located in our Greater Bay Marchand area. If the actual reserves associated with these properties are less than our estimated reserves, our business, financial condition or results of operations could be adversely affected.

  RELATIVELY SHORT PRODUCTION LIFE FOR GULF OF MEXICO REGION PROPERTIES SUBJECTS US TO HIGHER RESERVE REPLACEMENT NEEDS.

     Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. High production rates generally result in recovery of a relatively higher percentage of reserves from properties during the initial few years of production. All of our operations are in the Gulf of Mexico region. Production from reserves in reservoirs in the Gulf of Mexico region generally declines more rapidly than from reservoirs in many other producing regions of the world. As of December 31, 2004, or independent petroleum engineers estimate, on average, 69% of our total proved reserves will be produced within 5 years. As a result, our reserve replacement needs from new investments are relatively greater than those of producers who recover lower percentages of their reserves over a similar time period, such as producers who have a portion of their reserves outside the Gulf of Mexico in areas where the rate of reserve production is lower. We may not be able to develop, exploit, find or acquire additional reserves to sustain our current production levels or to grow. There can be no assurance that we will be able to grow production at rates we have experienced in the past. Our future oil and natural gas reserves and production, and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.

  RAPID GROWTH MAY PLACE SIGNIFICANT DEMANDS ON OUR RESOURCES.

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

  PROPERTIES THAT WE BUY MAY NOT PRODUCE AS PROJECTED, AND WE MAY BE UNABLE TO FULLY IDENTIFY LIABILITIES ASSOCIATED WITH THE PROPERTIES OR OBTAIN PROTECTION FROM SELLERS AGAINST THEM.

     Our strategy includes acquisitions. The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including:

     - the amount of recoverable reserves and the rates at which those reserves will be produced;

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

  SUBSTANTIAL ACQUISITIONS, DEVELOPMENT PROGRAMS OR OTHER TRANSACTIONS COULD REQUIRE SIGNIFICANT EXTERNAL CAPITAL AND COULD CHANGE OUR RISK AND PROPERTY PROFILE.

     In order to finance acquisitions of additional producing properties or finance the development of any discoveries made through any expanded exploratory program that might be undertaken, we may need to alter or increase our capitalization substantially through the issuance of additional debt or equity securities, the sale of production payments or other means. These changes in capitalization may significantly affect our risk profile. Additionally, significant acquisitions or other transactions can change the character of our operations and business. The character of the new properties may be substantially different in operating or geological characteristics or geographic location than our existing properties. Furthermore, we may not be able to obtain external funding for any such transactions or to obtain additional external funding on terms acceptable to us.

  THE UNAVAILABILITY OR HIGH COST OF DRILLING RIGS, EQUIPMENT, SUPPLIES, PERSONNEL AND OILFIELD SERVICES COULD ADVERSELY AFFECT OUR ABILITY TO EXECUTE ON A TIMELY BASIS OUR EXPLORATION AND DEVELOPMENT PLANS WITHIN OUR BUDGET.

     All of our operations are in the Gulf of Mexico region. Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development and exploration operations, which could have a material adverse effect on our business, financial condition or results of operations. Periodically, as a result of increased drilling activity or a decrease in the supply of equipment, materials and services, we have experienced increases in associated costs, including those related to drilling rigs, equipment, supplies and personnel and the services and products of other vendors to the industry. Increased drilling activity in the Gulf of Mexico also decreases the availability of offshore rigs. We cannot offer assurance that costs will not increase again or that necessary equipment and services will be available to us at economical prices.

  PROVISIONS IN OUR ORGANIZATION DOCUMENTS AND UNDER DELAWARE LAW COULD DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY, WHICH COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK.

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

  THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT US.

     To a large extent, we depend on the services of our founder and chairman, president and chief executive officer, Richard A. Bachmann, and other senior management personnel. The loss of the services of Mr. Bachmann or other senior management personnel could have an adverse effect on our operations. We do not maintain any insurance against the loss of any of these individuals.

     The exploration and production business is highly competitive, and our success will depend largely on our ability to attract and retain experienced geoscientists and other professional staff.

  COMPETITION IN THE OIL AND NATURAL GAS INDUSTRY IS INTENSE, WHICH MAY ADVERSELY AFFECT US.

     We operate in a highly competitive environment for acquiring oil and natural gas properties, marketing oil and natural gas and securing trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in Gulf of Mexico activities. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We cannot make assurances that we will be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital. If we are unable to compete successfully in these areas in the future, our future revenues and growth may be diminished or restricted.

SIGNIFICANT CUSTOMERS

     We market substantially all of the oil and natural gas from properties we operate and from properties others operate where our interest is significant. A majority of oil production from the East Bay field is sold under a contract with Shell Trading (US) Company ("Shell"). The contract has a 60 day cancellation provision and can be cancelled by either party. In the event that the contract is cancelled by us, Shell has the right to match any other offers we receive for purchase of our oil production. Our oil, condensate and natural gas production is sold to a variety of purchasers, typically at market-sensitive prices. Our purchasers of oil and condensate include ChevronTexaco Global Trading ("ChevronTexaco") and Shell. Currently, the most significant purchaser of our natural gas production is Louis Dreyfus Energy Services, L.P. ("Dreyfus"). We believe that the prices for liquids and natural gas are comparable to market prices in the areas where we have production. We also have a natural gas processing arrangement for our production at our Bay Marchand and East Bay fields with Dynegy Midstream Services, L.P. Of our total oil and natural gas revenues in 2004, Shell accounted for approximately 22 percent, Dreyfus 14 percent and ChevronTexaco 13 percent.

     Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operation although a temporary disruption in production revenues could occur.

EMPLOYEES

     As of December 31, 2004, we had 151 full-time employees, including 42 geoscientists, engineers and technicians and 48 field personnel. Our employees are not represented by any labor union. We consider relations with our employees to be satisfactory and we have never experienced a work stoppage or strike.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, we are a defendant in various legal proceedings. We do not expect our exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Richard A. Bachmann.......................  60    Chairman, President and Chief Executive
                                                  Officer
Suzanne V. Baer...........................  57    Executive Vice President and Chief Financial
                                                  Officer
Phillip A. Gobe...........................  52    Executive Vice President and Chief Operating
                                                  Officer
John H. Peper.............................  52    Executive Vice President, General Counsel
                                                  and Corporate Secretary
T. Rodney Dykes...........................  48    Senior Vice President -- Production
William Flores, Jr. ......................  47    Senior Vice President -- Drilling

     Richard A. Bachmann has been president and chief executive officer and chairman of the board of directors since our incorporation in January 1998. Mr. Bachmann began organizing our company in February 1997. From 1995 to January 1997, he served as director, president and chief operating officer of LL&E, an independent oil and natural gas exploration company. From 1982 to 1995, Mr. Bachmann held various positions with LL&E, including director, executive vice president, chief financial officer and senior vice president of finance and administration. From 1978 to 1981, Mr. Bachmann was treasurer of Itel Corporation. Prior to 1978, Mr. Bachmann served with Exxon International, Esso Central America, Esso InterAmerica and Standard Oil of New Jersey. He has also been nominated to become a director of Trico Marine Services, Inc.

     Suzanne V. Baer joined us in April 2000 as vice president and chief financial officer and was promoted to executive vice president in May 2001. Ms. Baer has 35 years of financial management, investor relations and treasury experience in the energy industry. From July 1998 until March 2000, Ms. Baer had been vice president and treasurer of Burlington Resources Inc. and, from October 1997 to July 1998, was vice president and assistant treasurer of Burlington Resources. Prior to the merger of LL&E with Burlington Resources in 1997, Ms. Baer was vice president and treasurer of LL&E since 1995. Subsequent to the year ended December 31, 2004 Ms. Baer announced her plan to retire in April 2005. Her successor, David R. Looney, began service in February 2005 and will become our new chief financial officer following their transition period and his appointment by our Board of Directors.

     Phillip A. Gobe joined us in December 2004 as chief operating officer. Mr. Gobe has over 28 years of energy industry experience and was with Nuevo Energy Company as chief operating officer from February 2001 until its acquisition by Plains Exploration & Production Company in May 2004. Mr. Gobe's primary responsibilities were managing Nuevo's domestic and international exploitation and exploration operations. Prior to his position with Nuevo, Mr. Gobe had been the Senior Vice President of Production for Vastar Resources, Inc. since 1997. From 1976 to 1997, Mr. Gobe worked for Atlantic Richfield Company and its subsidiaries in positions of increasing responsibility, primarily in the Gulf of Mexico and Alaska.

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

                                                               HIGH     LOW
                                                              ------   ------
2003
  First Quarter.............................................  $11.60   $ 9.26
  Second Quarter............................................   12.29     9.40
  Third Quarter.............................................   11.85    10.00
  Fourth Quarter............................................   14.10    10.80
2004
  First Quarter.............................................   14.81    12.60
  Second Quarter............................................   15.45    12.60
  Third Quarter.............................................   16.59    14.00
  Fourth Quarter............................................   20.91    16.07
2005
  First Quarter (through February 25, 2005).................   26.16    18.38

     On February 25, 2005 the last reported sale price of our common stock on the New York Stock Exchange was $25.65 per share.

     As of February 25, 2005 there were approximately 100 holders of record of our common stock.

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

                                              YEARS ENDED DECEMBER 31,
                              --------------------------------------------------------
                                2004        2003        2002       2001        2000
                              ---------   ---------   --------   ---------   ---------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations
  Data:
  Revenue...................  $ 295,210   $ 230,187   $133,788   $ 146,240   $ 111,017
  Income (loss) from
     operations(1)..........     86,068      58,560     (6,600)     20,663        (940)
  Net income (loss)(2)......     46,416      33,250     (8,799)     11,974     (18,684)
  Net income (loss)
     available to common
     stockholders(3)........     43,017      29,705    (12,129)     11,974     (25,387)
  Basic net income (loss)
     per common share.......  $    1.31   $    0.96   $  (0.44)  $    0.45   $   (2.27)
  Diluted net income (loss)
     per common share.......  $    1.20   $    0.93   $  (0.44)  $    0.44   $   (2.27)
Cash flows provided by (used
  in):
  Operating activities......  $ 165,074   $ 136,702   $ 25,417   $  91,847   $  50,703
  Investing activities......   (176,713)   (110,057)   (54,380)   (121,067)   (130,378)
  Financing activities......        784      77,631     29,079      25,871      60,742

                                                   AS OF DECEMBER 31,
                                  ----------------------------------------------------
                                    2004       2003       2002       2001       2000
                                  --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)
Balance Sheet Data:
  Total assets..................  $647,678   $544,181   $384,220   $242,777   $208,149
  Long-term debt, excluding
     current maturities.........   150,109    150,317    103,687     25,408        100
  Stockholders' equity..........   315,049    261,485    191,922    164,867    150,591
  Cash dividends per common
     share......................        --         --         --         --         --

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

(3) Net income (loss) available to common stockholders is computed by subtracting preferred stock dividends and accretion of discount of $3.4 million, $3.5 million and $3.3 million from net income (loss) for the years ended December 31, 2004, 2003 and 2002, respectively; and by subtracting preferred stock dividends and accretion of issuance costs of $6.7 million for the year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We were incorporated in January 1998 and operate in a single segment as an independent oil and natural gas exploration and production company. Our operations in 2004 were concentrated in the shallow to moderate depth waters of the Gulf of Mexico Shelf. In January 2005 we extended our operations into the Gulf Coast onshore region through an acquisition of properties in South Louisiana.

     In 2004, we achieved another year of growth and reported the best year on a revenue and net income as well as per-share basis over our seven-year history. Our strong cash flow provided us the flexibility to make necessary and appropriate investments to continue our long-term growth strategy. Our long-term strategy is to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential and by making acquisitions, including acquisitions in our core focus area. Our drilling program will contain some higher risk, higher reserve potential opportunities as well as some lower risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

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

     On November 1, 2000, we consummated our initial public offering of 5.75 million shares of common stock. On April 16, 2003, we completed the public offering of approximately 4.2 million shares of our common stock priced at $9.50 per share. The equity offering also included shares offered by our then principal stockholder, Evercore Capital Partners, L.P. and certain of its affiliates ("Evercore"), and by Energy Income Fund, L.P. ("EIF"). After payment of underwriting discounts and commissions, the offering generated net proceeds to us of approximately $38.0 million. After expenses of approximately $0.5 million, the proceeds were used to repay a portion of outstanding borrowings under our bank credit facility.

     In January 2002 we acquired HHOC. In addition to other consideration paid, former preferred stockholders of HHOC have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by HHOC as of the closing date exceeds a net present value discounted at 30%. The contingent consideration may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% paid in cash for each payment) and in no event will exceed a value of $50 million. Due to the uncertainty inherent in estimating the value of the contingent consideration, total final consideration will not be determined until March 1, 2007. The contingent consideration paid will be capitalized as additional purchase price.

     On August 5, 2003, we issued $150 million of 8.75% Senior Notes due 2010 (the "Senior Notes") in a Rule 144A private offering (the "Debt Offering") which allows unregistered transactions with qualified institutional and non-U.S. purchasers. After discounts and commissions and all offering expenses, we received $145.3 million, which was used to redeem all of our outstanding 11% Senior Subordinated Notes due 2009 and to repay substantially all of the borrowings outstanding under our bank credit facility. The remainder of the net proceeds was set aside for general corporate purposes, including acquisitions. In October 2003, we consummated an exchange offer pursuant to which we exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes.

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

     On July 16, 2004, we filed a universal shelf registration statement which allowed us to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. On November 10, 2004 we sold approximately 3.5 million shares of our common stock to the public pursuant to this shelf registration statement, leaving us with the ability to issue an additional $239.6 million of securities under the shelf registration statement. Concurrent with this offering, we entered into a stock purchase agreement with EIF in which we purchased approximately 3.5 million shares of common stock owned by EIF at a price per share equal to the net proceeds per share received in the offering, before expenses. We did not retain any of the proceeds from the offering and the shares are now held as treasury shares, at cost. We have no immediate plans to enter into any additional transactions under this registration statement, but plan to use the proceeds of any future offering under this registration statement for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital.

     On August 3, 2004 we amended and extended to August 3, 2008 our bank credit facility. Under the amendment our initial borrowing base remained $60 million. The borrowing base was increased to $150 million at the time of our purchase of south Louisiana properties and reserves in January 2005. The borrowing base will remain subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility.

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

     We currently have an extensive inventory of drillable prospects in-house, we are generating more internally and we are being exposed to new opportunities through relationships with industry partners. Despite our expanded budget in 2005, strong commodity prices, together with growing production volumes, should enable us to adhere to our policy of funding our exploration and development expenditures with internally generated cash flow. This strategy allows us to preserve our strong balance sheet to finance acquisitions and other capital intensive projects that might result from our exploration and development activities. In addition to the south Louisiana property acquisition already completed in 2005, we believe this year will provide us a number of opportunities to acquire targeted properties, including those within our focus area.

RESULTS OF OPERATIONS

     The following table presents information about our oil and natural gas operations.

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Net production (per day):
  Oil (Bbls).........................................     8,663      7,978      8,148
  Natural gas (Mcf)..................................    82,098     78,596     54,150
     Total (Boe).....................................    22,346     21,077     17,173
Oil & natural gas revenues (in thousands):
  Oil................................................  $111,006   $ 81,599   $ 70,311
  Natural gas........................................   183,525    148,104     63,835
     Total...........................................   294,531    229,703    134,146
Average sales prices, net of hedging:
  Oil (per Bbl)......................................  $  35.01   $  28.02   $  23.64
  Natural gas (per Mcf)..............................      6.11       5.16       3.23
     Total (per Boe).................................     36.01      29.86      21.40
Impact of hedging:
Oil (per Bbl)........................................  $  (4.40)  $  (1.67)  $  (0.51)
Natural gas (per Mcf)................................     (0.04)     (0.23)     (0.18)
Average costs (per Boe):
  Lease operating expense............................  $   4.97   $   4.77   $   5.49
  Taxes, other than on earnings......................      1.13       0.99       1.05
  Depreciation, depletion and amortization...........     11.29      10.65      10.29
Increase (decrease) in oil and natural gas revenue
  (net of hedging) due to:
  Change in prices of oil............................  $ 22,160   $ 13,027
  Change in production volumes of oil................     7,247     (1,739)
     Total increase in oil sales.....................    29,407     11,288
  Change in prices of natural gas....................  $ 28,396   $ 38,183
  Change in production volumes of natural gas........     7,025     46,086
     Total increase in natural gas sales.............    35,421     84,269

                                                             AS OF DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Total estimated net proved reserves:
  Oil (Mbbls)........................................    28,770     27,414     26,353
  Natural gas (Mmcf).................................   149,835    134,404    126,957
     Total (Mboe)....................................    53,743     49,815     47,513
Present value of estimated future net cash flows
  before income taxes (in thousands).................  $924,135   $701,237   $608,273
Standardized measure of discounted future net cash
  flows (in thousands)...............................  $667,668   $529,415   $476,901

  REVENUES AND NET INCOME

     Our oil and natural gas revenues increased to $294.5 million in 2004 from $229.7 million in 2003. In 2004, the oil and natural gas industry experienced record high oil prices as well as sustained high natural gas prices. The increase in revenue for this period is the result of these significantly increased natural gas and oil prices combined with increased production resulting primarily from the commencement of production from 20 new wells brought on production since year end 2003, 16 of which were natural gas. These increases were partially offset by natural reservoir declines. In addition, volumes were negatively affected by Hurricane Ivan and Tropical Storm Matthew.

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

     We recognized net income of $46.4 million in 2004 compared to net income of $33.3 million in 2003. The increase in net income was primarily due to the increase in oil and natural gas revenues previously discussed and partially offset by higher operating costs, as discussed below. We recognized net income of $33.3 million in 2003 compared to net loss of $8.8 million in 2002. The increase in net income was primarily due to the increase in oil and natural gas revenues previously discussed and partially offset by higher operating costs, as discussed below. The following items had a significant impact on our net income or loss in 2004, 2003 and 2002 and affect the comparability of the results of operations for those years:

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

  OPERATING EXPENSES

     Operating expenses were impacted by the following:

     - Lease operating expense increased $3.9 million to $40.6 million in 2004. This is a result of the addition of production from new fields and $1.0 million related to the retained loss portion of repairs due to Hurricane Ivan.

      Lease operating expense increased $2.3 million to $36.7 million in 2003. This was a result of the addition of production from new fields, whereas the majority of our new production in the past was primarily from our large fields with existing infrastructure and low variable cost. Despite the increase in absolute costs, our operating costs per Boe decreased due to the lower fixed costs required for these new fields.

     - Taxes, other than on earnings increased $1.6 million to $9.3 million in 2004. This increase was due to the increase in commodity prices received for our oil and natural gas production on state leases, primarily at East Bay and Bay Marchand, which are subject to Louisiana severance taxes. These taxes are expected to fluctuate from period to period depending on our production volumes from state leases and the commodity prices received.

      Taxes, other than on earnings increased $1.1 million to $7.7 million in 2003. This increase was due to the increase in the production volumes and prices received for our oil and natural gas production on state leases, primarily at East Bay and Bay Marchand, which is subject to Louisiana severance taxes.

     - Exploration expenditures increased $18.5 million to $35.9 million in 2004. The expense in 2004 is primarily the result of an increase in dry hole charges of $10.9 million to $21.0 million as a result of exploratory wells drilled during the year which were found to be noncommercial, as well as property impairments of $6.9 million at our East Cameron 378 field and seismic expenditures and delay rentals which increased $3.5 million to $8.0 million. Our exploration expenditures, including dry hole charges will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities. Although our dry hole costs were higher in 2004, we allocated more dollars to exploration in 2004 while maintaining a comparable success rate.

      Exploration expenditures increased $6.7 million to $17.4 million in 2003. The expense in 2003 is primarily the result of an increase in dry hole charges to $10.1 million as a result of exploratory wells drilled during the year which were found to be noncommercial, as well as property impairments of $2.8 million, partially offset by a slight decrease in seismic expenditures and delay rentals to $4.5 million. Although our dry hole costs were higher in 2003, we allocated more dollars to exploration in 2003 while maintaining a comparable success rate.

     - Depreciation, depletion and amortization increased $10.5 million to $92.4 million in 2004. The increase was due to the increased depreciable asset base combined with higher production and a shift in the production contribution from our various fields. Some fields carry a higher depreciation burden than others, therefore, changes in the location of our production will directly impact this expense. This expense includes $6.6 million of amortization for our asset retirement obligation for 2004 as compared to $5.2 million in 2003.

      Depreciation, depletion and amortization increased $17.4 million to $81.9 million in 2003. The increase was due to the increased depreciable asset base combined with higher production and a shift in the production contribution from our various fields. This expense includes $5.2 million of amortization for our asset retirement obligation for 2003 as compared to $6.8 million in 2002.

     - Other general and administrative expenses increased $1.2 million to $27.9 million in 2004. The increase was primarily due to increased consulting costs ($1.9 million), of which $0.4 million was increased costs paid to our internal audit service provider and external auditors to implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The remainder included increased human resources, land and engineering consulting costs. This was offset by decreased casualty insurance ($0.4 million) and decreased technology costs ($0.2 million).

      Other general and administrative expenses increased $4.2 million to $26.7 million in 2003. The increase was primarily due to increased compensation ($5.6 million) and increased insurance ($0.6 million) offset by a 2002 litigation settlement ($2.0 million), which increased general and administrative expenses during the prior year.

     - Non-cash stock-based compensation expense of $3.1 million was recognized in 2004, an increase of $1.8 million from 2003. This expense has increased due to additional grants of restricted shares and performance share awards to employees. The level of expense for these awards is also affected by the increased stock price in 2004.

      Non-cash stock-based compensation expense of $1.3 million was recognized in 2003, an increase of $0.8 million from 2002. This expense has increased due to additional grants of restricted shares and the granting of performance share awards to employees.

  OTHER INCOME AND EXPENSE

     Interest expense increased $4.2 million to $14.4 million in 2004. The increase was a result of interest expense on the 8.75% Senior Notes issued in August 2003 partially offset by the interest savings from the redemption of the 11% Notes and the repayment of the bank facility in 2003.

     Interest expense increased $3.2 million to $10.2 million in 2003. The increase was a result of interest expense on the 8.75% Senior Notes issued in August 2003 partially offset by the interest savings from the redemption of the 11% Notes and the repayment of the bank facility.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The increase in revenues we experienced in 2004 increased our cash flows from operations, which totaled $165.1 million. We intend to fund our exploration and development expenditures from internally generated cash flows, which we define as cash flows from operations before consideration of changes in working capital plus total exploration expenditures. Our cash on hand at December 31, 2004 was $93.5 million, substantially all of which was used in the purchase of the south Louisiana properties in January 2005. Our future internally generated cash flows will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices of oil and natural gas. We may from time to time use the availability of our bank credit facility to balance working capital needs.

     Our bank credit facility, as amended on August 3, 2004, consists of a revolving line of credit with a group of banks available through August 3, 2008 (the "bank credit facility"). The bank credit facility had a borrowing base of $60 million. The borrowing base was increased to $150 million at the time of our purchase of south Louisiana properties and reserves in January 2005. The bank credit facility is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank credit facility permits both prime rate based borrowings and London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.25% to 2.00% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank credit facility is secured by substantially all of our assets. We used our bank credit facility to fund a portion of the purchase of the south Louisiana properties in January 2005 and the acquisition of the additional interest in South Timbalier 26 in March 2005. As a result at March 8, 2005, we had $70.0 million outstanding and $80.0 million of credit capacity available under the bank credit facility. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio of 1.0 as defined in our bank credit facility agreement, and (ii) maintain a minimum EBITDAX to interest ratio of 3.5 times. We were in compliance with these covenants as of December 31, 2004.

     On August 5, 2003, we issued $150 million of 8.75% Senior Notes due 2010. The Senior Notes bear interest at a rate of 8.75% per annum with interest payable semi-annually on February 1 and August 1, beginning February 1, 2004. We may redeem the notes at our option, in whole or in part, at any time on or after August 1, 2007 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.375% in 2007 to 0% in 2009 and thereafter. In addition, at any time prior to August 1, 2006, we may redeem up to a maximum of 35% of the aggregate principal amount with the net proceeds of certain equity offerings at a price equal to 108.75% of the principal amount, plus accrued and unpaid interest. The notes are unsecured obligations and rank equal in right of payment to all existing and future senior debt, including the bank credit facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness. The indenture relating to the Senior Notes contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with our affiliates, transfer or sell assets and consolidate or merge substantially all of our assets. The Senior Notes are not subject to any sinking fund requirements.

     Upon closing on the Senior Notes on August 5, 2003, we called our $38.4 million 11% Notes due 2009 for redemption. The redemption of the Notes in aggregate principal and accrued interest was funded with a portion of the proceeds received from the Senior Notes and was completed in August 2003. The Notes were issued on January 15, 2002 as part of the acquisition financing of HHOC. In addition, $39.9 million of the proceeds from the Senior Notes were used to re-pay substantially all of the borrowings under the bank credit facility. As a result of the issuance of the Senior Notes, our bank credit facility borrowing base was reduced from $100 million to $60 million requiring a non-cash charge of $0.3 million for the write-off of the pro rata remaining balance of unamortized issue costs.

     Net cash of $176.7 million used in investing activities in 2004 primarily included oil and natural gas property capital and exploration expenditures of $163.0 million, lease acquisitions of $6.6 million and a deposit of $5.0 million paid for the January 2005 purchase of south Louisiana reserves and prospects from Castex. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities. During 2004, we completed 31 drilling projects and 21 recompletion/workover projects, 41 of which were successful. During 2003, we completed 23 drilling projects and 33 recompletion/workover projects, 46 of which were successful.

     Our 2005 capital exploration and development budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate and higher risk exploratory activities on undeveloped leases and does not include acquisitions, including the acquisitions of properties and reserves to date in 2005. We currently intend to allocate approximately 55% of our budget on low risk development and exploitation activities, approximately 30% to moderate risk exploration opportunities and approximately 15% to higher risk, higher potential exploration opportunities. Our exploration and development budget for 2005 is currently $240 million, inclusive of expected expenditures on the properties acquired in January 2005. The level of our budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2005 capital expenditures.

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

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following table aggregates the contractual commitments and commercial obligations that affect our financial condition and liquidity position as of December 31, 2004:

                                                      PAYMENTS DUE BY PERIOD
                                      -------------------------------------------------------
                                                           LESS THAN
                                       TOTAL     1 YEAR    1-3 YEARS   3-5 YEARS   THEREAFTER
                                      --------   -------   ---------   ---------   ----------
                                                          (IN THOUSANDS)
Long-term debt......................  $150,217   $   108    $   109     $    --     $150,000
Interest attributable to all
  long-term debt(1).................    73,295    13,139     26,250      26,250        7,656
Operating leases....................    13,865     3,542      4,877       3,431        2,015
Unconditional purchase
  obligations(2)....................     3,589     2,899        690          --           --
Other long-term liabilities.........     1,270        --         --          --        1,270
                                      --------   -------    -------     -------     --------
Total contractual obligations.......  $242,236   $19,688    $31,926     $29,681     $160,941
                                      ========   =======    =======     =======     ========

---------------

(1) At December 31, 2004 there was no outstanding debt with variable interest rates.

(2) Consists of commitments to purchase seismic related services.

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

HEDGING ACTIVITIES

     We enter into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. We also distribute our hedging transactions to a variety of financial institutions to reduce our exposure to counterparty credit risk. Our hedging program uses financially-settled crude oil and natural gas swaps, zero-cost collars and a combination of options used to provide floor prices with varying upside price participation. Our hedges are benchmarked to the New York Mercantile Exchange ("NYMEX") West Texas Intermediate crude oil contract and Henry Hub natural gas contracts. With a financially-settled swap, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the hedged price for the transaction, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the hedged price for the transaction. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price of the collar. In some hedges, we may modify our collar to provide full upside participation after a limited non-participation range. We had the following contracts as of December 31, 2004:

                             NATURAL GAS POSITIONS
--------------------------------------------------------------------------------
                                                                VOLUME (MMBTU)
                                                              ------------------
                               CONTRACT        STRIKE PRICE
REMAINING CONTRACT TERM          TYPE            ($/MMBTU)    DAILY      TOTAL
-----------------------        --------        ------------   ------   ---------
01/05 - 12/05................   Collar         $4.50/$10.75   20,000   7,300,000

                              CRUDE OIL POSITIONS
--------------------------------------------------------------------------------
                                                                 VOLUME (BBLS)
                                                              ------------------

                               CONTRACT       STRIKE PRICE
REMAINING CONTRACT TERM          TYPE            ($/BBL)      DAILY      TOTAL
-----------------------        --------       -------------   ------   ---------
1/05 - 12/05.................   Collar        $31.00/$44.05   2,000     730,000

     Subsequent to December 31, 2004, we entered into the following contracts:

                             NATURAL GAS POSITIONS
--------------------------------------------------------------------------------
                                                                VOLUME (MMBTU)
                                                              ------------------
                               CONTRACT       STRIKE PRICE
REMAINING CONTRACT TERM          TYPE           ($/MMBTU)     DAILY      TOTAL
-----------------------        --------       -------------   ------   ---------
07/05 - 12/05................   Collar         $5.00/$10.00   15,000   2,760,000
01/06 - 12/06................   Collar         $ 5.00/$9.51   15,000   5,475,000
01/07 - 12/07................   Collar         $ 5.00/$8.00   10,000   3,650,000

     Accounting and reporting standards require that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until the forecasted transaction is settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the changes in fair value between the derivative contract and the hedged item. Any change in fair value resulting from ineffectiveness is charged currently to other revenue.

     Our hedged volume as of December 31, 2004 approximated 22% of our estimated production from proved reserves through the balance of the terms of the contracts.

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

     - Successful Efforts Method of Accounting -- Oil and natural gas exploration and production companies choose one of two acceptable accounting methods, successful-efforts or full cost. The most significant difference between the two methods relates to the accounting treatment of drilling costs for unsuccessful exploration wells ("dry holes") and exploration costs. Under the successful-efforts method, we recognize exploration costs and dry hole costs as an expense on the income statement when incurred and capitalize the costs of successful exploration wells as oil and natural gas properties. Companies that follow the full cost method capitalize all drilling and exploration costs including dry hole costs as a pool of total oil and natural gas property costs.

      We use the successful-efforts method because we believe that it more conservatively reflects, on our balance sheet, the historical costs that have future value. However, using successful-efforts often causes our income to fluctuate significantly between reporting periods based on our drilling success or failure during the periods.

      It is typical for companies that have an active exploratory drilling program, as we do, to incur dry hole costs. During the last three years we have drilled 61 exploration wells, of which 12 were considered dry holes. Our dry hole costs charged to expense during this period totaled $36.9 million out of total exploratory drilling costs of $200.5 million. It is impossible to predict future dry holes; however we expect to continue to have dry hole costs in the future which will vary depending on the amount of our capital dedicated to exploration activities and on the level of success of our exploratory program.

     - Proved Reserve Estimates -- Evaluations of oil and natural gas reserves are important to the effective management of our producing assets. They are integral to making investment decisions and are also used as a basis of calculating the units of production rates for depletion, depreciation and amortization and evaluating capitalized costs for impairment. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made.

      Our independent reserve engineers prepare our oil and natural gas reserve estimates using guidelines established by the U.S. Securities and Exchange Commission and U.S. generally accepted accounting principles. The quality and quantity of data, the interpretation of the data, and the accuracy of mandated economic assumptions combined with the judgment exercised by the reserve engineers affect the accuracy of the estimated reserves. In addition, drilling or production results after the date of the estimate may cause material revisions to the reserve estimates in subsequent periods.

      At December 31, 2004, proved oil and natural gas reserves were 53.7 million barrels of oil-equivalent ("Mmboe"). Approximately 69 percent of our proved reserves are classified as either proved undeveloped or proved developed non-producing reserves. Most of our proved developed non-producing reserves are "behind pipe" and will be produced after depletion of another horizon in the same well. Approximately 22 percent of total proved reserves are categorized as proved undeveloped reserves. As of December 31, 2004, 69 percent of our proved undeveloped reserves were under development and expected to become proved developed within one year.

      One should not assume that the present value of the future net cash flow disclosed in this report reflects the current market value of the oil and natural gas reserves. In accordance with the U.S. Securities and Exchange Commission's guidelines, we use prices and costs determined on the date of the estimate and a 10% discount rate to determine the present value of future net cash flow. Actual costs incurred and prices received in the future may vary significantly and the discount rate may or may not be appropriate based on outside economic conditions.

      The computation of the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at December 31, 2004 was based on period-end prices of $6.23 per Mcf for natural gas and $41.84 per barrel for crude oil after adjusting the West Texas Intermediate posted price per barrel and the Gulf Coast spot market price per Mmbtu for energy content, quality, transportation fees, and regional price differentials for each property. We estimated the costs based on the current year costs incurred for individual properties or similar properties if a particular property did not have production during the prior year.

     - Depletion, Depreciation, and Amortization of Oil and Natural Gas Properties -- We calculate depletion, depreciation, and amortization expense ("DD&A") using the estimates of proved oil and natural gas reserves previously discussed in these critical accounting policies. We segregate the costs for individual or contiguous properties or projects and record DD&A for these property costs separately using the units of production method. The units of production method is calculated as the ratio of (1) actual volumes produced to (2) total proved developed reserves (those proved reserves recoverable through existing wells with existing equipment and operating methods) applied to (3) asset cost. The volumes produced and asset cost are known, and while proved developed reserves are reasonably certain, they are based on estimates that are subject to some variability. This variability can result in net upward or downward revisions of proved developed reserves in existing fields, as more information becomes available through research and production and as a result of changes in economic condition. Our revisions over the past three years, in each case either positive or negative have been less than 5% of total proved reserves on a barrel of oil equivalent basis. While the revisions we have made in the past are an indicator of variability, they have had a minimal impact on the units of production rates because they have been low compared to our reserve base. Actual historical revisions are not necessarily indicative of future variability.

     - Impairment of Oil and Gas Properties -- We continually monitor our long-lived assets recorded in property and equipment in our consolidated balance sheet to make sure that they are fairly presented. We must evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. Because we account for our proved oil and natural gas properties separately under the successful efforts method of accounting, we assess our assets for impairment property by property rather than in one pool of total oil and natural gas property costs. A significant amount of judgment is involved in performing these evaluations since the amount is based on estimated future events. Such events include a projection of future oil and natural gas sales prices, an estimate of the ultimate amount of recoverable oil and natural gas reserves that will be produced from a field, the timing of this future production, future costs to produce the oil and natural gas, and future inflation levels. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or natural gas, unfavorable adjustments to reserve volumes, or other changes to contracts, environmental regulations or tax laws. In general, we do not view temporarily low oil or natural gas prices as a triggering event for conducting impairment tests. The markets for crude oil and natural gas have a history of significant price volatility. Although prices will occasionally drop precipitously, industry prices over the long-term are driven by market supply and demand. Accordingly, any impairment tests that we perform make use of our long-term price assumptions for the crude oil and natural gas markets.

      We base our assessment of possible impairment using our best estimate of future prices, costs and expected net cash flow generated by a property. We estimate future prices based on management's expectations and escalate both the prices and the costs for inflation if appropriate. If these undiscounted estimates indicate an impairment, we measure the impairment expense as the difference between the net book value of the asset and its estimated fair value measured by discounting the future net cash flow from the property at an appropriate rate. Actual prices, costs, discount rates, and net cash flow may vary from our estimates. An estimate as to the sensitivity to earnings resulting from impairment reviews and impairment calculations is not practicable, given the broad range in the cost structure of our oil and natural gas assets and the number of assumptions involved in the estimates. That is, favorable changes to some assumptions may avoid the need to impair any assets, whereas unfavorable changes might cause some assets to become impaired but not others. We recognized impairment expense of $6.9 million, $2.8 million and none in the years ending December 31, 2004, 2003 and 2002. The impairment in 2004 consisted of one field which incurred significant capital costs in excess of those anticipated. Two fields were fully impaired in 2003 due to mechanical problems.

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

      We estimate the amount of capitalized costs of unproved properties which will prove unproductive by amortizing the balance of the unproved property costs (adjusted by an anticipated rate of future successful development) over an average lease term. We will transfer the original cost of an unproved property to proved properties when we find commercial oil and natural gas reserves sufficient to justify full development of the property. If we do not find commercial oil and natural gas reserves, the related unamortized capitalized costs will be charged to earnings when the determination is made.

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

     - Derivative instruments and hedging activities -- We enter into hedging transactions for our oil and natural gas production to reduce our exposure to fluctuations in the price of oil and natural gas. Our hedging transactions have to date consisted primarily of financially-settled swaps and zero-cost collars and combination options with major financial institutions. We may in the future enter into these and other types of hedging arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas. We are required to record our derivative instruments at fair market value as either assets or liabilities in our consolidated balance sheet. The fair value recorded is an estimate based on future commodity prices available at the time of the calculation. The fair market value could differ from actual settlements if market prices change, the other party to the contract defaults on its obligations or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

     Under the above critical accounting policies our net income can vary significantly from period to period because events or circumstances which trigger recognition as an expense for unsuccessful wells or impaired properties cannot be accurately forecast. In addition, selling prices for our oil and natural gas fluctuate significantly. Therefore we focus more on cash flow from operations and on controlling our finding and development, operating, administration and financing costs.

NEW ACCOUNTING POLICIES

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("Statement 151"). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Our assessment of the provisions of Statement 151 is that it is not expected to have an impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152 "Accounting for Real Estate Time-Sharing Transactions -- An Amendment to FASB Statements No. 66 and 67" ("Statement No. 152"). Statement 152 amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." Statement 152 also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. Our assessment of the provisions of Statement 152 is that it is not expected to have an impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Non-monetary assets -- an amendment of APB Opinion No. 29" ("Statement 153"). Statement 153 amends Accounting Principles Board ("APB") Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 does not apply to a pooling of assets in a joint undertaking intended to fund, develop, or produce oil or natural gas from a particular property or group of properties. The provisions of Statement 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early adoption is permitted and the provisions of Statement 153 should be applied prospectively. Our assessment of the provisions of Statement 153 is that it is not expected to have an impact on our financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-Revised 2004, "Share-Based Payment," ("Statement 123R"). This is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees." We currently account for stock-based compensation under the provisions of APB 25. Under Statement 123R, we will be required to measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions). That cost will be recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in Statement 123R, will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of Statement 123R on our financial statements, including different option-pricing models. Note (2)(j) of the Notes to Consolidated Financial Statements illustrates the current effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2004, none of our outstanding long-term debt had variable interest rates; therefore an increase in the variable interest rate would not have a material impact on net income.

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

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of December 31, 2004, we had the following contracts in place:

                             NATURAL GAS POSITIONS
--------------------------------------------------------------------------------
                                                                VOLUME (MMBTU)
                                                              ------------------
                               CONTRACT        STRIKE PRICE
REMAINING CONTRACT TERM          TYPE           ($/MMBTU)     DAILY      TOTAL
-----------------------        --------        ------------   ------   ---------
01/05 - 12/05................   Collar         $4.50/$10.75   20,000   7,300,000

                              CRUDE OIL POSITIONS
--------------------------------------------------------------------------------
                                                                 VOLUME (BBLS)
                                                              ------------------
                               CONTRACT       STRIKE PRICE
REMAINING CONTRACT TERM          TYPE            ($/BBL)      DAILY      TOTAL
-----------------------        --------       -------------   ------   ---------
1/05 - 12/05.................   Collar        $31.00/$44.05    2,000    730,000

     Subsequent to December 31, 2004, we entered into the following contracts:

                             NATURAL GAS POSITIONS
--------------------------------------------------------------------------------
                                                                VOLUME (MMBTU)
                                                              ------------------
                               CONTRACT        STRIKE PRICE
REMAINING CONTRACT TERM          TYPE           ($/MMBTU)     DAILY      TOTAL
-----------------------        --------        ------------   ------   ---------
07/05 - 12/05................   Collar         $5.00/$10.00   15,000   2,760,000
01/06 - 12/06................   Collar         $ 5.00/$9.51   15,000   5,475,000
01/07 - 12/07................   Collar         $ 5.00/$8.00   10,000   3,650,000

     Our hedged volume as of December 31, 2004 approximated 22% of our estimated production from proved reserves through the balance of the terms of the contracts. Had these contracts been terminated at December 31, 2004, we estimate the loss would have been $1.7 million.

     We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on fair value of our derivative instruments. At December 31, 2004 and 2003, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $2.4 million and $4.1 million increase in the combined estimated loss, respectively.

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

     "proved undeveloped reserves" Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
Energy Partners, Ltd.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. No matter how well designed, there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses unqualified opinions on management's assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2004.


           /s/ RICHARD A. BACHMANN                          /s/ SUZANNE V. BAER
             Richard A. Bachmann                              Suzanne V. Baer
           Chairman, President and                        Executive Vice President
           Chief Executive Officer                      and Chief Financial Officer

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM --
                   INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Energy Partners, Ltd.:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Energy Partners, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Energy Partners, Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that Energy Partners, Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Energy Partners, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Partners, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the years ended December 31, 2004, 2003, and 2002. Our report dated March 13, 2005 expressed an unqualified opinion on those consolidated financial statements and schedule.

                                          /s/ KPMG LLP

New Orleans, Louisiana
March 13, 2005

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM --
                       CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Energy Partners, Ltd.:

     We have audited the accompanying consolidated balance sheets of Energy Partners, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, "Valuation and Qualifying Accounts," for the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Partners, Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in note 2 to the consolidated financial statements, the Company changed their method of accounting for asset retirement obligations in 2003.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Energy Partners, Ltd.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO), and our report dated March 13, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                          /s/ KPMG LLP

New Orleans, Louisiana
March 13, 2005

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                2004        2003
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  93,537   $ 104,392
  Trade accounts receivable -- net of allowance for doubtful
     accounts of none in 2004 and $26 in 2003...............     59,341      35,315
  Other receivables.........................................      5,600          --
  Deferred tax assets.......................................      1,906       2,939
  Prepaid expenses..........................................      2,285       2,106
                                                              ---------   ---------
     Total current assets...................................    162,669     144,752
Property and equipment, at cost under the successful efforts
  method of accounting for oil and gas properties...........    769,331     598,101
Less accumulated depreciation, depletion and amortization...   (304,997)   (210,013)
                                                              ---------   ---------
     Net property and equipment.............................    464,334     388,088
Other assets................................................     15,970       6,575
Deferred financing costs -- net of accumulated amortization
  of $4,174 in 2004 and $3,267 in 2003......................      4,705       4,766
                                                              ---------   ---------
                                                              $ 647,678   $ 544,181
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  21,255   $  14,650
  Accrued expenses..........................................     59,387      42,487
  Fair value of commodity derivative instruments............      1,749       3,814
  Current maturities of long-term debt......................        108          99
                                                              ---------   ---------
     Total current liabilities..............................     82,499      61,050
Long-term debt..............................................    150,109     150,317
Deferred tax liabilities....................................     53,686      29,584
Asset retirement obligation.................................     45,064      40,577
Other.......................................................      1,271       1,168
                                                              ---------   ---------
                                                                332,629     282,696
Stockholders' equity:
  Preferred stock, $1 par value. Authorized 1,700,000
     shares; issued and outstanding: 2004 -- 344,399 shares;
     2003 -- 368,076 shares. Aggregate liquidation value:
     2004 -- $34,440; 2003 $36,808..........................     33,504      34,894
  Common stock, par value $0.01 per share. Authorized
     50,000,000 shares; issued and outstanding:
     2004 -- 36,618,084 shares; 2003 -- 32,241,981 shares...        367         323
  Additional paid-in capital................................    296,460     228,511
  Accumulated other comprehensive loss -- net of deferred
     taxes of $630 in 2004 and $1,373 in 2003...............     (1,119)     (2,441)
  Retained earnings.........................................     43,215         198
  Treasury stock, at cost. 2004 -- 3,480,441 shares;
     2003 -- no shares......................................    (57,378)         --
                                                              ---------   ---------
     Total stockholders' equity.............................    315,049     261,485
  Commitments and contingencies.............................
                                                              ---------   ---------
                                                              $ 647,678   $ 544,181
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2004       2003       2002
                                                              --------   --------   --------
Revenue:
  Oil and natural gas.......................................  $294,531   $229,703   $134,146
  Other.....................................................       679        484       (358)
                                                              --------   --------   --------
                                                               295,210    230,187    133,788
                                                              --------   --------   --------
Costs and expenses:
  Lease operating...........................................    40,617     36,693     34,400
  Taxes, other than on earnings.............................     9,263      7,650      6,572
  Exploration expenditures and dry hole costs...............    35,935     17,353     10,735
  Depreciation, depletion and amortization..................    92,353     81,927     64,513
  General and administrative:
     Stock-based compensation...............................     3,050      1,285        453
     Severance costs........................................        --         --      1,211
     Other general and administrative.......................    27,924     26,719     22,504
                                                              --------   --------   --------
       Total costs and expenses.............................   209,142    171,627    140,388
                                                              --------   --------   --------
Income (loss) from operations...............................    86,068     58,560     (6,600)
                                                              --------   --------   --------
Other income (expense):
  Interest income...........................................     1,219        380        107
  Interest expense..........................................   (14,355)   (10,174)    (6,988)
                                                              --------   --------   --------
                                                               (13,136)    (9,794)    (6,881)
                                                              --------   --------   --------
       Income (loss) before income taxes and cumulative
          effect of change in accounting principle..........    72,932     48,766    (13,481)
Income taxes................................................   (26,516)   (17,784)     4,682
                                                              --------   --------   --------
       Net income (loss) before cumulative effect of change
          in accounting principle...........................    46,416     30,982     (8,799)
Cumulative effect of change in accounting principle, net of
  income taxes of $1,276....................................        --      2,268         --
                                                              --------   --------   --------
       Net income (loss)....................................    46,416     33,250     (8,799)
Less dividends earned on preferred stock and accretion of
  discount..................................................    (3,399)    (3,545)    (3,330)
                                                              --------   --------   --------
       Net income (loss) available to common stockholders...  $ 43,017   $ 29,705   $(12,129)
                                                              ========   ========   ========
Earnings per share:
Basic:
  Before cumulative effect of change in accounting
     principle..............................................  $   1.31   $   0.89   $  (0.44)
  Cumulative effect of change in accounting principle.......        --       0.07         --
                                                              --------   --------   --------
  Basic earnings (loss) per share...........................  $   1.31   $   0.96   $  (0.44)
                                                              ========   ========   ========
Diluted:
  Before cumulative effect of change in accounting
     principle..............................................  $   1.20   $   0.87   $  (0.44)
  Cumulative effect of change in accounting principle.......        --       0.06         --
                                                              --------   --------   --------
  Diluted earnings (loss) per share.........................  $   1.20   $   0.93   $  (0.44)
                                                              ========   ========   ========
Weighted average common shares used in Computing income
  (loss) per share:
     Basic..................................................    32,861     30,822     27,467
     Incremental common shares..............................     5,788      4,753         --
                                                              --------   --------   --------
     Diluted................................................    38,649     35,575     27,467
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                               PREFERRED               TREASURY              COMMON            ADDITIONAL
                                 STOCK     PREFERRED    STOCK     TREASURY   STOCK    COMMON    PAID-IN
                                SHARES       STOCK      SHARES     STOCK     SHARES   STOCK     CAPITAL
                               ---------   ---------   --------   --------   ------   ------   ----------
Balance at December 31,
 2001........................      --       $    --        --     $     --   26,871    $269     $180,995
Effect of Hall-Houston
 acquisition.................     384        34,746        --           --     575        6        6,235
Stock-based compensation.....      --            --        --           --      93        1          618
Shares cancelled.............      --            --        --           --     (23)      --         (167)
Conversion of preferred
 stock.......................      (2)         (145)       --           --      17       --          145
Common stock issued to 401(K)
 plan........................      --            --        --           --       9       --           84
Dividends on preferred
 stock.......................      --            --        --           --      --       --           --
Accretion of discount on
 preferred stock.............      --           758        --           --      --       --           --
Comprehensive loss:
 Net loss....................      --            --        --           --      --       --           --
 Fair value of commodity
   derivative instruments....      --            --        --           --      --       --           --
Comprehensive loss...........
Other........................      --            --        --           --       8       --           55
                                  ---       -------     -----     --------   ------    ----     --------
Balance at December 31,
 2002........................     382        35,359        --           --   27,550     276      187,965
Stock-based compensation.....      --            --        --           --     131        1          783
Shares cancelled.............      --            --        --           --    (105)      (1)      (1,715)
Proceeds from public
 offering, net of costs......      --            --        --           --   4,211       42       37,535
Exercise of common stock
 options.....................      --            --        --           --     167        2        2,148
Conversion of warrants into
 common stock................      --            --        --           --      30       --          102
Conversion of preferred
 stock.......................     (14)       (1,418)       --           --     232        3        1,415
Common stock issued to 401(K)
 plan........................      --            --        --           --      16       --          174
Dividends on preferred
 stock.......................      --            --        --           --      --       --           --
Accretion of discount on
 preferred stock.............      --           953        --           --      --       --           --
Comprehensive income:
 Net income..................      --            --        --           --      --       --           --
 Fair value of commodity
   derivative instruments....      --            --        --           --      --       --           --
Comprehensive income.........
Other........................      --            --        --           --      10       --          104
                                  ---       -------     -----     --------   ------    ----     --------
Balance at December 31,
 2003........................     368        34,894        --           --   32,242     323      228,511
Stock-based compensation.....      --            --        --           --      81       --        1,782
Shares cancelled.............      --            --        13           --    (116)      --         (147)
Proceeds from public
 offering, net of costs......      --            --        --           --   3,467       35       57,343
Exercise of common stock
 options.....................      --            --        --           --     453        5        3,906
Tax impact of exercise of
 stock options...............      --            --        --           --      --       --        1,974
Equity offering costs........      --            --        --           --      --       --         (106)
Purchase of shares into
 treasury....................      --            --     3,467      (57,378)     --       --           --
Conversion of warrants into
 common stock................      --            --        --           --     175        1          319
Conversion of preferred
 stock.......................     (24)       (2,368)       --           --     277        2        2,366
Common stock issued to 401(K)
 plan........................      --            --        --           --      13       --          207
Dividends on preferred
 stock.......................      --            --        --           --      --       --           --
Accretion of discount on
 preferred stock.............      --           978        --           --      --       --           --
Comprehensive income:
 Net income..................      --            --        --           --      --       --           --
 Fair value of commodity
   derivative instruments....      --            --        --           --      --       --           --
Comprehensive income.........
Other........................      --            --        --           --      26        1          305
                                  ---       -------     -----     --------   ------    ----     --------
Balance at December 31,
 2004........................     344       $33,504     3,480     $(57,378)  36,618    $367     $296,460
                                  ===       =======     =====     ========   ======    ====     ========


                                ACCUMULATED
                                   OTHER        RETAINED
                               COMPREHENSIVE    EARNINGS
                                  INCOME        (DEFICIT)    TOTAL
                               -------------    ---------   --------
Balance at December 31,
 2001........................     $   981       $(17,378)   $164,867
Effect of Hall-Houston
 acquisition.................          --             --      40,987
Stock-based compensation.....          --             --         619
Shares cancelled.............          --             --        (167)
Conversion of preferred
 stock.......................          --             --          --
Common stock issued to 401(K)
 plan........................          --             --          84
Dividends on preferred
 stock.......................          --         (2,572)     (2,572)
Accretion of discount on
 preferred stock.............          --           (758)         --
Comprehensive loss:
 Net loss....................          --         (8,799)     (8,799)
 Fair value of commodity
   derivative instruments....      (3,152)            --      (3,152)
                                                            --------
Comprehensive loss...........                                (11,951)
                                                            --------
Other........................          --             --          55
                                  -------       --------    --------
Balance at December 31,
 2002........................      (2,171)       (29,507)    191,922
Stock-based compensation.....                         --         784
Shares cancelled.............          --             --      (1,716)
Proceeds from public
 offering, net of costs......          --             --      37,577
Exercise of common stock
 options.....................          --             --       2,150
Conversion of warrants into
 common stock................          --             --         102
Conversion of preferred
 stock.......................          --             --          --
Common stock issued to 401(K)
 plan........................          --             --         174
Dividends on preferred
 stock.......................          --         (2,592)     (2,592)
Accretion of discount on
 preferred stock.............          --           (953)         --
Comprehensive income:
 Net income..................          --         33,250      33,250
 Fair value of commodity
   derivative instruments....        (270)            --        (270)
                                                            --------
Comprehensive income.........                                 32,980
                                                            --------
Other........................          --             --         104
                                  --------      --------    --------
Balance at December 31,
 2003........................      (2,441)           198     261,485
Stock-based compensation.....                         --       1,782
Shares cancelled.............          --             --        (147)
Proceeds from public
 offering, net of costs......          --             --      57,378
Exercise of common stock               --
 options.....................                         --       3,911
Tax impact of exercise of              --
 stock options...............                         --       1,974
Equity offering costs........          --             --        (106)
Purchase of shares into
 treasury....................          --             --     (57,378)
Conversion of warrants into
 common stock................          --             --         320
Conversion of preferred
 stock.......................          --             --          --
Common stock issued to 401(K)
 plan........................          --             --         207
Dividends on preferred
 stock.......................          --         (2,421)     (2,421)
Accretion of discount on
 preferred stock.............          --           (978)         --
Comprehensive income:
 Net income..................          --         46,416      46,416
 Fair value of commodity
   derivative instruments....       1,322             --       1,322
                                                            --------
Comprehensive income.........                                 47,738
                                                            --------
Other........................          --             --         300
                                 --------       --------    --------
Balance at December 31,
 2004........................    $ (1,119)      $ 43,215    $315,049
                                 ========       ========    ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                2004        2003        2002
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  46,416   $  33,250   $ (8,799)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Cumulative effect of change in accounting principle,
       net of tax...........................................         --      (2,268)        --
     Depreciation, depletion and amortization...............     92,353      81,927     64,513
     (Gain) loss on disposal of assets......................       (282)       (207)       243
     Amortization of deferred revenue.......................         --          --     (3,420)
     Stock-based compensation...............................      3,100       1,285        453
     Deferred income taxes..................................     26,365      17,708     (4,653)
     Exploration expenditures...............................     26,730      12,810      5,909
     Non-cash effect of derivative instruments..............         --          --        514
     Amortization of deferred financing costs...............        907         902        370
     Other..................................................        293         271         52
     Changes in operating assets and liabilities, net of
       acquisition in 2002:
       Trade accounts receivable............................    (24,931)     (9,490)    (4,234)
       Other receivables....................................     (5,600)         --         --
       Prepaid expenses.....................................       (179)       (239)       154
       Other assets.........................................     (4,522)     (3,112)    (2,160)
       Accounts payable and accrued expenses................      6,180       4,814    (21,595)
       Other liabilities....................................     (1,756)       (949)    (1,930)
                                                              ---------   ---------   --------
          Net cash provided by operating activities.........    165,074     136,702     25,417
                                                              ---------   ---------   --------
Cash flows used in investing activities:
  Acquisition of business, net of cash acquired.............     (2,166)       (850)   (10,661)
  Property acquisitions.....................................     (6,551)     (6,030)    (1,922)
  Deposit paid on purchase of properties....................     (5,000)         --         --
  Exploration and development expenditures..................   (163,019)   (103,148)   (42,979)
  Other property and equipment additions....................       (562)       (608)      (405)
  Proceeds from sale of oil and gas assets..................        585         579      1,587
                                                              ---------   ---------   --------
          Net cash used in investing activities.............   (176,713)   (110,057)   (54,380)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Bank overdraft............................................         --          --       (808)
  Deferred financing costs..................................       (721)     (4,746)        --
  Repayments of long-term debt..............................       (199)   (118,362)   (15,541)
  Proceeds from long-term debt..............................         --      15,000     48,000
  Proceeds from senior notes offering.......................         --     150,000         --
  Proceeds from public stock offering, net of commissions...     57,378      38,000         --
  Purchase of shares into treasury..........................    (57,378)         --         --
  Equity offering costs.....................................       (106)       (479)        --
  Payment of preferred stock dividends......................     (2,421)     (2,592)    (2,572)
  Exercise of stock options and warrants....................      4,231         810         --
                                                              ---------   ---------   --------
          Net cash provided by financing activities.........        784      77,631     29,079
                                                              ---------   ---------   --------
          Net increase (decrease) in cash and cash
            equivalents.....................................    (10,855)    104,276        116
Cash and cash equivalents at beginning of year..............    104,392         116         --
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $  93,537   $ 104,392   $    116
                                                              =========   =========   ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION

     Energy Partners, Ltd. was incorporated on January 29, 1998 and is an independent oil and natural gas exploration and production company with operations concentrated in the shallow to moderate depth waters of the Gulf of Mexico Shelf as well as the contiguous onshore gulf coast region. The Company's future financial condition and results of operations will depend primarily upon prices received for its oil and natural gas production and the costs of finding, acquiring, developing and producing reserves.

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

  (b) PROPERTY AND EQUIPMENT

     The Company uses the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. Such determination does not exceed one year from completion of drilling. The Company does not currently drill in areas that require major capital expenditures before production can begin. Geological and geophysical costs are charged to expense as incurred.

     Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold cost is transferred to proved properties. Costs of undeveloped leases are expensed over the life of the leases. Capitalized costs of producing oil and natural gas properties are depreciated and depleted by the units-of-production method.

     The Company assesses the impairment of capitalized costs of proved oil and natural gas properties when circumstances indicate that the carrying value may not be recoverable. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or natural gas, unfavorable adjustments to reserve volumes, or other changes to contracts, environmental regulations or tax laws. The calculation is performed on a field-by-field basis, utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on the present value of expected future net cash flows over the economic lives of the reserves.

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

  (e) DEFERRED FINANCING COSTS

     Costs incurred to obtain debt financing are deferred and are amortized as additional interest expense over the maturity period of the related debt.

  (f) EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the conversion of convertible preferred stock shares, the exercise of warrants and stock options and the potential shares associated with restricted share units that would have a dilutive effect on earnings per share.

  (g) REVENUE RECOGNITION

     The Company uses the entitlement method for recording natural gas sales revenue. Under this method of accounting, revenue is recorded based on the Company's net working interest in field production. Deliveries of natural gas in excess of the Company's working interest are recorded as liabilities and under-deliveries are recorded as receivables. The Company had natural gas imbalance receivables of $1.4 million and $1.7 million at December 31, 2004 and 2003, respectively and had liabilities of $0.5 million at December 31, 2004 and 2003.

  (h) STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, highly-liquid investments with original maturities of three months or less are considered cash equivalents. At December 31, 2004 and 2003, interest-bearing cash equivalents were approximately $99.9 million and $110.4 million, respectively. Expenditures for exploratory dry holes incurred are excluded from operating cash flows and included in investing activities.

  (i) HEDGING ACTIVITIES

     The Company uses derivative commodity instruments to manage commodity price risks associated with future crude oil and natural gas production, but does not use them for speculative purposes. The Company's commodity price hedging program has utilized financially-settled zero-cost collar contracts to establish floor and ceiling prices on anticipated future crude oil and natural gas production and oil and natural gas swaps to fix the price of anticipated future crude oil and natural gas production. Accounting and reporting standards requiring that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, will be recognized in other comprehensive income (a component of stockholders' equity) until the forecasted transaction is settled, when the resulting gains and losses will be recorded in earnings. Hedge ineffectiveness is measured at least quarterly based on the changes in fair value between the derivative contract and the hedged item. Any change in fair value resulting from ineffectiveness, will be charged currently to other revenue.

  (j) STOCK-BASED COMPENSATION

     The Company has two stock award plans, the Amended and Restated 2000 Long Term Stock Incentive Plan and the 2000 Stock Option Plan for Non-Employee Directors (the Plans). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board's Opinion No. 25, "Accounting For Stock Issued To Employees" (Opinion No. 25). Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting For Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," (Statement 148) permit the continued use of the intrinsic value-based method prescribed by Opinion No. 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by Statement 123 had been applied. If compensation expense for the Plans had been determined using the fair-value method in Statement 123, the Company's net income (loss) and earnings (loss) per share would have been as shown in the pro forma amounts below:

                                                    2004            2003          2002
                                                -------------   -------------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) available to common
  stockholders:
  As reported.................................  $      43,017   $      29,705   $(12,129)
  Less: Pro forma stock based employee
     compensation cost, after tax.............          2,179           1,002      2,565
                                                -------------   -------------   --------
  Pro forma...................................  $      40,838   $      28,703   $(14,694)
                                                -------------   -------------   --------
Basic earnings (loss) per share:
  As reported.................................  $        1.31   $        0.96   $  (0.44)
  Pro forma...................................  $        1.24   $        0.93   $  (0.53)
Diluted earnings (loss) per share:
  As reported.................................  $        1.20   $        0.93   $  (0.44)
  Pro forma...................................  $        1.14   $        0.91   $  (0.53)
Average fair value of grants during the
  year........................................  $        6.19   $        4.67   $   2.72
Black-Scholes option pricing model
  assumptions:
  Risk free interest rate.....................            4.5%            4.5%       4.5%
  Expected life (years).......................              5               5          5
  Volatility..................................   43.0 to 45.0%   47.0 to 49.0%      35.0%
  Dividend yield..............................             --              --         --
Stock-based employee compensation cost, net of
  tax, included in net income (loss) as
  reported....................................  $         340   $          28   $    257

  (k) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. Many of the Company's receivables are from joint interest owners on properties of which the Company is the operator. Thus, the Company may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. The Company's crude oil and natural gas receivables are typically collected within two months. The Company accrues an allowance on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any allowance may be reasonably estimated. As of December 31, 2004 and 2003, the Company had an allowance for doubtful accounts of none and $25,960, respectively.

  (l) USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. The Company evaluates its estimates and assumptions on a regular basis. The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. The Company's actual results may differ from these estimates and assumptions used in preparation of its financial statements. Significant estimates with regard to these financial statements and related unaudited disclosures include the estimate of proved oil and natural gas reserve quantities and the related present value of estimated future net cash flows therefrom disclosed in note 22.

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

     In July 2003, Evercore exercised a contractual right to request the Company to register with the SEC for possible public sale 2.5 million shares of common stock. On August 8, 2003 the Company was informed by Evercore that it had priced a public offering of the 2.5 million shares of common stock at $10.40 per share. In October 2003, Evercore again exercised its contractual right to request the Company to register with the SEC for possible sale of all of Evercore's remaining approximately 4.5 million shares of common stock. On November 11, 2003 the Company was informed by Evercore that it had priced a public offering of all of these remaining shares of the Company's common stock at $11.75 per share. This offering completed the sale of Evercore's interest in the Company. The Company did not sell any shares in either of these offerings and did not receive any proceeds from the shares offered by the selling stockholders.

     On July 16, 2004 the Company filed a universal shelf registration statement which allows the Company to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. On November 10, 2004 the Company sold approximately 3.5 million shares of its common stock to the public pursuant to this shelf registration statement leaving us with the ability to issue an additional $239.6 million of securities under the shelf registration statement. Concurrent with this offering, the Company entered into a stock purchase agreement with EIF in which it purchased approximately 3.5 million shares of common stock owned by EIF at a price per share equal to the net proceeds per share received in the offering, before expenses. The Company therefore did not retain any of the proceeds from this offering and the stock has been recorded as treasury stock on the consolidated balance sheet at cost. The Company has no immediate plans to enter into any additional transactions under this registration statement, but plans to use the proceeds for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital.

(4)  EARNINGS PER SHARE

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the conversion of convertible preferred stock shares, and the exercise of warrants and stock options and the potential shares associated with restricted share units that would have a dilutive effect on earnings per share.

     The following table reconciles the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the years ended December 31, 2004 and 2003. The diluted loss per share calculation for the year ended December 31, 2002 produces results that are anti-dilutive, therefore, the diluted loss per share amount as reported for this period in the accompanying consolidated statements of operations is the same as the basic loss per share amount.

                                                   NET INCOME
                                                  AVAILABLE TO   WEIGHTED AVERAGE
                                                     COMMON       COMMON SHARES     EARNINGS
                                                  STOCKHOLDERS     OUTSTANDING      PER SHARE
                                                  ------------   ----------------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2004:
  Basic.........................................    $43,017           32,861          $1.31
  Effect of dilutive securities:
     Preferred stock............................      3,399            4,033
     Stock options..............................         --              638
     Warrants...................................         --            1,057
     Restricted share units.....................         --               60
                                                    -------           ------
  Diluted.......................................    $46,416           38,649          $1.20
                                                    =======           ======

                                                   NET INCOME
                                                  AVAILABLE TO   WEIGHTED AVERAGE
                                                     COMMON       COMMON SHARES     EARNINGS
                                                  STOCKHOLDERS     OUTSTANDING      PER SHARE
                                                  ------------   ----------------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended December 31, 2003:
  Basic.........................................    $29,705           30,822          $0.96
  Effect of dilutive securities:
     Preferred stock............................      3,545            4,310
     Stock options..............................         --              235
     Warrants...................................         --              208
                                                    -------           ------
  Diluted.......................................    $33,250           35,575          $0.93
                                                    =======           ======

(5)  SUPPLEMENTAL CASH FLOW INFORMATION

     The following is supplemental cash flow information:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                             2004      2003     2002
                                                            -------   ------   ------
                                                                 (IN THOUSANDS)
Interest paid.............................................  $14,323   $5,877   $4,616
Income taxes paid, net of refunds.........................  $   151   $   76   $  (29)

     The following is supplemental disclosure of non-cash financing activities:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               2004      2003     2002
                                                              -------   -------   -----
                                                                   (IN THOUSANDS)
Accretion of preferred stock................................  $  978    $  953    $758
Conversion of preferred stock...............................  $2,368    $1,418    $145
Exercise of options.........................................  $   --    $1,442    $ --

(6)  ACQUISITIONS

     On January 15, 2002, the Company closed the acquisition of Hall-Houston Oil Company (HHOC). The results of the operations have been included in the Company's consolidated financial statements since that date. HHOC was an oil and natural gas exploration and production company with operations focused in the shallow waters of the Gulf of Mexico. As a result of the acquisition, the Company strengthened its management team, expanded its exploration opportunities and achieved a reserve portfolio and production profile that was more balanced between oil and natural gas.

     The HHOC acquisition was completed for consideration consisting of $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (Series D Preferred Stock) with a fair value of $34.7 million discounted to reflect the increasing dividend rate, $38.4 million of 11% Senior Subordinated Notes (the Notes), due 2009 (immediately callable at par), 574,931 shares of common stock with a fair value of approximately $3.3 million determined based on the average market price of the Company's common stock over the period of two days before and after the terms of the acquisition were agreed to and announced, $9.0 million of cash including $3.9 million of accrued interest and prepayment fees paid to former debt holders, and warrants to purchase four million shares of the Company's common stock. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants had a fair value of approximately $3.0 million based on a third party valuation and became exercisable beginning January 15, 2003 and expiring on January 15, 2007. At December 31, 2004 there were 769,651 warrants outstanding with a strike price of $9.00 per share and 2,683,153 warrants outstanding with a strike price of $11.00 per share. In addition, the Company incurred approximately $3.6 million in expenses in connection with the acquisition and assumed HHOC's working capital deficit.

     In addition, former preferred stockholders of HHOC have the right to receive contingent consideration. Some of the former stockholders are employees of the Company, however, any contingent consideration payments are not tied to continued employment. The contingent consideration is based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by HHOC as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually from March 3, 2003 until March 1, 2007. The cumulative percentage remitted to the participants was 20% for the March 3, 2003 and 30% for the March 1, 2004 determination dates and is 35% for the March 1, 2005, 40% for the March 1, 2006 and 50% for the March 1, 2007 determination dates. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. On March 15, 2004 and March 17, 2003, the

Company capitalized, as additional purchase price, and paid additional consideration in cash, of $2.2 million and $0.9 million related to the March 1, 2004 and the March 3, 2003 contingent consideration determination dates, respectively. The Company does not expect the 2005 contingent consideration payment to exceed $1.0 million. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual valuations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price.

     The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

                                                               AT JANUARY 15, 2002
                                                              ----------------------
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
                                                                     ========

     Following the completion of the acquisition, management of the Company assessed the technical and administrative needs of the combined organization. As a result, 14 redundant positions were eliminated including finance, administrative, geophysical and engineering positions in New Orleans and Houston. Total severance costs under the plan were $1.2 million in 2002.

(7)  PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at December 31, 2004 and 2003:

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Proved oil and natural gas properties.......................  $750,850   $584,741
Unproved oil and natural gas properties.....................    13,275      8,716
Other.......................................................     5,206      4,644
                                                              --------   --------
                                                              $769,331   $598,101
                                                              --------   --------

     We analyze proved properties for impairment based on the proved reserves as determined by our independent reserve engineers. We recognized impairment expense of $6.9 million, $2.8 million and none in the years ending December 31, 2004, 2003 and 2002, respectively. The impairment expenses were related to our East Cameron 378 field in 2004 and our Ship Shoal 133 and West Cameron 149 fields in 2003.

     Substantially all of the Company's oil and natural gas properties serve as collateral for its bank facility.

(8)  ASSET RETIREMENT OBLIGATION

     In 2001, the FASB issued Statement 143. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, a corresponding increase in the carrying amount of the related long-lived asset and is effective for fiscal years beginning after June 15, 2002. The Company adopted Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. The Company previously recorded estimated costs of dismantlement, removal, site restoration and similar activities as part of its depreciation, depletion and amortization for oil and natural gas properties and recorded a separate liability for such amounts in other liabilities. The effect of adopting Statement 143 on the Company's results of operations and financial condition included a net increase in long-term liabilities of $14.2 million; an increase in net property, plant and equipment of $17.8 million; a cumulative effect of adoption income of $2.3 million, net of deferred income taxes of $1.3 million.

     The pro forma asset retirement obligations would have been $26.0 million at January 1, 2002 and $36.9 million at December 31, 2002 had the Company adopted Statement 143 on January 1, 2002. The following pro forma data summarizes the Company's net loss and net loss per share as if the Company had adopted the provisions of Statement 143 on January 1, 2002:

                                                                   YEAR ENDED
                                                               DECEMBER 31, 2002
                                                              --------------------
                                                                 (IN THOUSANDS,
                                                                EXCEPT PER SHARE
                                                                    AMOUNTS)
Net loss available to common stockholders, as reported......        $(12,129)
Pro forma adjustments to reflect retroactive adoption of
  Statement 143.............................................            (172)
                                                                    --------
Pro forma net loss..........................................        $(12,301)
                                                                    ========
Net loss per share:
  Basic -- as reported......................................        $  (0.44)
                                                                    ========
  Basic -- pro forma........................................        $  (0.45)
                                                                    ========
  Diluted -- as reported....................................        $  (0.44)
                                                                    ========
  Diluted -- pro forma......................................        $  (0.45)
                                                                    ========

     The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the year ended December 31, 2004:

                                                                   ASSET
                                                                 RETIREMENT
                                                                 OBLIGATION
                                                              ----------------
                                                               (IN THOUSANDS)
December 31, 2003...........................................      $40,577
  Accretion expense.........................................        3,569
  Liabilities incurred......................................        3,686
  Liabilities settled.......................................       (1,678)
  Revisions in estimated cash flows.........................       (1,090)
                                                                  -------
December 31, 2004...........................................      $45,064
                                                                  =======

(9)  LONG-TERM DEBT

     On August 5, 2003, the Company issued $150 million of 8.75% Senior Notes due 2010 (the Senior Notes) in a Rule 144A private offering (the Debt Offering) which allows unregistered transactions with qualified institutional buyers. In October 2003, the Company consummated an exchange offer pursuant to which it exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and all offering expenses, the Company received $145.3 million, which was used to redeem all of the outstanding 11% Senior Subordinated Notes Due 2009 (see note 6) and to repay substantially all of the borrowings outstanding under the Company's bank credit facility. In January 2005, the remainder of the net proceeds were used to purchase properties in south Louisiana as discussed in note 21.

     The Senior Notes mature on August 1, 2010 with interest payable each February 1 and August 1, commencing February 1, 2004. The Company may redeem the notes at its option, in whole or in part, at any time on or after August 1, 2007 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.375% in 2007 to 0% in 2009 and thereafter. In addition, at any time prior to August 1, 2006, the Company may redeem up to a maximum of 35% of the aggregate principal amount with the net proceeds of certain equity offerings at a price equal to 108.75% of the principal amount, plus accrued and unpaid interest. The notes are unsecured obligations and rank equal in right of payment to all existing and future senior debt, including the bank credit facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness. The indenture relating to the Senior Notes contains certain restrictions on the Company's ability to incur additional debt, pay dividends on its common stock, make investments, create liens on its assets, engage in transactions with its affiliates, transfer or sell assets and consolidate or merge substantially all of its assets. The Senior Notes are not subject to any sinking fund requirements.

     On August 3, 2004 the Company amended and extended to August 3, 2008 its bank credit facility. Under the amendment the initial borrowing base remained $60 million. The borrowing base was increased to $150 million at the time of our purchase of south Louisiana properties and reserves in January 2005 (see note
21). The borrowing base is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank credit facility permits both prime rate based borrowings and London interbank offered rate (LIBOR) borrowings plus a floating spread. The spread will float up or down based on the Company's utilization of the bank credit facility. The spread can range from 1.25% to 2.00% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank credit facility is secured by substantially all of the assets of the Company. In addition, the Company pays an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require the Company to: (i) maintain a minimum current ratio of
1.0 as defined in the bank credit facility, and (ii) maintain a minimum EBITDAX to interest ratio of 3.5 times. The Company was in compliance with its bank facility covenants as of December 31, 2004.

     Total long-term debt outstanding at December 31, 2004 and 2003 was as follows:

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Senior Notes, annual interest of 8.75%, payable August 1,
  2010......................................................  $150,000   $150,000
Bank facility, interest rate based on LIBOR borrowing rates
  plus a floating spread payable August 3, 2008, with
  weighted average interest commiserate with borrowings
  outstanding as indicated above............................        --        100
Financing note payable, annual interest of 7.99%, equal
  monthly payments, maturing February 2006..................       217        316
                                                              --------   --------
                                                               150,217    150,416
Less: Current maturities....................................       108         99
                                                              --------   --------
                                                              $150,109   $150,317
                                                              ========   ========

     Maturities of long-term debt as of December 31, 2004 were as follows (in thousands):

2005........................................................  $    108
2006........................................................       109
2007........................................................        --
2008........................................................        --
2009........................................................        --
Thereafter..................................................   150,000
                                                              --------
                                                              $150,217
                                                              ========

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

     Any dividends accrued on or prior to December 31, 2005 shall, when declared, be payable in cash at the dividend rate per-share based on the stated value of $100. Any dividends accrued after December 31, 2005 and on or before December 31, 2008 shall, when declared, be payable, at the option of the Company, either in cash at the dividend rate per-share based on the stated value of $100 or by issuing dividend shares having an aggregate value equal to the dividend rate per-share based on the stated value of $100. The Company may, at its option on or after December 31, 2004, redeem the Series D Preferred Stock in whole, at a redemption price per-share equal to $100 plus accrued and unpaid dividends. The Company may also, at its option, on any dividend payment date, exchange the Series D Preferred Stock, in whole, along with any unpaid dividends, for an equal principal amount of Exchangeable Notes. At the time of the exchange, holders of outstanding shares will be entitled to receive $100 principal amount of Exchangeable Notes for each $100 stated value of Series D Preferred Stock and accrued and unpaid dividends. The Exchangeable Notes mature January 15, 2009 and the coupon follows the same schedule as that of the dividends on the Series D Preferred Stock. Each share of the Series D Preferred Stock is convertible at the option of the record holder at any time, into the number of shares of common stock determined by dividing $100 by the conversion price of $8.54 as adjusted pursuant to the terms of the Series D Preferred Stock designation. In 2004, 23,676.74 shares of Series D Preferred Stock were converted into 277,240 shares of common stock and in 2003, 14,184.9 shares of Series D Preferred Stock were converted into 166,095 shares of common stock.

(11)  SIGNIFICANT CUSTOMERS

     The Company had oil and natural gas sales to three customers accounting for 22 percent, 14 percent and 13 percent, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2004. The Company had oil and natural gas sales to two customers accounting for approximately 30 percent and 10 percent, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2003. The Company had oil and natural gas sales to three customers accounting for approximately 41 percent, 27 percent and 11 percent, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2002.

(12)  HEDGING ACTIVITIES

     The Company enters into hedging transactions with major financial institutions to reduce exposure to fluctuations in the price of oil and natural gas. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded in other revenue, whereas gains and losses from the settlement of hedging contracts are recorded in oil and gas revenue in the statements of operations. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the NYMEX for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month. The Company also uses financially-settled crude oil and natural gas swaps, zero-cost collars and options used to provide floor prices with varying upside price participation.

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

     The Company had the following hedging contracts as of December 31, 2004:

                                 NATURAL GAS POSITIONS
----------------------------------------------------------------------------------------
                                                                        VOLUME (MMBTU)
                                           CONTRACT   STRIKE PRICE    ------------------
REMAINING CONTRACT TERM                      TYPE       ($/MMBTU)     DAILY      TOTAL
-----------------------                    --------   -------------   ------   ---------
01/05 - 12/05............................  Collar     $ 4.50/$10.75   20,000   7,300,000

                                  CRUDE OIL POSITIONS
----------------------------------------------------------------------------------------
                                                                        VOLUME (BBLS)
                                           CONTRACT   STRIKE PRICE    ------------------
REMAINING CONTRACT TERM                      TYPE        ($/BBL)      DAILY      TOTAL
-----------------------                    --------   -------------   ------   ---------
1/05 - 12/05.............................  Collar     $31.00/$44.05    2,000     730,000

     Subsequent to December 31, 2004, we entered into the following contracts:

                                 NATURAL GAS POSITIONS
----------------------------------------------------------------------------------------
                                                                        VOLUME (MMBTU)
                                           CONTRACT   STRIKE PRICE    ------------------
REMAINING CONTRACT TERM                      TYPE       ($/MMBTU)     DAILY      TOTAL
-----------------------                    --------   -------------   ------   ---------
07/05 - 12/05............................  Collar     $ 5.00/$10.00   15,000   2,760,000
01/06 - 12/06............................  Collar     $  5.00/$9.51   15,000   5,475,000
01/07 - 12/07............................  Collar     $  5.00/$8.00   10,000   3,650,000

     For the years ended December 31, 2004, 2003 and 2002, settlements of hedging contracts reduced oil and gas revenues by $15.2, $11.5 and $5.0 million, respectively. The Company has not discontinued hedge accounting treatment in the years presented, and therefore, has not reclassified any gains or losses into earnings as a result.

     The following table reconciles the change in accumulated other comprehensive income for the years ended December 31, 2004 and 2003:

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2004
                                                              -----------------
                                                               (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31,
  2003......................................................            $(2,441)
Net income..................................................  $46,416
Other comprehensive income -- net of tax
  Hedging activities
     Reclassification adjustments for settled
      contracts -- net of taxes of $(5,475).................    9,734
     Changes in fair value of outstanding hedging
      positions -- net of taxes of $4,732...................   (8,412)
                                                              -------
       Total other comprehensive income.....................    1,322     1,322
                                                              -------   -------
Comprehensive income........................................  $47,738
                                                              =======
Accumulated other comprehensive loss as of December 31,
  2004 -- net of taxes of $630..............................            $(1,119)
                                                                        =======

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2003
                                                              -----------------
                                                               (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31,
  2002......................................................            $(2,171)
Net income..................................................  $33,250
Other comprehensive loss -- net of tax
  Hedging activities
     Reclassification adjustments for settled
      contracts -- net of taxes of $(4,139).................    7,359
     Changes in fair value of outstanding hedging
      positions -- net of taxes of $4,291...................   (7,629)
                                                              -------
       Total other comprehensive loss.......................     (270)     (270)
                                                              -------   -------
Comprehensive income........................................  $32,710
                                                              =======
Accumulated other comprehensive loss as of December 31,
  2003 -- net of taxes of $1,373............................            $(2,441)
                                                                        =======

     Based upon current prices, the Company expects to transfer approximately $1.7 million of pretax net deferred losses in accumulated other comprehensive income as of December 31, 2004 to earnings during 2005 when the forecasted transactions actually occur.

(13)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2004 and 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, noncurrent assets, trade accounts payable and accrued expenses and derivative instruments, all of which had fair values approximating carrying amounts. The fair value of current and long-term debt is estimated based on current rates offered the Company for debt of the same maturities. The Company has off-balance sheet exposures relating to certain financial guarantees and letters of credit. The fair value of these, which represents fees associated with obtaining the instruments, was nominal.

                                                     2004                    2003
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
                                                            (IN THOUSANDS)
Financial liabilities:
  Current and long-term debt:
     The Senior Notes......................  $150,000    $163,500    $150,000    $156,000
     Bank credit facility..................        --          --         100         100
     Financing note payable................       217         217         316         316

(14)  INCOME TAXES

     Components of income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                           CURRENT   DEFERRED    TOTAL
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
2004:
  Federal................................................   $151     $24,904    $25,055
  State..................................................     --       1,461      1,461
                                                            ----     -------    -------
                                                            $151     $26,365    $26,516
                                                            ====     =======    =======
2003:
  Federal................................................   $ 76     $16,701    $16,777
  State..................................................     --       1,007      1,007
                                                            ----     -------    -------
                                                            $ 76     $17,708    $17,784
                                                            ====     =======    =======
2002:
  Federal................................................   $(29)    $(4,393)   $(4,422)
  State..................................................     --        (260)      (260)
                                                            ----     -------    -------
                                                            $(29)    $(4,653)   $(4,682)
                                                            ====     =======    =======

     The reasons for the differences between the effective tax rates and the "expected" corporate federal income tax rate of 34% is as follows:

                                                                 PERCENTAGE OF
                                                                PRETAX EARNINGS
                                                              -------------------
                                                              2004   2003   2002
                                                              ----   ----   -----
Expected tax rate...........................................  34.0%  34.0%  (34.0)%
Stock-based compensation....................................   0.0    0.6     1.0
State taxes.................................................   2.0    2.1    (1.9)
Other.......................................................   0.4   (0.2)    0.2
                                                              ----   ----   -----
                                                              36.4%  36.5%  (34.7)%
                                                              ====   ====   =====

     The tax effects of temporary differences that give rise to significant portions of the current tax asset and net deferred tax liability at December 31, 2004 and 2003 are presented below:

                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Current deferred tax assets:
  Fair value of commodity derivative instruments............  $    630   $  1,373
  Accrued bonus compensation................................     1,276      1,566
                                                              --------   --------
     Current deferred tax assets............................  $  1,906   $  2,939
                                                              ========   ========
Deferred tax assets:
  Restricted stock awards and options.......................  $  1,531   $    810
  Federal and state net operating loss carryforwards........    15,916     18,559
  Other.....................................................       498        439
Deferred tax liability:
  Property, plant and equipment, principally due to
     differences in depreciation............................   (71,631)   (49,392)
                                                              --------   --------
     Net non-current deferred tax liability.................  $(53,686)  $(29,584)
                                                              ========   ========

     At December 31, 2004, the Company had net operating loss carryforwards of approximately $44.3 million, which are available to reduce future federal taxable income. The net operating loss carryforwards begin expiring in the years 2018 through 2022. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized through future earnings and, reversal of taxable temporary differences. As a result, no valuation allowance has been provided at December 31, 2004 and 2003. The 2004 tax provision includes the use of $9.0 million of net operating loss carryforwards.

(15)  EMPLOYEE BENEFIT PLANS

     The Company has a long term incentive plan authorizing various types of market and performance based incentive awards which may be granted to officers and employees. The Amended and Restated 2000 Long Term Stock Incentive Plan (the
Plan) provides for the grant of stock options for which the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. The options have a term of 10 years and generally vest over 3 years. The Plan also provides for restricted stock, restricted share units and performance share awards. The amended plan was approved by stockholders on May 9, 2002 and is administered by the Compensation Committee of the board of directors or such other committee as may be designated by the board of directors. The Compensation Committee is authorized to select the employees of the Company and its subsidiaries and affiliates who will receive awards, to determine the types of awards to be granted to each person, and to establish the terms of each award. The total number of shares that may be issued under the plan for all types of awards is 4,800,000.

     In April 2000, an employee, pursuant to her employment agreement, was granted 90,000 shares of restricted stock and stock options to purchase 375,000 shares of common stock. The restricted stock granted became fully vested in 2002. The stock options vested and were exercisable at the prices as follows:
150,000 shares at $7.67 per share in April 2001, 150,000 shares at $8.82 per share in April 2002 and the remaining shares at $10.14 per share in April 2003. The grant date fair value of the restricted stock and options was $17.00.

     The Company issued restricted stock and restricted share unit awards to employees and officers in the amount of 333,759 in 2004, 131,754 in 2003 and 92,990 in 2002. The restrictions on this stock generally lapse on the first, second and third anniversary of the date of grant and require that the employee remain employed by the Company during the vesting period. The weighted average grant-date fair value of restricted shares granted in the years ended December 31, 2004, 2003 and 2002 was approximately $15.23, $10.12 and $8.19, respectively.

     The Company has recognized non-cash compensation expense of $1.8 million, $0.8 million and $0.5 million in 2004, 2003 and 2002, respectively, related to the restricted share and stock option grants. At December 31, 2004, there was $3.4 million of deferred stock based compensation expense related to the restricted share awards, which will be recognized over the remaining vesting periods.

     In 2004 and 2003, respectively, 137,000 and 141,500 performance shares were awarded of which 54,167 and 13,333 were forfeited in 2004 and 2003, respectively, leaving 211,000 performance shares outstanding at December 31, 2004. These shares cliff vest at the end of three years and are based on the attainment of certain performance goals. The expected fair value of the shares on the vesting date is charged to expense ratably over the vesting period unless it is determined that the performance goals will not be met. The Company recognized non-cash compensation expense of $1.3 million and $0.5 million related to these awards in 2004 and 2003, respectively.

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

     A summary of stock options granted under the incentive plans for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                 2004                   2003                   2002
                         --------------------   --------------------   --------------------
                                     WEIGHTED               WEIGHTED               WEIGHTED
                                     AVERAGE                AVERAGE                AVERAGE
                         NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                         ---------   --------   ---------   --------   ---------   --------
Outstanding at
  beginning of year....  2,009,282    $ 9.68    1,997,965    $ 9.30    1,094,282    $10.76
Granted................    637,000    $14.01      519,200    $10.18    1,110,426    $ 7.96
Exercised..............   (453,492)   $ 8.73     (232,871)   $ 7.98           --    $   --
Forfeited..............   (160,461)   $11.75     (275,012)   $ 8.87     (206,743)   $ 9.85
                         ---------              ---------              ---------
Outstanding at end of
  year.................  2,032,329    $11.09    2,009,282    $ 9.68    1,997,965    $ 9.30
                         =========              =========              =========
Exercisable at end of
  year.................  1,247,964    $10.78      840,027    $10.13      551,349    $10.16
                         =========              =========              =========
Available for future
  grants...............  1,508,851              2,584,978              2,869,045
                         =========              =========              =========

     A summary of information regarding stock options outstanding at December 31, 2004 is as follows:

                                           OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                    ----------------------------------   --------------------
                                                 REMAINING    WEIGHTED              WEIGHTED
                                                CONTRACTUAL   AVERAGE                AVERAGE
RANGE OF EXERCISE PRICES             SHARES        LIFE        PRICE      SHARES      PRICE
------------------------            ---------   -----------   --------   --------   ---------
$ 7.10 - $10.55..................   1,018,496   6.5 years..    $ 9.08    650,764     $ 8.99
$10.55 - $15.00..................     963,833   7.9 years..    $12.80    597,200     $12.74
$15.00 - $19.00..................      50,000   9.9 years..    $18.97         --     $   --

     The Company also has a 401(k) Plan that covers all employees. The 401(k) Plan was amended in 2002 such that, commencing July 1, 2002 the Company matches 50% of each individual participant's contribution not to exceed 2% of the participant's compensation. By a subsequent amendment in November 2004, the Company match was increased, effective January 1, 2005, to 100% of each individual participant's contribution not to exceed 6% of the participant's compensation. The contributions may be in the form of cash or the Company's common stock. The Company made matching contributions to the 401(k) Plan of 13,210, 15,343 and 9,206 shares of common stock in 2004, 2003 and 2002 valued at approximately $207,000, $175,000 and $84,000, respectively.

(16)  COMMITMENTS AND CONTINGENCIES

     The Company has operating leases for office space and equipment, which expire on various dates through 2011. In addition, the Company has agreed to purchase seismic-related services which expire on various dates through 2006.

     Future minimum commitments as of December 31, 2004 under these operating obligations are as follows (in thousands):

2005........................................................  $ 6,441
2006........................................................    3,584
2007........................................................    1,983
2008........................................................    1,972
2009........................................................    1,459
Thereafter..................................................    2,015
                                                              -------
                                                              $17,454
                                                              =======

     Expense relating to operating obligations for the years ended December 31, 2004, 2003 and 2002 was $6.3 million, $3.7 million and $3.3 million, respectively.

     Commencing January 1, 2002, the Company was required to make monthly deposits of $250,000 into a trust for future abandonment costs at East Bay. The Company was not entitled to access the trust fund in order to draw funds for abandonment purposes prior to December 31, 2003. Monthly deposits were not required to be made for fiscal year 2004 and are to resume January 1, 2005. Beginning December 31, 2003 the minimum balance in the trust must be maintained at $6.0 million (with a maximum balance not to exceed $15.0 million) until such time that the remaining abandonment obligation is less than that amount. Therefore if funds are drawn to pay for ongoing abandonment activities, deposits may be necessary. These deposits are classified as other assets in the accompanying consolidated balance sheets.

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

(17)  RELATED PARTY

     Pursuant to the Company's stockholder agreement with Evercore, the Company paid an affiliate of Evercore a monitoring fee of $250,000 for the years 2003 and 2002. The requirement to pay this fee ceased in November 2003 when Evercore's beneficial ownership of the Company's stock became less than 10% and the stockholder agreement terminated by its terms. An affiliate of Evercore provided investment-banking advisory services to the Company in relation to the January 2002 acquisition of HHOC. The Company paid $0.4 million for these services in 2002.

(18)  INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of consolidated unaudited interim financial information for the years ended December 31, 2004 and 2003:

                                                               THREE MONTHS ENDED
                                           -----------------------------------------------------------
                                            MARCH 31      JUNE 30      SEPTEMBER 30      DECEMBER 31
                                           -----------   ----------   ---------------   --------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
2004
Revenues.................................    $63,472      $75,067         $74,117          $82,554
Costs and expenses.......................     48,391       48,658          55,736           56,357
                                             -------      -------         -------          -------
Income from operations...................     15,081       26,409          18,381           26,197
Net income...............................      7,446       14,656           9,569           14,745
Net income available to common
  stockholders...........................      6,517       13,835           8,746           13,919
Earnings per share:
  Basic..................................    $  0.20      $  0.42         $  0.27          $  0.42
  Diluted................................       0.20         0.38            0.25             0.37
2003
Revenues.................................    $57,237      $54,219         $58,879          $59,852
Costs and expenses.......................     36,832       40,572          45,293           48,930
                                             -------      -------         -------          -------
Income from operations...................     20,405       13,647          13,586           10,922
Net income...............................     14,182        7,564           6,724            4,780
Net income available to common
  stockholders...........................     13,327        6,611           5,841            3,926
Earnings per share:
  Basic..................................    $  0.48      $  0.21         $  0.18          $  0.12
  Diluted................................       0.44         0.21            0.18             0.12

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2004

                                                 PARENT
                                                 COMPANY     GUARANTOR
                                                  ONLY      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
                                                ASSETS
Current assets:
  Cash and cash equivalents...................  $  93,537     $     --      $      --      $  93,537
  Accounts receivable.........................     64,543          398             --         64,941
  Other current assets........................      4,191           --             --          4,191
                                                ---------     --------      ---------      ---------
     Total current assets.....................    162,271          398             --        162,669
Property and equipment........................    572,809      196,522             --        769,331
Less accumulated depreciation, depletion and
  amortization................................   (224,185)     (80,812)            --       (304,997)
                                                ---------     --------      ---------      ---------
     Net property and equipment...............    348,624      115,710             --        464,334
Investment in affiliates......................     84,165           --        (84,165)            --
Notes receivable, long-term...................         --       70,362        (70,362)            --
Other assets..................................     15,695        4,980             --         20,675
                                                ---------     --------      ---------      ---------
                                                $ 610,755     $191,450      $(154,527)     $ 647,678
                                                =========     ========      =========      =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.......  $  80,036     $    606      $      --      $  80,642
  Fair value of commodity derivative
     instruments..............................      1,749           --             --          1,749
  Current maturities of long-term debt........         --          108             --            108
                                                ---------     --------      ---------      ---------
     Total current liabilities................     81,785          714             --         82,499
Long-term debt................................    150,000       70,471        (70,362)       150,109
Other liabilities.............................     63,921       36,100             --        100,021
                                                ---------     --------      ---------      ---------
                                                  295,706      107,285        (70,362)       332,629
Stockholders' equity:
  Preferred stock.............................     33,504           --             --         33,504
  Common stock................................        367           --             --            367
  Additional paid-in capital..................    296,460           --             --        296,460
  Accumulated other comprehensive loss........     (1,119)          --             --         (1,119)
  Retained earnings...........................     43,215       84,165        (84,165)        43,215
  Treasury stock..............................    (57,378)          --             --        (57,378)
                                                ---------     --------      ---------      ---------
     Total stockholders' equity...............    315,049       84,165        (84,165)       315,049
                                                ---------     --------      ---------      ---------
                                                $ 610,755     $191,450      $(154,527)     $ 647,678
                                                =========     ========      =========      =========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2004

                                                  PARENT
                                                 COMPANY     GUARANTOR
                                                   ONLY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 --------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
Revenue:
  Oil and gas..................................  $226,339     $68,192        $     --       $294,531
  Other........................................    26,034         378         (25,733)           679
                                                 --------     -------        --------       --------
                                                  252,373      68,570         (25,733)       295,210
Costs and expenses:
  Lease operating expenses.....................    22,820      17,797              --         40,617
  Taxes, other than on earnings................     2,718       6,545              --          9,263
  Exploration expenditures.....................    34,591       1,344              --         35,935
  Depreciation, depletion and amortization.....    76,084      16,269              --         92,353
  General and administrative...................    30,070      15,904         (15,000)        30,974
                                                 --------     -------        --------       --------
     Total costs and expenses..................   166,283      57,859         (15,000)       209,142
                                                 --------     -------        --------       --------
Income from operations.........................    86,090      10,711         (10,733)        86,068
                                                 --------     -------        --------       --------
Interest expense, net..........................   (13,158)         22              --        (13,136)
                                                 --------     -------        --------       --------
Income before income taxes.....................    72,932      10,733         (10,733)        72,932
Income taxes...................................   (26,516)         --              --        (26,516)
                                                 --------     -------        --------       --------
Net income.....................................  $ 46,416     $10,733        $(10,733)      $ 46,416
                                                 ========     =======        ========       ========

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2004

                                                  PARENT
                                                 COMPANY     GUARANTOR
                                                   ONLY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 --------   ------------   ------------   ------------
                                                                    (IN THOUSANDS)
Net cash provided by operating activities......  $141,906     $24,530        $(1,362)       $165,074
Cash flows used in investing activities:
  Acquisition of business, net of cash
     acquired..................................    (2,166)         --             --          (2,166)
  Property acquisitions........................    (4,025)     (2,526)            --          (6,551)
  Deposit paid on purchase of properties.......        --      (5,000)            --          (5,000)
  Exploration and development expenditures.....  (147,476)    (15,543)            --        (163,019)
  Other property and equipment additions.......      (562)         --             --            (562)
  Proceeds from the sale of oil and natural gas
     assets....................................       585          --             --             585
                                                 --------     -------        -------        --------
Net cash used in investing activities..........  (153,644)    (23,069)            --        (176,713)
Cash flows provided by (used in) financing
  activities:
  Deferred financing costs.....................      (721)         --             --            (721)
  Repayments of long-term debt.................      (100)     (1,461)         1,362            (199)
  Equity offering costs........................      (106)         --             --            (106)
  Proceeds from public offering net of
     commissions...............................    57,378          --             --          57,378
  Purchase of shares into treasury.............   (57,378)         --             --         (57,378)
  Dividends paid...............................    (2,421)         --             --          (2,421)
  Exercise of stock options and warrants.......     4,231          --             --           4,231
                                                 --------     -------        -------        --------
Net cash provided by (used in) financing
  activities...................................       883      (1,461)         1,362             784
                                                 --------     -------        -------        --------
Net decrease in cash and cash equivalents......   (10,855)         --             --         (10,855)
Cash and cash equivalents at the beginning of
  the period...................................   104,392          --             --         104,392
                                                 --------     -------        -------        --------
Cash and cash equivalents at the end of the
  period.......................................  $ 93,537     $    --        $    --        $ 93,537
                                                 ========     =======        =======        ========

(20)  NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("Statement 151"). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company's assessment of the provisions of Statement 151 is that it is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152 "Accounting for Real Estate Time-Sharing Transactions -- An Amendment to FASB Statements No. 66 and 67" ("Statement No. 152"). Statement 152 amends FASB Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." Statement 152 also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. The Company's assessment of the provisions of Statement 152 is that it is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Non-monetary assets -- an amendment of APB Opinion No. 29" ("Statement 153"). Statement 153 amends Accounting Principles Board (APB) Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 does not apply to a pooling of assets in a joint undertaking intended to fund, develop, or produce oil or natural gas from a particular property or group of properties. The provisions of Statement 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early adoption is permitted and the provisions of Statement 153 should be applied prospectively. The Company's assessment of the provisions of Statement 153 is that it is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-Revised 2004, "Share-Based Payment," ("Statement 123R"). This is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees." The Company currently accounts for stock-based compensation under the provisions of APB No. 25. Under Statement 123R, the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in Statement 123R, will be recognized as an addition to paid-in capital. This is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of Statement 123R on its financial statements, including different option-pricing models. Note (2)(j) illustrates the current effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123.

(21)  SUBSEQUENT EVENTS -- (UNAUDITED)

     On January 20, 2005, the Company closed an acquisition of properties and reserves in south Louisiana for $146.0 million in cash, after adjustments for the exercise of preferential rights by third parties and preliminary closing adjustments. The acquisition is composed of nine fields, four of which were producing at the time of the closing through 14 wells, with estimated proved reserves of 51.2 Bcfe. Also included were interests in 22 exploratory prospects. The transaction expands the Company's exploration opportunities in its expanded focus area and further reduces the concentration of its reserves and production. Upon the signing of the purchase agreement, the Company paid a $5.0 million deposit in 2004 toward the purchase price which is recorded as other assets in the consolidated balance sheet, and concurrent with the closing, the borrowing base under the Company's bank credit facility was increased to provide for a $150 million borrowing base of which $60 million was drawn to fund the acquisition. In connection with the acquisition, the Company has also entered into a two-year agreement with the seller of the properties that defines an area of mutual interest ("AMI") encompassing over one million acres. The Company intends to continue to explore and develop oil and gas reserves in the AMI over the next two years jointly with the seller. The proved reserves, prospects and the AMI are in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana. The Company does not have enough information at this time to prepare the purchase price allocation, however, it believes that the entire purchase price will be allocated to oil and natural gas assets and asset retirement obligation. The results of operations of the acquired properties will be included in the Company's 2005 consolidated statement of operations following the closing date of January 20, 2005.

     On March 8, 2005, the Company closed the acquisition of the remaining 50% gross working interest in South Timbalier 26, above approximately 13,000 feet subsea that it did not already own, from Apache Corporation for approximately $21.0 million after preliminary closing adjustments from the effective date of December 1, 2004. As a result of the acquisition, the Company now owns a 100% gross working interest in this field. The acquisition expands the Company's interest in its core Greater Bay Marchand area and gives the Company additional flexibility in undertaking the future development of the South Timbalier 26 field. The Company does not have enough information at this time to prepare the purchase price allocation, however, it believes that the entire purchase price will be allocated to oil and natural gas assets and asset retirement obligation. The results of operations of the additional interest acquired will be included in the Company's 2005 consolidated statement of operations for periods following the closing of the acquisition.

     On February 28, 2005, the Company gave notice of the redemption of all of the Series D Preferred Stock issued in connection with the HHOC acquisition (notes 6 and 10) that remain outstanding on the redemption date of March 21, 2005. The redemption price is $100 per share plus accrued and unpaid dividends to the redemption date, which are estimated to be $1.75 per share. Holders of record have the right to convert their shares into shares of common stock through the close of business on March 18, 2005. As of February 28, 2005, 115,100.11 shares of Series D Preferred Stock remained outstanding convertible into a total of 1,347,776 shares of common stock.

(22)  SUPPLEMENTARY OIL AND NATURAL GAS DISCLOSURES -- (UNAUDITED)

     Our December 31, 2004, 2003 and 2002 estimates of proved reserves are based on reserve reports prepared by Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P., independent petroleum engineers. Users of this information should be aware that the process of estimating quantities of "proved" and "proved developed" natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved-developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the Company's net proved reserves, including the changes therein, and proved-developed reserves:

                                                              CRUDE OIL   NATURAL GAS
                                                               (MBBLS)      (MMCF)
                                                              ---------   -----------
Proved-developed and undeveloped reserves:
December 31, 2001...........................................   25,462        61,797
  Purchase of reserves in place.............................      223        57,728
  Extensions, discoveries and other additions...............    2,117        32,492
  Revisions.................................................    1,525        (5,295)
  Production................................................   (2,974)      (19,765)
                                                               ------       -------
December 31, 2002...........................................   26,353       126,957
  Purchases of reserves in place............................       --            --
  Extensions, discoveries and other additions...............    2,275        40,270
  Revisions.................................................    1,698        (4,135)
  Production................................................   (2,912)      (28,688)
                                                               ------       -------
December 31, 2003...........................................   27,414       134,404
  Extensions, discoveries and other additions...............    3,231        67,049
  Revisions.................................................    1,296       (21,570)
  Production................................................   (3,171)      (30,048)
                                                               ------       -------
December 31, 2004...........................................   28,770       149,835
                                                               ======       =======
Proved-developed reserves:
  December 31, 2002.........................................   21,070        70,014
  December 31, 2003.........................................   22,306        71,531
  December 31, 2004.........................................   24,737       102,760

     Capitalized costs for oil and natural gas producing activities consist of the following:

                                                                2004        2003
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Proved properties...........................................  $ 750,850   $ 584,741
Unproved properties.........................................     13,275       8,716
Accumulated depreciation, depletion and amortization........   (301,639)   (207,237)
                                                              ---------   ---------
  Net capitalized costs.....................................  $ 462,486   $ 386,220
                                                              =========   =========

     Costs incurred for oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Business combinations
  Proved properties..................................  $  2,166   $    850   $116,415
  Unproved properties................................        --         --      7,616
                                                       --------   --------   --------
Total business combinations..........................     2,166        850    124,031
  Lease acquisitions.................................     6,551      6,030      1,922
  Exploration........................................   113,278     60,170     27,083
  Development........................................    72,235     45,682     39,061
  Asset retirement liabilities incurred..............     3,686        812         --
  Asset retirement revisions.........................      (189)     2,519         --
                                                       --------   --------   --------
Costs incurred.......................................  $197,727   $116,063   $192,097
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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

                                                      2004         2003         2002
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Future cash inflows..............................  $2,136,571   $1,672,895   $1,392,062
  Future production costs........................    (570,552)    (441,042)    (355,131)
  Future development and abandonment costs.......    (294,936)    (264,404)    (220,946)
  Future income tax expense......................    (358,421)    (245,934)    (183,377)
                                                   ----------   ----------   ----------
Future net cash flows after income taxes.........     912,662      721,515      632,608
10% annual discount for estimated timing of cash
  flows..........................................    (244,994)    (192,100)    (155,707)
                                                   ----------   ----------   ----------
Standardized measure of discounted future net
  cash flows.....................................  $  667,668   $  529,415   $  476,901
                                                   ==========   ==========   ==========

     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                      2004        2003        2002
                                                    ---------   ---------   ---------
                                                             (IN THOUSANDS)
Beginning of the period...........................  $ 529,415   $ 476,901   $ 123,377
Sales and transfers of oil and natural gas
  produced, net of production costs...............   (247,007)   (185,360)    (93,174)
Net changes in prices and production costs........    140,169      59,988     247,642
Extensions, discoveries and improved recoveries,
  net of future production costs..................    270,223     149,459     131,796
Revision of quantity estimates....................    (50,384)     18,380       9,927
Previously estimated development costs incurred
  during the period...............................     55,893      21,379      32,189
Purchase and sales of reserves in place...........         --          --     179,772
Changes in estimated future development costs.....     (7,300)    (15,851)    (19,403)
Changes in production rates (timing) and other....     (8,819)    (37,680)    (22,510)
Accretion of discount.............................     70,124      60,827      12,912
Net change in income taxes........................    (84,646)    (18,628)   (125,627)
                                                    ---------   ---------   ---------
Net increase......................................    138,523      52,514     353,524
                                                    ---------   ---------   ---------
End of period.....................................  $ 667,668   $ 529,415   $ 476,901
                                                    =========   =========   =========

     The December 31, 2004 computation was based on period-end prices of $6.23 per Mcf for natural gas and $41.84 per barrel for crude oil. The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2003 was based on period-end prices of $6.15 per Mcf for natural gas and $30.88 per barrel for crude oil. The December 31, 2002 computation was based on period-end prices of $4.83 per Mcf for natural gas and $29.53 per barrel for crude oil. Spot prices as of February 25, 2005 were $6.33 per Mmbtu for natural gas and $48.25 per barrel for crude oil before adjustment for lease quality, transportation fees and price differentials.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT        ADDITIONS                    BALANCE AT
                                              THE BEGINNING   CHARGED TO COSTS                  THE END
                                               OF THE YEAR      AND EXPENSES     DEDUCTIONS   OF THE YEAR
                                              -------------   ----------------   ----------   -----------
                                                                    (IN THOUSANDS)
Allowance for doubtful accounts:
2002........................................       272               7               --           279
2003........................................       279              --              253            26
2004........................................        26              --               26            --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met. See Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm -- Internal Control Over Financial Reporting, which are included herein.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as set forth below, for information required by Item 10 regarding our directors and executive officers, see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 12, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and "Part I -- Item 4A. Executive Officers".

     Code of Ethics -- The Company has adopted a code of ethics that applies to all directors and employees, including our chief executive officer, chief financial officer and controller which is available on our website at www.eplweb.com. A copy is also available by writing to the Secretary of the Company at 210 St. Charles

Avenue, Suite 3400, New Orleans, Louisiana, 70170. The Company will post on its website any waiver the Code of Conduct granted to any of its directors or executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     For information required by Item 11 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 12, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Except as set forth below, for the information required by Item 12 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 12, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of December 31, 2004, with respect to compensation plans under which our equity securities are authorized for issuance.

                                NUMBER OF SECURITIES         WEIGHTED
                                  TO BE ISSUED UPON      AVERAGE EXERCISE     NUMBER OF SECURITIES
                               EXERCISE OF OUTSTANDING       PRICE OF        REMAINING AVAILABLE FOR
                                  OPTIONS, WARRANTS        OUTSTANDING      FUTURE GRANT UNDER EQUITY
                                    AND RIGHTS(1)           OPTIONS(2)         COMPENSATION PLANS
                               -----------------------   ----------------   -------------------------
Equity compensation plans
  approved by stockholders...         1,707,494               $10.78                1,508,851
Equity compensation plans not
  approved by stockholders...                --                   --                       --

---------------

(1) Comprised of 1,247,964 shares subject to issuance upon the exercise of options, 211,000 shares issued as performance shares and 248,530 shares to be issued upon the lapsing of restrictions associated with restricted share units

(2) Restricted share units and performance shares do not have an exercise price; therefore this only reflects the option exercise price.

     See note 15 to our consolidated financial statements for further information regarding the significant features of the above plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information required by Item 13 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 12, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For information required by Item 14 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 12, 2005, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Documents to be filed as part of this Report:

        1. Financial Statements:

        The following financial statements are included in this Report on Form 10-K:

           Management's Report on Internal Control Over Financial Reporting

           Report of Independent Registered Public Accounting Firm -- Internal Control Over Financial Reporting

           Report of Independent Registered Public Accounting
           Firm -- Consolidated Financial Statements

           Consolidated Balance Sheets as of December 31, 2004 and 2003

           Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

           Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

           Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

           Notes to the Consolidated Financial Statements

        2. Financial Statement Schedules:

        Schedule II -- Valuation and Qualifying Accounts.

     (b) Exhibits

  EXHIBIT
   NUMBER                                       TITLE
  -------                                       -----
    3.1        --    Restated Certificate of Incorporation of Energy Partners,
                     Ltd., dated as of November 16, 1999 (incorporated by
                     reference to Exhibit 3.1 to EPL's registration statement on
                     Form S-1 (File No. 333-42876)).
    3.2        --    Amendment to Restated Certificate of Incorporation of Energy
                     Partners, Ltd., dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL's registration statement on Form S-1 (File No. 333-42876)).
    3.3        --    Certificate of Elimination of the Series A Convertible
                     Preferred Stock, Series B Convertible Preferred Stock and
                     Series C Preferred Stock of Energy Partners, Ltd.
                     (incorporated by reference to Exhibit 4.2 of EPL's Form 8-K filed January 22, 2002).
    3.4        --    Certificate of Designation of the Series D Exchangeable
                     Convertible Preferred Stock of Energy Partners, Ltd.
                     (incorporated by reference to Exhibit 4.3 of EPL's Form 8-K filed January 22, 2002).
    3.5        --    Amended and Restated Bylaws of Energy Partners, Ltd., dated as of March 20, 2003 (incorporated by reference to Exhibit
                     3.1 to EPL's Form 8-K filed April 3, 2003 (File No.
                     333-42876)).
   10.1        --    Amended and Restated 2000 Long Term Stock Incentive Plan
                     (incorporated by reference to EPL's proxy statement on Form
                     14A filed March 27, 2002 (File No. 001-16179)).
   10.2        --    2000 Stock Option Plan for Non-Employee Directors
                     (incorporated by reference to Exhibit 10.26 to EPL's
                     registration statement on Form S-1 (File No. 333-42876)).
   10.3        --    First Amendment to 2000 Stock Option Plan for Non-Employee
                     Directors. (incorporated by reference to Exhibit 10.4 to
                     EPL's Form 10-K filed March 15, 2002 (File No. 001-16179)).
   10.4        --    Fourth Amended and Restated Credit Agreement, among Energy
                     Partners, Ltd., EPL of Louisiana, L.L.C. and Delaware EPL of
                     Texas, LLC, the undersigned banks and financial institutions that are parties to the Credit Agreement and JPMorgan Chase
                     Bank, dated as of August 3, 2004 (incorporated by reference to Exhibit 10.1 of EPL's Form 10-Q filed August 5, 2004).

  EXHIBIT
   NUMBER                                       TITLE
  -------                                       -----
   10.5        --    Purchase and Sale Agreement by and between Ocean Energy,
                     Inc. and Energy Partners, Ltd. dated as of January 26, 2000
                     (incorporated by reference to Exhibit 10.18, to EPL's
                     registration statement on Form S-1 (File No. 333-42876)).
   10.6        --    Earnout Agreement dated as of January 15, 2002, by and
                     between Energy Partners, Ltd. and Hall-Houston Oil Company
                     (incorporated by reference to Exhibit 2.5 of EPL's Form 8-K filed January 22, 2002).
   10.7        --    First Amendment to Earnout Agreement between Energy
                     Partners, Ltd. and Participants effective July 1, 2002
                     (incorporated by reference to Exhibit 10.1 to EPL's Form
                     10-Q filed November 13, 2002).
   10.8        --    Second Amendment to Earnout Agreement between Energy
                     Partners, Ltd. and Participants effective January 1, 2003
                     (incorporated by reference to Exhibit 10.12 to EPL's Form
                     10-K filed March 9, 2004).
   10.9        --    Purchase and Sale Agreement, dated as of December 16, 2004, between Castex Energy 1995, L.P., Castex Energy, Inc., the
                     Company and EPL of Louisiana, L.L.C. (incorporated by
                     reference to Exhibit 10.1 to the Company's Form 8-K dated
                     December 16, 2004).
   10.10       --    Exploration Agreement, dated as of December 16, 2004,
                     between Castex Energy 1995, L.P., Castex Energy, Inc., the
                     Company and EPL of Louisiana, L.L.C. (incorporated by
                     reference to Exhibit 10.2 to the Company's Form 8-K dated
                     December 16, 2004).
   10.11       --    Offer Letter of Mr. Phillip A. Gobe, dated October 19, 2004
                     (incorporated by reference to Exhibit 10.1 of the Company's
                     Form 8-K filed October 25, 2004.
   10.12       --    Offer Letter of Mr. David R. Looney, dated February 9, 2005
                     (incorporated by reference to Exhibit 10.1 of the Company's
                     Form 8-K filed February 14, 2005).
   10.13       --    First Amendment to Energy Partners, Ltd. Amended and
                     Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of EPL's Form 10-Q filed August
                     5, 2004).
   10.14       --    Form of Nonqualified Stock Option Grant under the Energy
                     Partners, Ltd. Amended and Restated 2000 Long Term Stock
                     Incentive Plan (incorporated by reference to Exhibit 10.3 of
                     EPL's Form 10-Q filed August 5, 2004).
   10.15       --    Form of Restricted Share Unit Agreement under the Energy
                     Partners, Ltd. Amended and Restated 2000 Long Term Stock
                     Incentive Plan (incorporated by reference to Exhibit 10.4 of
                     EPL's Form 10-Q filed August 5, 2004).
   10.16       --    Form of Stock Option Grant under the Energy Partners, Ltd.
                     2000 Stock Option Plan for Non-employee Directors
                     (incorporated by reference to Exhibit 10.5 of EPL's Form
                     10-Q filed August 5, 2004).
   10.17*      --    Energy Partners, Ltd. Key Employee Retention Plan, effective as of April 15, 2003.
   10.18*      --    Summary of the Compensation of Non-Employee Directors of
                     Energy Partners, Ltd.
   21.1*       --    Subsidiaries of Energy Partners, Ltd.
   23.1*       --    Consent of KPMG LLP.
   23.2*       --    Consent of Netherland, Sewell & Associates, Inc.
   23.3*       --    Consent of Ryder Scott Company, L.P.
   31.1*       --    Rule 13a-14a(a)/15d-14(a) Certification of Chairman,
                     President, And Chief Executive Officer of Energy Partners,
                     Ltd.
   31.2*       --    Rule 13a-14a(a)/15d-14(a) Certification of Executive Vice
                     President and Chief Financial Officer of Energy Partners,
                     Ltd.
   32.0*       --    Section 1350 Certifications.
   99.1*       --    Report of Independent Petroleum Engineers dated as of
                     February 14, 2005.
   99.2*       --    Report of Independent Petroleum Engineers dated as of
                     February 14, 2005.

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

                    SIGNATURE                                      TITLE                        DATE
                    ---------                                      -----                        ----

             /s/ RICHARD A. BACHMANN                   Chairman, President and Chief       March 13, 2005
 ------------------------------------------------      Executive Officer (Principal
               Richard A. Bachmann                          Executive Officer)


               /s/ SUZANNE V. BAER                  Executive Vice President and Chief     March 13, 2005
 ------------------------------------------------      Financial Officer (Principal
                 Suzanne V. Baer                     Financial and Accounting Officer)


            /s/ JOHN C. BUMGARNER, JR.                           Director                  March 13, 2005
 ------------------------------------------------
              John C. Bumgarner, Jr.


              /s/ JERRY D. CARLISLE                              Director                  March 13, 2005
 ------------------------------------------------
                Jerry D. Carlisle


               /s/ HAROLD D. CARTER                              Director                  March 13, 2005
 ------------------------------------------------
                 Harold D. Carter


               /s/ ENOCH L. DAWKINS                              Director                  March 13, 2005
 ------------------------------------------------
                 Enoch L. Dawkins


              /s/ ROBERT D. GERSHEN                              Director                  March 13, 2005
 ------------------------------------------------
                Robert D. Gershen


               /s/ WILLIAM O. HILTZ                              Director                  March 13, 2005
 ------------------------------------------------
                 William O. Hiltz


                /s/ EAMON M. KELLY                               Director                  March 13, 2005
 ------------------------------------------------
                  Eamon M. Kelly


               /s/ JOHN G. PHILLIPS                              Director                  March 13, 2005
 ------------------------------------------------
                 John G. Phillips