Form 10-Q
period 2005-03-31
ENERGY PARTNERS LTD
filed 2005-05-06
CIK 750199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  ---------------------------------------------
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2005

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

      As of May 2, 2005, there were 37,532,820 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I FINANCIAL STATEMENTS

   Item 1. Financial Statements:
           Consolidated Balance Sheets as of March 31, 2005 and
                December 31, 2004...............................................      3

           Consolidated Statements of Operations for the three months ended
                March 31, 2005 and 2004.........................................      4

           Consolidated Statements of Cash Flows for the three months ended
                March 31, 2005 and 2004.........................................      5

           Notes to Consolidated Financial Statements...........................      6

   Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations...........................................     17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk...........     23

   Item 4. Controls and Procedures..............................................     24

PART II OTHER INFORMATION

   Item 6. Exhibits.............................................................     25

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           March 31,      December 31,
                                                                             2005            2004
                                                                          -----------     ------------
                                                                          (Unaudited)
                             ASSETS
Current assets:
      Cash and cash equivalents.......................................    $     3,189     $    93,537
      Trade accounts receivable.......................................         62,024          59,341
      Other receivables...............................................          5,681           5,600
      Deferred tax assets.............................................          3,662           1,906
      Prepaid expenses................................................          1,003           2,285
                                                                          -----------     -----------
              Total current assets....................................         75,559         162,669

Property and equipment, at cost under the successful efforts
      method of accounting for oil and natural gas properties.........      1,001,981         769,331
Less accumulated depreciation, depletion and amortization.............       (329,556)       (304,997)
                                                                          -----------     -----------
              Net property and equipment..............................        672,425         464,334

Other assets..........................................................         13,131          15,970
Deferred financing costs -- net of accumulated amortization
      of $4,421 in 2005 and $4,174 in 2004............................          4,818           4,705
                                                                          -----------     -----------
                                                                          $   765,933     $   647,678
                                                                          ===========     ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable................................................    $    31,411     $    21,255
      Accrued expenses................................................         67,351          59,387
      Fair value of commodity derivative instruments .................          9,070           1,749
      Current maturities of long-term debt............................            191             108
                                                                          -----------     -----------
              Total current liabilities...............................        108,023          82,499

Long-term debt........................................................        210,000         150,109
Deferred tax liabilities..............................................         63,081          53,686
Asset retirement obligation...........................................         47,987          45,064
Other.................................................................          3,707           1,271
                                                                          -----------     -----------
                                                                              432,798         332,629

Stockholders' equity:
      Preferred stock, $1 par value. Authorized 1,700,000 shares;
          issued and outstanding: 2005 - no shares; 2004 - 344,399
          shares. Aggregate liquidation value: 2004 - $34,440.........              -          33,504
      Common stock, par value $0.01 per share. Authorized 50,000,000 shares; issued and outstanding: 2005 - 40,813,206 shares;
          2004 - 36,618,084 shares....................................            410             367
      Additional paid-in capital......................................        334,772         296,460
      Accumulated other comprehensive loss -- net of deferred taxes of
          $4,140 in 2005 and $630 in 2004 ............................         (7,361)         (1,119)
      Retained earnings...............................................         62,692          43,215
      Treasury stock, at cost. 2005 -- 3,471,896 shares;
          2004 -- 3,480,441 shares....................................        (57,378)        (57,378)
                                                                          -----------     -----------
              Total stockholders' equity..............................        333,135         315,049

      Commitments and contingencies...................................
                                                                          -----------     -----------
                                                                          $   765,933     $   647,678
                                                                          ===========     ===========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                             2005            2004
                                                                          -----------     -----------
Revenue:
      Oil and natural gas.............................................    $    97,453     $    63,419
      Other...........................................................             25              53
                                                                          -----------     -----------
                                                                               97,478          63,472
                                                                          -----------     -----------

Costs and expenses:
      Lease operating.................................................         12,443           9,640
      Transportation expense..........................................            160             134
      Taxes, other than on earnings...................................          2,764           2,242
      Exploration expenditures and dry hole costs.....................         10,755           9,465
      Depreciation, depletion and amortization........................         25,513          18,737
      General and administrative:
          Stock-based compensation....................................          1,883             857
          Other general and administrative............................          8,017           7,316
                                                                          -----------     -----------
                  Total costs and expenses............................         61,535          48,391
                                                                          -----------     -----------

Income from operations................................................         35,943          15,081
                                                                          -----------     -----------

Other income (expense):
      Interest income.................................................            185             242
      Interest expense................................................         (4,048)         (3,574)
                                                                          -----------     -----------
                                                                               (3,863)         (3,332)
                                                                          -----------     -----------

                  Income before income taxes                                   32,080          11,749
Income taxes..........................................................        (11,659)         (4,303)
                                                                          -----------     -----------

                  Net income..........................................         20,421           7,446

Less dividends earned on preferred stock and accretion of
      discount and issuance costs.....................................           (944)           (929)
                                                                          -----------     -----------

                  Net income available to common stockholders.........    $    19,477     $     6,517
                                                                          ===========     ===========

 Basic earnings per share.............................................    $      0.56     $      0.20
                                                                          ===========     ===========

 Diluted earnings per share...........................................    $      0.51     $      0.20
                                                                          ===========     ===========

Weighted average common shares used in Computing income per share:
          Basic.......................................................         35,026          32,428
          Incremental common shares...................................          5,241           5,279
                                                                          -----------     -----------
          Diluted.....................................................         40,267          37,707
                                                                          ===========     ===========

         See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                 (In thousands)

                                                                             2005            2004
                                                                          -----------     -----------
Cash flows from operating activities:
      Net income......................................................    $    20,421     $     7,446
      Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, depletion and amortization................         25,513          18,737
              Loss on disposition of oil and natural gas assets.......             92               -
              Stock-based compensation................................          1,883             906
              Deferred income taxes...................................         11,309           4,303
              Exploration expenditures................................          4,728           7,810
              Amortization of deferred financing costs................            247             229
              Other...................................................              -              53
              Changes in operating assets and liabilities:
                  Trade accounts receivable...........................         (2,683)        (14,298)
                  Other receivables...................................            (81)              -
                  Prepaid expenses....................................          1,282            (407)
                  Other assets........................................         (1,292)             87
                  Accounts payable and accrued expenses...............          8,152          (3,985)
                  Other liabilities...................................           (128)           (247)
                                                                          -----------     -----------

                      Net cash provided by operating activities.......         69,443          20,634
                                                                          -----------     -----------

Cash flows used in investing activities:
      Acquisition of business, net of cash acquired...................           (863)         (2,166)
      Property acquisitions...........................................       (169,008)           (608)
      Exploration and development expenditures........................        (51,176)        (28,175)
      Other property and equipment additions..........................           (406)           (229)
                                                                          -----------     -----------

                      Net cash used in investing activities...........       (221,453)        (31,178)
                                                                          -----------     -----------

Cash flows provided by financing activities:
      Repayments of long-term debt....................................        (10,026)           (124)
      Deferred financing costs........................................           (354)             (7)
      Equity offering costs...........................................            (87)              -
      Proceeds from long-term debt....................................         70,000               -
      Exercise of stock options and warrants..........................          2,129           1,610
                                                                          -----------     -----------

                      Net cash provided by financing activities.......         61,662           1,479
                                                                          -----------     -----------

                      Net decrease in cash and cash equivalents.......        (90,348)         (9,065)
Cash and cash equivalents at beginning of period......................         93,537         104,392
                                                                          -----------     -----------

Cash and cash equivalents at end of period............................    $     3,189     $    95,327
                                                                          ===========     ===========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

      Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Energy Partners, Ltd.'s (the Company) Annual Report on Form 10-K for the year ended December 31, 2004 and Management's Discussion and Analysis of Financial Condition and Results of Operations. The Company maintains a website at www.eplweb.com which contains information about the Company including links to the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments. The Company's website and the information contained in it and connected to it shall not be deemed incorporated by reference into this report on Form 10-Q.

      The financial information as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

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

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                        2005        2004
                                                     ----------  ----------
                                                     (IN THOUSANDS, EXCEPT
                                                       PER SHARE AMOUNTS)
Net income available to common stockholders:
   As reported.....................................  $   19,477  $    6,517
   Less: Pro forma net stock based employee
      compensation cost, after tax.................          80         (51)
                                                     ----------  ----------
   Pro forma.......................................  $   19,557  $    6,466
                                                     ----------  ----------
Basic earnings per share:
   As reported.....................................  $     0.56  $     0.20
   Pro forma.......................................  $     0.56  $     0.20
Diluted earnings per share:
   As reported.....................................  $     0.51  $     0.20
   Pro forma.......................................  $     0.51  $     0.20
Stock-option based employee compensation cost,
  net of tax, included in net income as reported...  $      348  $      340

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3) ACQUISITIONS

      In connection with a business combination in 2002, the Company issued among other things, $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the Series D Preferred Stock), with an issue date fair value of $34.7 million discounted to give effect to the increasing dividend rate, and $38.4 million of 11% Senior Subordinated Notes (the Notes) due 2009 (immediately callable at par). On February 28, 2005, the Company gave notice of the redemption of all of the Series D Preferred Stock issued in connection with the acquisition that remained outstanding on the redemption date of March 21, 2005. The redemption price was $100 per share plus accrued and unpaid dividends to the redemption date. Holders of record had the right to convert their shares into shares of common stock through the close of business on March 18, 2005. All holders exercised their right to convert their shares and there were no preferred shares outstanding as of the close of business on March 18, 2005.

      The Company also issued warrants to purchase four million shares of the Company's common stock in the same business combination. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants became exercisable on January 15, 2003 and expire on January 15, 2007. At March 31, 2005 there were 767,341 warrants outstanding with a strike price of $9.00 per share and 2,676,224 warrants outstanding with a strike price of $11.00 per share.

      In addition, former preferred stockholders of the acquired company have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by the acquired company as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually from March 3, 2003 until March 1, 2007. The cumulative percentage remitted to the participants was 20% for the March 3, 2003, 30% for the March 1, 2004 and 35% for the March 1, 2005 determination dates and is 40% for the March 1, 2006 and 50% for the March 1, 2007 determination dates. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. In the first three months of 2005 and 2004, the Company capitalized, as additional purchase price, and paid additional consideration in cash, of $0.9 million and $2.2 million related to the March 1, 2005 and the March 1, 2004 contingent consideration determination dates, respectively. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual revaluations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price.

      On January 20, 2005, the Company closed an acquisition of properties and reserves in south Louisiana for approximately $146.0 million in cash, after adjustments for the exercise of preferential rights by third parties and preliminary closing adjustments. The entire purchase price was allocated to property and equipment. The terms of the acquisition did not contain any contingent consideration, options or future commitments. The acquisition is composed of nine fields, four of which were producing at the time of the closing through 14 wells, with estimated proved reserves of 51.2 Bcfe. Also included were interests in 22 exploratory prospects. The transaction expands the Company's exploration opportunities in its expanded focus area and further reduces the concentration of its reserves and production. Upon the signing of the purchase agreement, the Company paid a $5.0 million deposit in 2004 toward the purchase price which was recorded as other assets in the consolidated balance sheet at December 31,2004. Concurrent with the closing, the borrowing base under the Company's bank credit facility was increased to $150 million, of which $60 million was drawn to fund the acquisition. In connection with the acquisition, the Company has also entered into a two-year agreement with the seller of the properties that defines an area of mutual interest ("AMI") encompassing over one million acres. The Company intends to continue to explore and develop oil and natural gas reserves in the AMI over the next two years jointly with the seller.

                                   (UNAUDITED)

The proved reserves, prospects and AMI are in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

      The following unaudited pro forma information for the three-months ended March 31, 2004 presents a summary of the consolidated results of operations as if the acquisition occurred on January 1, 2004 with pro forma adjustments to give effect to depreciation, depletion and amortization, interest expense and related income tax effects.

                                                         THREE MONTHS ENDED
                                                           MARCH 31, 2004
                                                         ------------------
                                                           (UNAUDITED, IN
                                                        THOUSANDS, EXCEPT PER
                                                           SHARE AMOUNTS)
Pro forma:
   Revenue......................................          $        68,523
   Income from operations.......................                   17,186
   Net income...................................                    9,134
   Basic income per common share................          $          0.25
   Diluted income per common share..............          $          0.24

      On March 8, 2005, the Company closed the acquisition of the remaining 50% gross working interest in South Timbalier 26 above approximately 13,000 feet subsea that it did not already own for approximately $21.0 million after preliminary closing adjustments from the effective date of December 1, 2004. The entire purchase price was allocated to property and equipment. The terms of the acquisition did not contain any contingent consideration, options or future commitments. As a result of the acquisition, the Company now owns a 100% gross working interest in the producing horizons in this field. The acquisition expands the Company's interest in its core Greater Bay Marchand area and gives the Company additional flexibility in undertaking the future development of the South Timbalier 26 field.

      The Company has included the results of operations from the acquisitions discussed above from their respective closing dates. The Company has experienced substantial revenue and production growth as a result of these acquisitions. For the foregoing reasons these acquisitions will affect the comparability of the Company's historical results of operations with future periods.

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

                                   (UNAUDITED)

      The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2004.

                                                                   WEIGHTED
                                                   NET INCOME      AVERAGE
                                                    AVAILABLE       COMMON
                                                    TO COMMON       SHARES     EARNINGS
                                                  STOCKHOLDERS   OUTSTANDING   PER SHARE
                                                  ------------   -----------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended March 31, 2005:
    Basic.....................................    $  19,477         35,026     $  0.56
    Effect of dilutive securities:
          Preferred stock.....................          944          2,205
          Stock options.......................           --          1,023
          Warrants............................           --          1,889
          Restricted share units..............           --            124
                                                  ---------         ------
    Diluted...................................    $  20,421         40,267     $  0.51
                                                  ---------         ------

                                                                   WEIGHTED
                                                   NET INCOME      AVERAGE
                                                    AVAILABLE       COMMON
                                                    TO COMMON       SHARES     EARNINGS
                                                  STOCKHOLDERS   OUTSTANDING   PER SHARE
                                                  ------------   -----------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended March 31, 2004:
    Basic.....................................    $    6,517          32,428    $  0.20
    Effect of dilutive securities:
          Preferred stock.....................           929           4,057
          Stock options.......................            --             370
          Warrants............................            --             852
                                                  ----------         -------
    Diluted..................................     $    7,446          37,707    $  0.20
                                                  ----------         -------

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

      The Company had the following hedging contracts as of March 31, 2005:

                                     NATURAL GAS POSITIONS
-----------------------------------------------------------------------------------------------
                                                                               VOLUME (MMBTU)
                                                                             ------------------
  REMAINING CONTRACT TERM         CONTRACT TYPE    STRIKE PRICE ($/MMBTU)    DAILY      TOTAL
-------------------------         -------------    ----------------------    ------   ---------
04/05 - 12/05..................      Collar             $4.50/$10.75         20,000   5,500,000
07/05 - 12/05..................      Collar             $5.00/$10.00         15,000   2,760,000
01/06 - 12/06..................      Collar             $ 5.00/$9.51         15,000   5,475,000
01/07 - 12/07..................      Collar             $ 5.00/$8.00         10,000   3,650,000

                                      CRUDE OIL POSITIONS
-----------------------------------------------------------------------------------------------
                                                                                VOLUME (BBLS)
                                                                             ------------------
  REMAINING CONTRACT TERM         CONTRACT TYPE    STRIKE PRICE ($/BBL)      DAILY      TOTAL
-------------------------         -------------    --------------------      ------   ---------
04/05 - 12/05..................      Collar            $31.00/$44.05          2,000     550,000

      Settlements of hedging contracts reduced crude oil revenues by $1.1 million in the three month period ended March 31, 2005 and reduced natural gas and crude oil revenues by $1.7 million in the three month period ended March 31, 2004. The Company has not discontinued hedge accounting treatment in the periods presented, and therefore, has not reclassified any gains or losses into earnings as a result.

      The following tables reconcile the change in accumulated other comprehensive income for the three month periods ending March 31, 2005 and 2004.

                                                                                         THREE MONTHS ENDED
                                                                                           MARCH 31, 2005
                                                                                         ------------------
                                                                                           (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2004                                       $ (1,119)
Net income......................................................................         $ 20,421
Other comprehensive loss - net of tax
      Hedging activities
              Reclassification adjustments for settled contracts - net of
                of taxes of $(380)..............................................              676
              Changes in fair value of outstanding hedging positions- net of
                taxes of $3,891.................................................           (6,918)
                                                                                         --------
                   Total other comprehensive loss...............................           (6,242)   (6,242)
                                                                                         --------  --------
Comprehensive income............................................................         $ 14,179
                                                                                         ========
Accumulated other comprehensive loss as of March 31, 2005.......................                   $ (7,361)
                                                                                                   ========

                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                           MARCH 31, 2004
                                                                                         ------------------
                                                                                           (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2003                                       $ (2,441)
Net income......................................................................         $  7,446
Other comprehensive loss - net of tax
      Hedging activities
             Reclassification adjustments for settled contracts.................            1,115
              Changes in fair value of outstanding hedging positions............           (2,391)
                                                                                         --------
                   Total other comprehensive loss...............................           (1,276)   (1,276)
                                                                                         --------  --------
Comprehensive income............................................................         $  6,170
                                                                                         ========
Accumulated other comprehensive loss as of March 31, 2004.......................                   $ (3,717)
                                                                                                   ========

      Based upon current prices, the Company expects to transfer approximately $9.1 million of pretax net deferred losses in accumulated other comprehensive loss as of March 31, 2005 to earnings during the next twelve months when the forecasted transactions actually occur.

(6) ASSET RETIREMENT OBLIGATION

      Accounting and reporting standards require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the three months ended March 31, 2005.

                                        THREE MONTHS ENDED
                                          MARCH 31, 2005
                                        ------------------
                                          (IN THOUSANDS)
December 31, 2004..................      $        45,064
   Accretion expense...............                  953
   Liabilities incurred............                2,011
   Liabilities settled.............                  (41)
                                         ---------------
March 31, 2005.....................      $        47,987
                                         ===============

(7) COMMON STOCK

      On July 16, 2004 the Company filed a universal shelf registration statement (Shelf Registration Statement) which allowed the Company to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. On November 10, 2004 the Company sold approximately 3.5 million shares of its common stock to the public pursuant to this shelf registration statement leaving us with the ability to issue an additional $239.6 million of securities under the shelf registration statement. Concurrent with this offering, the Company entered into a stock purchase agreement with Energy Income Fund, L.P. (EIF) in which it purchased approximately 3.5 million shares of common stock owned by EIF at a price per share equal to the net proceeds per share received in the offering, before expenses. The Company therefore did not retain any of the proceeds from this offering and the stock has been recorded as treasury stock on the consolidated balance sheet at cost. The Company has no immediate plans to

                                   (UNAUDITED)

enter into any additional transactions under this registration statement, but plans to use the proceeds for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital. The Company intends to restore the Shelf Registration Statement to $300 million in the near future.

      In the first quarter of 2005, the Company reacquired 21,949 shares of its common stock from employees. Of these shares, 4,752 are reflected in treasury stock in the Consolidated Balance Sheet and 17,197 were retired.

(8) INDEBTEDNESS

      On August 5, 2003, the Company issued $150 million of 8.75% Senior Notes Due 2010 (the Senior Notes) in a Rule 144A private offering (the Debt Offering) which allows unregistered transactions with qualified institutional buyers. In October 2003, the Company consummated an exchange offer pursuant to which it exchanged registered Senior Notes having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and estimated offering expenses, the Company received $145.3 million, which was used to redeem all of the outstanding 11% Senior Subordinated Notes Due 2009, that had been issued in connection with a business combination in 2002, and to repay substantially all of the borrowings outstanding under the Company's bank credit facility. In January 2005 the remainder of the net proceeds were used to purchase properties in south Louisiana as discussed in note (3).

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

      On August 3, 2004, the Company amended and extended to August 3, 2008 its bank credit facility. Under the amendment the initial borrowing base remained $60 million. The borrowing base was increased to $150 million at the time of the Company's purchase of south Louisiana properties and reserves in January 2005. At March 31, 2005 the Company had $60.0 million outstanding under the bank credit facility. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1.

(9) NEW ACCOUNTING PRONOUNCEMENTS

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (Statement 151). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company's assessment of the provisions of Statement 151 is that it is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Non-monetary assets - an amendment of APB Opinion No. 29" (Statement 153). Statement 153 amends Accounting Principles Board (APB) Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result

                                   (UNAUDITED)

of the exchange. Statement 153 does not apply to a pooling of assets in a joint undertaking intended to fund, develop, or produce oil or natural gas from a particular property or group of properties. The provisions of Statement 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early adoption is permitted and the provisions of Statement 153 should be applied prospectively. The Company's assessment of the provisions of Statement 153 is that it is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-Revised 2004, "Share-Based Payment," (Statement 123R). This is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees." The Company currently accounts for stock-based compensation under the provisions of APB No. 25. Under Statement 123R, the Company will be required to measure the cost of employee services received in exchange for stock based on the grant-date fair value (with limited exceptions). That cost will be recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in Statement 123R, will be recognized as an addition to paid-in capital. This will be effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the impact of Statement 123R on its financial statements, including different option-pricing models. Note (2) illustrates the current effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123.

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

                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2005

                                                                               PARENT
                                                                               COMPANY      GUARANTOR
                                                                                ONLY       SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                              ---------    ------------  ------------  ------------
                                                                                                    (IN THOUSANDS)
                                  ASSETS
Current assets:
   Cash and cash equivalents...............................................   $   3,189     $      --     $      --     $     3,189
   Accounts receivable.....................................................     209,540      (141,835)           --          67,705
   Other current assets....................................................       4,607            58            --           4,665
                                                                              ---------     ---------     ---------     -----------
       Total current assets................................................     217,336      (141,777)           --          75,559

Property and equipment.....................................................     643,536       358,445            --       1,001,981
Less accumulated depreciation, depletion
   and amortization........................................................    (241,557)      (87,999)           --        (329,556)
                                                                              ---------     ---------     ---------     -----------
       Net property and equipment..........................................     401,979       270,446            --         672,425

Investment in affiliates...................................................      90,297            --       (90,297)             --
Notes receivable, long-term................................................          --        70,362       (70,362)             --
Other assets...............................................................      17,970           (21)           --          17,949
                                                                              ---------     ---------     ---------     -----------
                                                                              $ 727,582     $ 199,010     $(160,659)    $   765,933
                                                                              =========     =========     =========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses...................................   $  97,493     $   1,269     $      --     $    98,762
   Fair value of commodity derivative
     instruments...........................................................       9,070            --            --           9,070
   Current maturities of long-term debt....................................          --           191            --             191
                                                                              ---------     ---------     ---------     -----------
       Total current liabilities...........................................     106,563         1,460            --         108,023

Long-term debt.............................................................     210,000        70,362       (70,362)        210,000
Other liabilities..........................................................      77,884        36,891            --         114,775
                                                                              ---------     ---------     ---------     -----------
                                                                                394,447       108,713       (70,362)        432,798
Stockholders' equity:
   Preferred stock.........................................................          --            --            --              --
   Common stock............................................................         410            --            --             410
   Additional paid-in capital..............................................     334,772            --            --         334,772
   Accumulated other comprehensive loss....................................      (7,361)           --            --          (7,361)
   Retained earnings.......................................................      62,692        90,297       (90,297)         62,692
   Treasury stock..........................................................     (57,378)           --            --         (57,378)
                                                                              ---------     ---------     ---------     -----------
       Total stockholders' equity                                               333,135        90,297       (90,297)        333,135
                                                                              ---------     ---------     ---------     -----------
                                                                              $ 727,582     $ 199,010     $(160,659)    $   765,933
                                                                              =========     =========     =========     ===========

                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2005

                                                    PARENT
                                                    COMPANY   GUARANTOR
                                                     ONLY    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                                   --------  ------------     ------------  ------------
                                                                     (IN THOUSANDS)
Revenue:
   Oil and natural gas...........................  $ 71,878   $  25,575        $      --     $  97,453
   Other.........................................     9,787         111           (9,873)           25
                                                   --------   ---------        ---------     ---------
                                                     81,665      25,686           (9,873)       97,478

Costs and expenses:
   Lease operating expenses......................     8,484       4,119               --        12,603
   Taxes, other than on earnings.................       519       2,245               --         2,764
   Exploration expenditures......................     9,246       1,509               --        10,755
   Depreciation, depletion and amortization......    17,844       7,669               --        25,513
   General and administrative....................     9,633       4,017           (3,750)        9,900
                                                   --------   ---------        ---------     ---------
       Total costs and expenses..................    45,726      19,559           (3,750)       61,535

Income from operations...........................    35,939       6,127           (6,123)       35,943

Interest expense, net............................    (3,859)         (4)              --        (3,863)
                                                   --------   ---------        ---------     ---------

Income before income taxes.......................    32,080       6,123           (6,123)       32,080

Income taxes.....................................   (11,659)         --               --       (11,659)
                                                   --------   ---------        ---------     ---------

Net income.......................................  $ 20,421   $   6,123        $  (6,123)    $  20,421
                                                   ========   =========        =========     =========

                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2005

                                                      PARENT
                                                     COMPANY       GUARANTOR
                                                       ONLY       SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                    ----------    ------------    ------------    ------------
                                                                          (IN THOUSANDS)
Net cash provided by operating activities           $  (92,847)   $    162,290    $         --    $     69,443

Cash flows used in investing activities:
   Acquisition of business, net of cash
     acquired...................................          (863)             --              --            (863)
   Property acquisitions........................       (27,377)       (141,631)             --        (169,008)
   Exploration and development
     expenditures...............................       (30,543)        (20,633)             --         (51,176)
   Other property and equipment
     additions..................................          (406)             --              --            (406)
                                                    ----------    ------------    ------------    ------------
Net cash used in investing activities...........       (59,189)       (162,264)             --        (221,453)
                                                    ----------    ------------    ------------    ------------
Cash flows provided by financing activities:
   Deferred financing costs.....................          (354)             --              --            (354)
   Repayments of long-term debt.................       (10,000)            (26)             --         (10,026)
   Equity offering costs........................           (87)             --              --             (87)
   Proceeds from long-term debt.................        70,000              --              --          70,000
   Exercise of stock options and warrants.......         2,129              --              --           2,129
                                                    ----------    ------------    ------------    ------------
Net cash provided by financing
   activities...................................        61,688             (26)             --          61,662
                                                    ----------    ------------    ------------    ------------

Net decrease in cash and cash equivalents.......       (90,348)             --              --         (90,348)

Cash and cash equivalents at beginning of
   period.......................................        93,537              --              --          93,537
                                                    ----------    ------------    ------------    ------------
Cash and cash equivalents at end of
   period.......................................    $    3,189    $         --    $         --    $      3,189
                                                    ==========    ============    ============    ============

(11) CONTINGENCIES

      In the ordinary course of business, the Company is a defendant in various legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(12) RECLASSIFICATIONS

      Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in fiscal 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We were incorporated in January 1998 and operate in a single segment as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the shallow to moderate depth waters of the Gulf of Mexico Shelf and the Gulf Coast onshore region.

      During the first three months of 2005, we reported another period of growth and progress in implementing our long-term growth strategy. Our strong cash flow provided us the flexibility to make necessary and appropriate investments to continue our strategy. Our long-term strategy is to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential and by making acquisitions. Our drilling program contains some higher risk, higher reserve potential opportunities as well as some lower risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

      We use the successful efforts method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Seismic, geological and geophysical and delay rental expenditures are expensed as they are incurred. We conduct many of our exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our annual report on Form 10-K for the fiscal year ended December 31, 2004, includes a discussion of our critical accounting policies, which have not changed significantly since the end of the fiscal year.

      On August 5, 2003, we issued $150 million of 8.75% Senior Notes Due 2010 in a Rule 144A private offering (the "Debt Offering") which allows unregistered transactions with qualified institutional buyers. In October 2003, we consummated an exchange offer pursuant to which we exchanged registered 8.75% Senior Notes Due 2010 having substantially identical terms for the privately placed 8.75% Senior Notes due 2010. After discounts and commissions and estimated offering expenses, we received $145.3 million, which was used to (i) redeem all of our outstanding 11% Senior Subordinated Notes Due 2009 (the "Notes"), which had been issued in connection with a business combination in 2002, and (ii) repay substantially all of the borrowings outstanding under our bank credit facility. In January 2005 the remainder of the net proceeds were used to purchase properties in south Louisiana.

      On July 16, 2004, we filed a universal shelf registration statement (the "Registration Statement") which allowed us to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. On November 10, 2004 we sold approximately 3.5 million shares of our common stock to the public pursuant to this shelf registration statement, leaving us with the ability to issue an additional $239.6 million of securities under the shelf registration statement. Concurrent with this offering, we entered into a stock purchase agreement with Energy Income Fund, L.P. ("EIF") in which we purchased approximately 3.5 million shares of common stock owned by EIF at a price per share equal to the net proceeds per share received in the offering, before expenses. We did not retain any of the proceeds from the offering and the shares are now held as treasury shares, at cost. We have no immediate plans to enter into any additional transactions under this registration statement, but plan to use the proceeds of any future offering under this registration statement for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital. We intend to restore the Shelf Registration Statement to $300 million in the near future.

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

      On January 20, 2005, we closed an acquisition of properties and reserves in south Louisiana for $146.0 million in cash, after adjustments for the exercise of preferential rights by third parties and preliminary closing adjustments. The acquisition is composed of nine fields, four of which were producing at the time of the closing through 14 wells, with estimated proved reserves of 51.2 Bcfe. Also included were interests in 22 exploratory prospects. The transaction expands the exploration opportunities in our expanded focus area and further reduces the concentration of our reserves and production. Upon the signing of the purchase agreement, we paid a $5.0 million deposit in 2004 toward the purchase price which was recorded as other assets in the consolidated balance sheet at December 31, 2004, and concurrent with the closing, the borrowing base under our bank credit facility was increased to $150 million, of which $60 million was drawn to fund the acquisition. In connection with the acquisition, we also entered into a two-year agreement with the seller of the properties that defines an area of mutual interest ("AMI") encompassing over one million acres. We intend to continue to explore and develop oil and natural gas reserves in the AMI over the next two years jointly with the seller. The proved reserves, prospects and the AMI are in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

      On March 8, 2005, we closed the acquisition of the remaining 50% gross working interest in South Timbalier 26 above approximately 13,000 feet subsea that we did not already own for approximately $21.0 million after preliminary closing adjustments from the effective date of December 1, 2004. As a result of the acquisition, we now own a 100% gross working interest in the producing horizons in this field. The acquisition expands our interest in our core Greater Bay Marchand area and gives us additional flexibility in undertaking the future development of the South Timbalier 26 field.

      We have included the results of operations from the acquisitions discussed above from their respective closing dates. We have experienced substantial revenue and production growth as a result of these acquisitions. For the foregoing reasons these acquisitions will affect the comparability of our historical results of operations with future periods.

      In the first quarter of 2005, we reacquired 21,949 shares of our common stock from employees. Of these shares, 4,752 are reflected in treasury stock in the Consolidated Balance Sheet and 17,197 were retired.

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

      We currently have an extensive inventory of drillable prospects in-house, we are generating more prospects internally and we are exploring new opportunities through relationships with industry partners. Despite our expanded budget in 2005, strong commodity prices together with growing production volumes should enable us to adhere to our policy of funding our exploration and development expenditures with internally generated cash flow. This strategy allows us to preserve our strong balance sheet to finance acquisitions and other capital intensive projects that might result from exploration and development activities. In addition to the south Louisiana and South Timbalier 26 property acquisitions already completed this year, we believe this year will provide us a number of opportunities to acquire targeted properties, including those within our focus area.

RESULTS OF OPERATIONS

      The following table presents information about our oil and natural gas operations.

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 --------------------
                                                                   2005        2004
                                                                 --------    --------
Net production (per day):
     Oil (Bbls)..............................................       9,978       7,989
     Natural gas (Mcf).......................................      96,172      77,134
         Total barrels of oil equivalent (Boe)...............      26,007      20,845
Oil and natural gas revenues (in thousands):
     Oil.....................................................    $ 41,019    $ 23,171
     Natural gas.............................................      56,434      40,248
         Total...............................................      97,453      63,419
Average sales prices, net of hedging:
     Oil (per Bbl)...........................................    $  45.68    $  31.87
     Natural gas (per Mcf)...................................        6.52        5.73
         Total (per Boe).....................................       41.64       33.43
Impact of hedging:
     Oil (per Bbl)...........................................    $  (1.17)   $  (1.63)
     Natural gas (per Mcf)...................................          --       (0.08)
Average costs (per Boe):
     Lease operating expense.................................    $   5.32    $   5.08
     Taxes, other than on earnings...........................        1.18        1.18
     Depreciation, depletion and amortization................       10.90        9.88

Increase in oil and natural gas revenues between periods
presented (net of hedging) due to:
     Changes in prices of oil................................    $  9,788
     Changes in production volumes of oil....................       8,060
         Total increase in oil sales.........................      17,848

     Changes in prices of natural gas........................    $  5,330
     Changes in production volumes of natural gas............      10,856
         Total increase in natural gas sales.................      16,186

REVENUES AND NET INCOME

      Our oil and natural gas revenues increased to $97.5 million in the first quarter of 2005 from $63.4 million in the first quarter of 2004. The increase for this period is the result of sharply increased oil prices and higher natural gas prices combined with an increase in production from 19 new natural gas wells and four new oil wells brought on production since the end of the first quarter of 2004. In addition the acquisition of the south Louisiana properties and the additional interest in South Timbalier 26 added incremental production. These increases were partially offset by natural reservoir declines.

      We recognized net income of $20.4 million in the first quarter of 2005 compared to net income of $7.4 million in the first quarter of 2004. The increase was primarily a result of the increase in oil and natural gas revenues discussed above partially offset by increased costs discussed below.

OPERATING EXPENSES

      Operating expenses during the three-month periods ended March 31, 2005 and 2004 were affected by the following:

   - Lease operating expense increased in the first quarter of 2005 to $12.4 million compared to $9.6 million in the first quarter of 2004. This increase is a result of new wells coming on stream as well as acquisitions during the period.

   - Taxes, other than on earnings, increased to $2.8 million in the first quarter of 2005 from $2.2 million in the first quarter of 2004. The increase was due to the increase in commodity prices and production from state leases as a result of the south Louisiana property acquisition. These taxes are expected to fluctuate from period to period depending on our production volumes from non-federal leases and the commodity prices received.

   - Exploration expenditures, including dry hole costs, increased to $10.8 million in the first quarter of 2005 from $9.5 million in the first quarter of 2004. The expense in the first quarter of 2005 is comprised of $4.8 million of costs for exploratory wells which were found to be not commercially productive and $6.0 million of seismic expenditures and delay rentals, whereas the expense in the first quarter of 2004 is comprised of $0.9 million of costs for exploratory wells which were found to be not commercially productive, $6.9 million of proved property impairments and $1.7 million for seismic expenditures and delay rentals.

         Our exploration expenditures, including dry hole charges will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

   - Depreciation, depletion and amortization increased to $25.5 million in the first quarter of 2005 from $18.7 million in the first quarter of 2004. The increase was due to higher production from an increased asset base and a shift in the production contribution from our various fields. In addition, the shift in the production contribution from our various fields also increased our expense per Boe. Some fields carry a higher depreciation burden than others; therefore, changes in the sources of our production will directly impact this expense.

   - Other general and administrative expenses increased to $8.0 million in the first quarter of 2005 from $7.3 million in the first quarter of 2004. The change was due to increased personnel costs resulting from our overall increased level of activity and expanded asset base.

   - Non-cash stock-based compensation expense of $1.9 million was recognized in the first quarter of 2005 compared to $0.9 million in the first quarter of 2004. The increased expense relates to the increased amortization of new restricted stock and performance share awards made to employees in late 2004 and early 2005.

OTHER INCOME AND EXPENSE

      INTEREST. Interest expense increased to $4.0 million in the first quarter of 2005 from $3.6 million in the first quarter of 2004. The increase was a result of interest expense on borrowings under our bank credit facility to finance acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      The trend of increased revenues we have experienced from 2004 and into the first three months of 2005 has continued to provide strong cash flows from operations which totaled $69.4 million in the quarter. We intend to fund our exploration and development expenditures from internally generated cash flows, which we define as cash flows from operations before changes in working capital plus total exploration expenditures. Our cash on hand at March 31, 2005 was $3.2 million. Our future internally generated cash flows will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices we receive for oil and natural gas. We may, from time to time, use the availability of our bank credit facility to fund working capital needs.

      Our bank credit facility, as amended on August 3, 2004, consists of a revolving line of credit with a group of banks available through August 3, 2008 (the "bank credit facility"). The bank credit facility currently has a borrowing base of $150 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank credit facility permits both prime rate borrowings and London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.25% to 2.00% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank credit facility is secured by substantially all of our assets. We used our bank credit facility to fund a portion of the purchase of the south Louisiana properties in January 2005 and the acquisition of the additional interest in South Timbalier 26 in March 2005. As a result, at May 4, 2005 we had $70.0 million outstanding and $80.0 million of credit capacity available under the bank credit facility. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio, as defined in our bank credit facility agreement, of 1.0 and (ii) maintain a minimum EBITDAX to interest ratio, as defined in our bank credit facility agreement, of 3.5 times. We were in compliance with the bank credit facility covenants as of March 31, 2005.

      On August 5, 2003, we issued $150 million of our 8.75% senior notes due 2010 which were exchanged in October 2003 for registered 8.75% senior notes due 2010 (the "Senior Notes") with substantially the same terms. The Senior Notes bear interest at a rate of 8.75% per annum with interest payable semi-annually on February 1 and August 1, beginning February 1, 2004. We may redeem the Senior Notes at our option, in whole or in part, at any time on or after August 1, 2007 at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, plus a specified premium which decreases yearly from 4.375% in 2007 to 0% in 2009 and thereafter. In addition, at any time prior to August 1, 2006, we may redeem up to a maximum of 35% of the aggregate principal amount with the net proceeds of certain equity offerings at a price equal to 108.75% of the principal amount, plus accrued and unpaid interest. The notes are unsecured obligations and rank equal in right of payment to all existing and future senior debt, including the bank credit facility, and will rank senior or equal in right of payment to all existing and future subordinated indebtedness. The indenture relating to the Senior Notes contains certain restrictions on our ability to incur additional debt, pay dividends on our common stock, make investments, create liens on our assets, engage in transactions with our affiliates, transfer or sell assets and consolidate or merge substantially all of our assets. The Senior Notes are not subject to any sinking fund requirements.

      Net cash of $221.5 million used in investing activities in the first three months of 2005 consisted primarily of the acquisition of south Louisiana properties and of an additional interest in South Timbalier 26, as well as oil and natural gas exploration and development expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first three months of 2005, we completed 15 drilling projects, 12 of which were successful and 7 recompletion/workover projects, all of which were successful. During the first three months of 2004, we completed 5 drilling projects, 3 of which were successful and 3 recompletion/workover projects, all of which were successful.

      Our 2005 capital exploration and development budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases and our proved properties, and does not include acquisitions. We currently intend to allocate approximately 55% of our budget on an annual basis to low risk development and exploitation activities, approximately 30% to moderate risk exploration opportunities and approximately 15% to higher risk, higher potential exploration opportunities. Our exploration and development budget for 2005 is approximately $240 million inclusive of expected incremental drilling expenditures on properties acquired through acquisitions closed thus far during the year. We do not budget for acquisitions. During the first three months of 2005, capital and exploration expenditures were approximately $238.8 million inclusive of a $0.9 million contingent consideration payment resulting from an acquisition during 2002 and $174.0 related to the acquisition of leases and producing assets in 2005. The level of our capital and exploration expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2005 capital expenditures.

      We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active capital expenditure program. We believe that internally generated cash flows will be sufficient to meet our budgeted capital requirements for at least the next twelve months.

Availability under the bank credit facility may be used to balance short-term fluctuations in working capital requirements. However, additional financing may be required in the future to fund our growth.

      Our annual report on Form 10-K for the year ended December 31, 2004 included a discussion of our contractual obligations. There have been no material changes to that disclosure during the three months ended March 31, 2005. In addition, we do not maintain any off balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 "Exchanges of Non-monetary assets - an amendment of APB Opinion No. 29" ("Statement 153"). Statement 153 amends Accounting Principles Board ("APB") Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 does not apply to a pooling of assets in a joint undertaking intended to fund, develop, or produce oil or natural gas from a particular property or group of properties. The provisions of Statement 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early adoption is permitted and the provisions of Statement 153 should be applied prospectively. Our assessment of the provisions of Statement 153 is that it is not expected to have an impact on our financial position, results of operations or cash flows.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123-Revised 2004, "Share-Based Payment," ("Statement 123R"). This is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees." We currently account for stock-based compensation under the provisions of APB 25. Under Statement 123R, we will be required to measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions). That cost will be recognized as expense over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The fair value will be estimated using an option-pricing model. Excess tax benefits, as defined in Statement 123R, will be recognized as an addition to paid-in capital. This will be effective for us as of the beginning of the first annual reporting period that begins after June 15, 2005. We are currently in the process of evaluating the impact of Statement 123R on our financial statements, including different option-pricing models. Note (2) of the Notes to Consolidated Financial Statements illustrates the current effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123.

FORWARD LOOKING INFORMATION

      All statements other than statements of historical fact contained in this Report on Form 10-Q ("Report") and other periodic reports filed by us under the Securities Exchange Act of 1934 and other written or oral statements made by us or on our behalf, are forward-looking statements. When used herein, the words "anticipates", "expects", "believes", "goals", "intends", "plans", or "projects" and similar expressions are intended to identify forward-looking statements. It is important to note that forward-looking statements are based on a number of assumptions about future events and are subject to various risks, uncertainties and other factors that may cause our actual results to differ materially from the views, beliefs and estimates expressed or implied in such forward-looking statements. We refer you specifically to the section "Additional Factors Affecting Business" in Items 1 and 2 of our Annual Report on Form 10-K for the year ended December 31, 2004. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2005, $60.0 million of our long-term debt had variable interest rates while the remaining long-term debt had fixed interest expense. If the market interest rates had averaged 1% higher in the first quarter of 2005, interest rates for the period on variable rate debt would have increased, and net income before income taxes would have decreased by approximately $0.1 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower in the quarter of 2005, interest expense for the period on variable rate debt would have decreased, and net income before income taxes would have increased by approximately $0.1 million.

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

      We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of March 31, 2005, we had the following contracts in place:

                                 Natural Gas Positions
----------------------------------------------------------------------------------------
                                                                        VOLUME (MMBTU)
                                                                      ------------------
REMAINING CONTRACT TERM    CONTRACT TYPE    STRIKE PRICE ($/MMBTU)    DAILY      TOTAL
-----------------------    -------------    ----------------------    ------   ---------
04/05 - 12/05..........        Collar            $4.50/$10.75         20,000   5,500,000
07/05 - 12/05..........        Collar            $5.00/$10.00         15,000   2,760,000
01/06 - 12/06..........        Collar            $5.00/$ 9.51         15,000   5,475,000
01/07 - 12/07..........        Collar            $5.00/$ 8.00         10,000   3,650,000

                                Crude Oil Positions
----------------------------------------------------------------------------------------
                                                                        VOLUME (BBLS)
                                                                      ------------------
REMAINING CONTRACT TERM    CONTRACT TYPE    STRIKE PRICE ($/BBL)      DAILY      TOTAL
-----------------------    -------------    --------------------      ------   ---------
04/05 - 12/05..........        Collar           $31.00/$44.05          2,000     550,000

      Our hedged volume as of March 31, 2005 approximated 13% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at March 31, 2005, we estimate the pre-tax loss would have been $11.5 million.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At March 31, 2005, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $6.4 million increase in the combined estimated pre tax loss.

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

ITEM 4. CONTROLS AND PROCEDURES

      CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND
PROCEDURES

      Under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                              ENERGY PARTNERS, LTD.

Date: May 6, 2005               By: /s/ David R. Looney
                                    --------------------------------------
                                    David R. Looney
                                    Executive Vice President and Chief
                                    Financial Officer (Authorized Officer
                                    and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number                           Description of Exhibit
-------     -----------------------------------------------------------------
31.1        Rule 13a-14(a)/15d-14(a) Certification of Chairman, President,
            and Chief Executive Officer of Energy Partners, Ltd.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

32.0        Section 1350 Certifications.