Form 10-Q
period 2005-06-30
ENERGY PARTNERS LTD
filed 2005-08-08
CIK 750199

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended June 30, 2005

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

      As of August 3, 2005, there were 37,745,056 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I FINANCIAL STATEMENTS

   Item 1. Financial Statements:
           Consolidated Balance Sheets as of June 30, 2005 and
                December 31, 2004............................................................     3

           Consolidated Statements of Operations for the three and six months ended
                June 30, 2005 and 2004.......................................................     4

           Consolidated Statements of Cash Flows for the six months ended
                June 30, 2005 and 2004.......................................................     5

           Notes to Consolidated Financial Statements .......................................     6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations........................................................    18

   Item 3. Quantitative and Qualitative Disclosures about Market Risk........................    25

   Item 4. Controls and Procedures...........................................................    26

PART II OTHER INFORMATION

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......................    27

   Item 4. Submission of Matters to the Vote of Security Holders.............................    27

   Item 6. Exhibits..........................................................................    28

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                          June 30,      December 31,
                                                                                            2005            2004
                                                                                         -----------    ------------
                                                                                         (Unaudited)
                                                   ASSETS
Current assets:
      Cash and cash equivalents......................................................    $     5,694    $     93,537
      Trade accounts receivable......................................................         67,761          59,341
      Other receivables..............................................................         10,500           5,600
      Deferred tax assets............................................................          3,203           1,906
      Prepaid expenses...............................................................          6,227           2,285
                                                                                         -----------    ------------
              Total current assets...................................................         93,385         162,669

Property and equipment, at cost under the successful efforts
      method of accounting for oil and natural gas properties........................      1,082,137         769,331
Less accumulated depreciation, depletion and amortization............................       (356,710)       (304,997)
                                                                                         -----------    ------------
              Net property and equipment.............................................        725,427         464,334

Other assets.........................................................................         13,920          15,970
Deferred financing costs -- net of accumulated amortization
      of $4,671 in 2005 and $4,174 in 2004...........................................          4,584           4,705
                                                                                         -----------    ------------
                                                                                         $   837,316    $    647,678
                                                                                         ===========    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable...............................................................    $    38,122    $     21,255
      Accrued expenses...............................................................         86,667          59,387
      Fair value of commodity derivative instruments.................................          6,771           1,749
      Current maturities of long-term debt...........................................            164             108
                                                                                         -----------    ------------
              Total current liabilities..............................................        131,724          82,499

Long-term debt.......................................................................        222,000         150,109
Deferred tax liabilities.............................................................         72,132          53,686
Asset retirement obligation..........................................................         49,631          45,064
Other................................................................................          5,135           1,271
                                                                                         -----------    ------------
                                                                                             480,622         332,629

Stockholders' equity:
      Preferred stock, $1 par value. Authorized 1,700,000 shares;
          issued and outstanding: 2005 - no shares; 2004 - 344,399
          shares. Aggregate liquidation value: 2004 - $34,440........................              -          33,504
      Common stock, par value $0.01 per share. Authorized 50,000,000 shares; issued and outstanding: 2005 - 41,095,780 shares;
          2004 - 36,618,084 shares...................................................            412             367
      Additional paid-in capital.....................................................        339,736         296,460
      Accumulated other comprehensive loss -- net of deferred taxes of
          $3,805 in 2005 and $630 in 2004............................................         (6,764)         (1,119)
      Retained earnings..............................................................         80,742          43,215
      Treasury stock, at cost. 2005 -- 3,474,208 shares; 2004 -- 3,480,441 shares....        (57,432)        (57,378)
                                                                                         -----------    ------------
              Total stockholders' equity.............................................        356,694         315,049
      Commitments and contingencies..................................................
                                                                                         -----------    ------------
                                                                                         $   837,316    $    647,678
                                                                                         ===========    ============

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                        Three Months Ended      Six Months Ended
                                                                             June 30,               June 30,
                                                                       --------------------   ---------------------
                                                                          2005       2004        2005       2004
                                                                       ---------   --------   ---------   ---------
Revenue:
      Oil and natural gas..........................................    $ 106,230   $ 74,977   $ 203,683   $ 138,396
      Other........................................................          (74)        90         (49)        143
                                                                       ---------   --------   ---------   ---------
                                                                         106,156     75,067     203,634     138,539
                                                                       ---------   --------   ---------   ---------

Costs and expenses:
      Lease operating..............................................       14,114      9,720      26,557      19,359
      Transportation expense.......................................          345         82         505         217
      Taxes, other than on earnings................................        2,658      2,078       5,422       4,320
      Exploration expenditures and dry hole costs..................       18,872      7,467      29,627      16,932
      Depreciation, depletion and amortization.....................       27,639     22,215      53,152      40,952
      General and administrative:
          Stock-based compensation.................................        1,874        662       3,757       1,519
          Other general and administrative.........................        8,288      6,434      16,305      13,750
                                                                       ---------   --------   ---------   ---------
                  Total costs and expenses.........................       73,790     48,658     135,325      97,049
                                                                       ---------   --------   ---------   ---------

Income from operations.............................................       32,366     26,409      68,309      41,490
                                                                       ---------   --------   ---------   ---------

Other income (expense):
      Interest income..............................................          110        221         295         463
      Interest expense.............................................       (4,335)    (3,586)     (8,383)     (7,160)
                                                                       ---------   --------   ---------   ---------
                                                                          (4,225)    (3,365)     (8,088)     (6,697)
                                                                       ---------   --------   ---------   ---------

                  Income before income taxes.......................       28,141     23,044      60,221      34,793
Income taxes.......................................................      (10,091)    (8,388)    (21,750)    (12,691)
                                                                       ---------   --------   ---------   ---------

                  Net income.......................................       18,050     14,656      38,471      22,102

Less dividends earned on preferred stock and accretion of
      discount and issuance costs..................................            -       (821)       (944)     (1,750)
                                                                       ---------   --------   ---------   ---------

                  Net income available to common stockholders......    $  18,050   $ 13,835   $  37,527   $  20,352
                                                                       =========   ========   =========   =========

      Basic earnings per share.....................................    $    0.48   $   0.42   $    1.03   $    0.62
                                                                       =========   ========   =========   =========

      Diluted earnings per share...................................    $    0.45   $   0.38   $    0.95   $    0.58
                                                                       =========   ========   =========   =========

Weighted average common shares used in
      Computing income per share:
          Basic....................................................       37,558     32,913      36,299      32,667
          Incremental common shares................................        2,968      5,437       4,121       5,461
                                                                       ---------   --------   ---------   ---------
          Diluted..................................................       40,526     38,350      40,420      38,128
                                                                       =========   ========   =========   =========


          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                       ------------------------
                                                                           2005          2004
                                                                       ----------      --------
Cash flows from operating activities:
      Net income....................................................   $   38,471      $ 22,102
      Adjustments to reconcile net income to net cash
          provided by operating activities:
              Depreciation, depletion and amortization..............       53,152        40,952
              Loss on disposition of oil and natural gas assets.....           92             -
              Non cash-based compensation...........................        3,807         1,568
              Deferred income taxes.................................       21,401        12,688
              Exploration expenditures..............................       21,332        13,272
              Amortization of deferred financing costs..............          497           457
              Other.................................................          379           104
              Changes in operating assets and liabilities:
                  Trade accounts receivable.........................       (8,420)      (15,653)
                  Other receivables.................................       (4,900)       (4,857)
                  Prepaid expenses..................................       (3,942)       (3,423)
                  Other assets......................................       (1,602)         (489)
                  Accounts payable and accrued expenses.............       24,397         2,524
                  Other liabilities.................................         (131)         (587)
                                                                       ----------      --------

                      Net cash provided by operating activities.....      144,533        68,658
                                                                       ----------      --------

Cash flows used in investing activities:
      Acquisition of business, net of cash acquired.................         (863)       (2,166)
      Property acquisitions.........................................     (183,986)       (4,792)
      Exploration and development expenditures......................     (122,364)      (72,376)
      Other property and equipment additions........................         (792)         (353)
                                                                       ----------      --------

                      Net cash used in investing activities.........     (308,005)      (79,687)
                                                                       ----------      --------

Cash flows provided by financing activities:
      Repayments of long-term debt..................................      (33,053)         (148)
      Deferred financing costs......................................         (357)           (7)
      Equity offering costs.........................................          (87)            -
      Proceeds from long-term debt..................................      105,000        (1,212)
      Exercise of stock options and warrants........................        4,126         2,628
                                                                       ----------      --------

                      Net cash provided by financing activities.....       75,629         1,261
                                                                       ----------      --------

                      Net decrease in cash and cash equivalents.....      (87,843)       (9,768)
Cash and cash equivalents at beginning of period....................       93,537       104,392
                                                                       ----------      --------

Cash and cash equivalents at end of period..........................   $    5,694      $ 94,624
                                                                       ==========      ========

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

      The financial information as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations, which might be expected for the entire year.

(2) STOCK-BASED COMPENSATION

      The Company has two stock award plans, the Amended and Restated 2000 Long Term Stock Incentive Plan, as amended, and the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors (the Plans). The Company accounts for its stock-based compensation in accordance with Accounting Principles Board's Opinion No. 25, "Accounting For Stock Issued to Employees" (Opinion No. 25). Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting For Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure," (Statement 148) permit the continued use of the intrinsic value-based method prescribed by Opinion No. 25, but require additional disclosures, including pro-forma calculations of earnings and net earnings per share as if the fair value method of accounting prescribed by Statement 123 had been applied. If compensation expense for the Plans had been determined using the fair-value method in Statement 123, the Company's net income and earnings per share would have been as shown in the pro forma amounts below:

                                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                         2005        2004         2005       2004
                                                      ---------   ----------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income available to common stockholders:
   As reported.....................................   $  18,050   $   13,835   $  37,527   $  20,352
   Less: Pro forma net stock based employee
      compensation cost, after tax.................        (251)        (351)       (171)       (369)
                                                      ---------   ----------   ---------   ---------
   Pro forma.......................................   $  17,799   $   13,484   $  37,356   $  19,983
                                                      ---------   ----------   ---------   ---------
Basic earnings per share:
   As reported.....................................   $    0.48   $     0.42   $    1.03   $    0.62
   Pro forma.......................................   $    0.47   $     0.41   $    1.03   $    0.61
Diluted earnings per share:
   As reported.....................................   $    0.45   $     0.38   $    0.95   $    0.58
   Pro forma.......................................   $    0.44   $     0.37   $    0.95   $    0.57
Stock-option based employee compensation cost,
  net of tax, included in net income as reported...   $     120   $       --   $     468   $     340

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

      The Company also issued warrants to purchase four million shares of the Company's common stock in the same business combination. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants became exercisable on January 15, 2003 and expire on January 15, 2007. At June 30, 2005 there were 767,141 warrants outstanding with a strike price of $9.00 per share and 2,673,124 warrants outstanding with a strike price of $11.00 per share.

      In addition, former preferred stockholders of the acquired company have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by the acquired company as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually from March 3, 2003 until March 1, 2007. The cumulative percentage remitted to the participants was 20% for the March 3, 2003, 30% for the March 1, 2004 and 35% for the March 1, 2005 determination dates and is 40% for the March 1, 2006 and 50% for the March 1, 2007 determination dates. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. In the first six months of 2005 and 2004, the Company capitalized, as additional purchase price, and paid additional consideration in cash, of $0.9 million and $2.2 million related to the March 1, 2005 and the March 1, 2004 contingent consideration determination dates, respectively. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual revaluations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price.

      On January 20, 2005, the Company closed an acquisition of properties and reserves in south Louisiana for approximately $146.0 million in cash, after adjustments for the exercise of preferential rights by third parties and preliminary closing adjustments. The entire purchase price was allocated to property and equipment. The terms of the acquisition did not contain any contingent consideration, options or future commitments. The acquisition is composed of nine fields, four of which were producing at the time of the closing through 14 wells, with estimated proved reserves of 51.2 billion cubic feet equivalent. Also included were interests in 22 exploratory prospects. The transaction expands the Company's exploration opportunities in its expanded focus area and further reduces the concentration of its reserves and production. Upon the signing of the purchase agreement, the Company paid a $5.0 million deposit in 2004 toward the purchase price which was recorded as other assets in the consolidated balance sheet at December 31, 2004. Concurrent with the closing, the borrowing base under the Company's bank credit facility was increased to $150 million, of which $60 million was drawn to fund the acquisition. In connection with the acquisition, the Company has also entered into a two-year agreement with the seller of the properties that defines an area of mutual interest (AMI) encompassing over one million acres. The Company intends to continue to explore and develop oil and natural gas reserves in the AMI over the next two years jointly with the seller.

                                   (UNAUDITED)

The proved reserves, prospects and AMI are in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

      The following unaudited pro forma information for the three and six months ended June 30, 2004 presents a summary of the consolidated results of operations as if the acquisition occurred on January 1, 2004 with pro forma adjustments to give effect to depreciation, depletion and amortization, interest expense and related income tax effects.

                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                           JUNE 30, 2004         JUNE 30, 2004
                                                         ------------------    ----------------
                                                          (UNAUDITED, IN THOUSANDS, EXCEPT PER
                                                                     SHARE AMOUNTS)
Pro forma:
   Revenue......................................            $    80,118           $ 148,641
   Income from operations.......................                 28,514              45,699
   Net income...................................                 15,889              24,550
   Basic income per common share................            $      0.46           $    0.70
   Diluted income per common share..............            $      0.41           $    0.64

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

                                   (UNAUDITED)

      The following tables reconcile the net earnings and common shares outstanding used in the calculations of basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004.

                                                                          WEIGHTED
                                                          NET INCOME       AVERAGE
                                                          AVAILABLE        COMMON
                                                          TO COMMON        SHARES         EARNINGS
                                                         STOCKHOLDERS    OUTSTANDING      PER SHARE
                                                         ------------    -----------      ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended June 30, 2005:
        Basic.....................................         $  18,050       37,558          $ 0.48
        Effect of dilutive securities:
              Stock options.......................                 -          867
              Warrants............................                 -        1,926
              Restricted share units..............                 -          175
                                                           ---------       ------
        Diluted...................................         $  18,050       40,526          $ 0.45
                                                           ---------       ------

                                                                          WEIGHTED
                                                          NET INCOME       AVERAGE
                                                          AVAILABLE        COMMON
                                                          TO COMMON        SHARES         EARNINGS
                                                         STOCKHOLDERS    OUTSTANDING      PER SHARE
                                                         ------------    -----------      ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Three months ended June 30, 2004:
        Basic.....................................         $  13,835       32,913          $ 0.42
        Effect of dilutive securities:
              Preferred stock.....................               821        4,057
              Stock options.......................                 -          503
              Warrants............................                 -          868
              Restricted share units..............                 -            9
                                                           ---------       ------
        Diluted...................................         $  14,656       38,350          $ 0.38
                                                           ---------       ------

                                                                          WEIGHTED
                                                          NET INCOME       AVERAGE
                                                          AVAILABLE        COMMON
                                                          TO COMMON        SHARES         EARNINGS
                                                         STOCKHOLDERS    OUTSTANDING      PER SHARE
                                                         ------------    -----------      ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Six months ended June 30, 2005:
        Basic.....................................         $  37,527       36,299          $  1.03
        Effect of dilutive securities:
              Preferred stock.....................               944        1,096
              Stock options.......................                 -          946
              Warrants............................                 -        1,907
              Restricted share units..............                 -          172
                                                           ---------       ------
        Diluted...................................         $  38,471       40,420          $  0.95
                                                           ---------       ------

                                   (UNAUDITED)

                                                           WEIGHTED
                                           NET INCOME       AVERAGE
                                           AVAILABLE        COMMON
                                           TO COMMON        SHARES         EARNINGS
                                          STOCKHOLDERS    OUTSTANDING      PER SHARE
                                          ------------    -----------      ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Six months ended June 30, 2004:
        Basic.............................  $  20,352       32,667          $  0.62
        Effect of dilutive securities:
              Preferred stock.............      1,750        4,057
              Stock options...............          -          541
              Warrants....................          -          855
              Restricted share units......          -            8
                                            ---------       ------
        Diluted...........................  $  22,102       38,128          $  0.58
                                            ---------       ------

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

      The Company had the following hedging contracts as of June 30, 2005:

                             NATURAL GAS POSITIONS
------------------------------------------------------------------------------------
                                                                    VOLUME (MMBTU)
                                                                  ------------------
  REMAINING CONTRACT TERM  CONTRACT TYPE  STRIKE PRICE ($/MMBTU)  DAILY      TOTAL
-------------------------  -------------  ----------------------  ------   ---------
07/05 - 12/05............      Collar         $ 4.50/$10.75       20,000   3,680,000
07/05 - 12/05............      Collar         $ 5.00/$10.00       15,000   2,760,000
01/06 - 12/06............      Collar         $ 5.00/$ 9.51       15,000   5,475,000
01/07 - 12/07............      Collar         $ 5.00/$ 8.00       10,000   3,650,000

                             CRUDE OIL POSITIONS
------------------------------------------------------------------------------------
                                                                    VOLUME (BBLS)
                                                                  ------------------
 REMAINING CONTRACT TERM   CONTRACT TYPE  STRIKE PRICE ($/BBL)    DAILY      TOTAL
-------------------------  -------------  --------------------    ------   ---------
07/05 - 12/05............      Collar         $ 31.00/$44.05      2,000     368,000


      Settlements of hedging contracts reduced crude oil revenues by $1.7 million and $2.7 million in the three and six month periods ended June 30, 2005 and had no effect on natural gas revenues in the three and six month periods ended June 30, 2005. The Company has not discontinued hedge accounting treatment in the periods presented, and therefore, has not reclassified any gains or losses into earnings as a result.

                                  (UNAUDITED)


      The following tables reconcile the change in accumulated other comprehensive income for the six month periods ending June 30, 2005 and 2004.

                                                                                      SIX MONTHS ENDED
                                                                                       JUNE 30, 2005
                                                                                   ----------------------
                                                                                       (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2004                                    $  (1,119)
Net income......................................................................   $   38,471
Other comprehensive loss - net of tax
      Hedging activities
              Reclassification adjustments for settled contracts - net of
                taxes of $(989).................................................        1,759
              Changes in fair value of outstanding hedging positions- net of
                taxes of $4,164.................................................       (7,404)
                                                                                   ----------
                    Total other comprehensive loss..............................       (5,645)     (5,645)
                                                                                   ----------   ---------
Comprehensive income............................................................   $   32,826
                                                                                   ==========
Accumulated other comprehensive loss as of June 30, 2005........................                $  (6,764)
                                                                                                =========

                                                                                      SIX MONTHS ENDED
                                                                                        JUNE 30, 2004
                                                                                   ----------------------
                                                                                        (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2003                                    $  (2,441)
Net income......................................................................   $   22,102
Other comprehensive loss - net of tax
      Hedging activities
             Reclassification adjustments for settled contracts-net of
               taxes of $(1,585)................................................        2,818
             Changes in fair value of outstanding hedging positions-net of
               taxes of $2,042..................................................       (3,629)
                                                                                   ----------
                   Total other comprehensive loss...............................         (811)       (811)
                                                                                   ----------   ---------
Comprehensive income............................................................   $   21,291
                                                                                   ==========
Accumulated other comprehensive loss as of June 30, 2004........................                $  (3,252)
                                                                                                =========

      Based upon current prices, the Company expects to transfer approximately $6.8 million of pretax net deferred losses in accumulated other comprehensive loss as of June 30, 2005 to earnings during the next twelve months when the forecasted transactions actually occur.

                                   (UNAUDITED)

(6) ASSET RETIREMENT OBLIGATION

   Accounting and reporting standards require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the six months ended June 30, 2005.

                                     SIX MONTHS ENDED
                                      JUNE 30, 2005
                                     ----------------
                                      (IN THOUSANDS)
December 31, 2004..................  $         45,064
   Accretion expense...............             1,927
   Liabilities incurred............             2,694
   Liabilities settled.............               (54)
                                     ----------------
June 30, 2005......................  $         49,631
                                     ================

(7) COMMON STOCK

   On July 16, 2004 the Company filed a universal shelf registration statement (Shelf Registration Statement) which allowed the Company to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. On November 10, 2004 the Company sold approximately 3.5 million shares of its common stock to the public pursuant to this shelf registration statement. Concurrent with this offering, the Company entered into a stock purchase agreement with Energy Income Fund, L.P. (EIF) in which it purchased approximately 3.5 million shares of common stock owned by EIF at a price per share equal to the net proceeds per share received in the offering, before expenses. The Company therefore did not retain any of the proceeds from this offering and the stock has been recorded as treasury stock on the consolidated balance sheet at cost. The Company restored the Shelf Registration Statement to $300 million in May 2005. The Company has no immediate plans to enter into any additional transactions under this registration statement, but plans to use the proceeds for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital.

   In the second quarter of 2005, the Company acquired 2,312 shares of its common stock as a result of tax withholding in connection with employee benefit transactions. All of these shares are reflected in treasury stock in the Consolidated Balance Sheet.

(8) INDEBTEDNESS

   On August 5, 2003, the Company issued $150 million of 8.75% Senior Notes Due 2010 (the Senior Notes) in a Rule 144A private offering (the Debt Offering) which allows unregistered transactions with qualified institutional buyers. In October 2003, the Company consummated an exchange offer pursuant to which it exchanged registered Senior Notes (the Registered Senior Notes) having substantially identical terms as the Senior Notes for the privately placed Senior Notes. After discounts and commissions and estimated offering expenses, the Company received $145.3 million, which was used to redeem all of the outstanding 11% Senior Subordinated Notes Due 2009, that had been issued in connection with a business combination in 2002, and to repay substantially all of the borrowings outstanding under the Company's bank credit facility. In January 2005 the remainder of the net proceeds were used to purchase properties in south Louisiana as discussed in note (3).

                                   (UNAUDITED)

   The Registered Senior Notes mature on August 1, 2010 with interest payable each February 1 and August 1, commencing February 1, 2004. The indenture relating to the Registered Senior Notes contains certain restrictions on the Company's ability to incur additional debt, pay dividends on its common stock, make investments, create liens on its assets, engage in transactions with its affiliates, transfer or sell assets and consolidate or merge substantially all of its assets. The Registered Senior Notes are not subject to any sinking fund requirements.

     On August 3, 2004, the Company amended and extended to August 3, 2008 its bank credit facility. The borrowing base was increased to $150 million at the time of the Company's purchase of south Louisiana properties and reserves in January 2005. At June 30, 2005 the Company had $75.0 million outstanding under the bank credit facility. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The Company's borrowing base was reaffirmed effective April 1, 2005.

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

                                   (UNAUDITED)

   In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3," (Statement 154). Statement 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to Statement 154. The provisions of Statement 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

                                   (UNAUDITED)

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2005

                                                   PARENT
                                                   COMPANY    GUARANTOR
                                                    ONLY     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                  ---------  ------------  ------------  ------------
                                                                     (IN THOUSANDS)
                                     ASSETS

Current assets:
   Cash and cash equivalents..................... $   5,694  $         --  $         --  $      5,694
   Accounts receivable...........................   232,968      (154,707)           --        78,261
   Other current assets..........................     9,371            59            --         9,430
                                                  ---------  ------------  ------------  ------------
       Total current assets......................   248,033      (154,648)           --        93,385

Property and equipment...........................   698,717       383,420            --     1,082,137
Less accumulated depreciation, depletion
   and amortization..............................  (258,440)      (98,270)           --      (356,710)
                                                  ---------  ------------  ------------  ------------
       Net property and equipment................   440,277       285,150            --       725,427

Investment in affiliates.........................    91,415            --       (91,415)           --
Notes receivable, long-term......................        --        70,362       (70,362)           --
Other assets.....................................    18,525           (21)           --        18,504
                                                  ---------  ------------  ------------  ------------
                                                  $ 798,250  $    200,843  $   (161,777) $    837,316
                                                  =========  ============  ============  ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses......... $ 123,374  $      1,415  $         --  $    124,789
   Fair value of commodity derivative
     instruments.................................     6,771            --            --         6,771
   Current maturities of long-term debt..........        --           164            --           164
                                                  ---------  ------------  ------------  ------------
       Total current liabilities.................   130,145         1,579            --       131,724

Long-term debt...................................   222,000        70,362       (70,362)      222,000
Other liabilities................................    89,411        37,487            --       126,898
                                                  ---------  ------------  ------------  ------------
                                                    441,556       109,428       (70,362)      480,622
Stockholders' equity:
   Common stock..................................       412            --            --           412
   Additional paid-in capital....................   339,736            --            --       339,736
   Accumulated other comprehensive loss..........    (6,764)           --            --        (6,764)
   Retained earnings.............................    80,742        91,415       (91,415)       80,742
   Treasury stock................................   (57,432)           --            --       (57,432)
                                                  ---------  ------------  ------------  ------------
       Total stockholders' equity                   356,694        91,415       (91,415)      356,694
                                                  ---------  ------------  ------------  ------------
                                                  $ 798,250  $    200,843  $   (161,777) $    837,316
                                                  =========  ============  ============  ============

                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2005

                                                   PARENT
                                                   COMPANY    GUARANTOR
                                                    ONLY     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                  ---------  ------------  ------------  ------------
                                                                    (IN THOUSANDS)
Revenue:
   Oil and natural gas........................... $ 147,725  $     55,958  $         --  $    203,683
   Other.........................................    14,484           218       (14,751)          (49)
                                                  ---------  ------------  ------------  ------------
                                                    162,209        56,176       (14,751)      203,634

Costs and expenses:
   Lease operating expenses......................    24,482         2,580            --        27,062
   Taxes, other than on earnings.................       742         4,680            --         5,422
   Exploration expenditures......................    14,720        14,907            --        29,627
   Depreciation, depletion and amortization......    34,543        18,609            --        53,152
   General and administrative....................    19,405         8,157        (7,500)       20,062
                                                  ---------  ------------  ------------  ------------
       Total costs and expenses..................    93,892        48,933        (7,500)      135,325

Income from operations...........................    68,317         7,243        (7,251)       68,309

Interest expense,net.............................    (8,096)            8            --        (8,088)
                                                  ---------  ------------  ------------  ------------

Income before income taxes.......................    60,221         7,251        (7,251)       60,221

Income taxes.....................................   (21,750)           --            --       (21,750)
                                                  ---------  ------------  ------------  ------------

Net income....................................... $  38,471  $      7,251  $     (7,251) $     38,471
                                                  =========  ============  ============  ============

                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2005

                                                PARENT
                                                COMPANY    GUARANTOR
                                                 ONLY     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               ---------  ------------  ------------ -------------
                                                                  (IN THOUSANDS)
Net cash provided by operating activities....  $ (56,457) $    200,990  $         -- $     144,533

Cash flows used in investing activities:
   Acquisition of business, net of cash
     acquired................................       (863)           --            --          (863)
   Property acquisitions.....................    (42,149)     (141,837)           --      (183,986)
   Exploration and development
     expenditures............................    (63,264)      (59,100)           --      (122,364)
   Other property and equipment
     additions...............................       (792)           --            --          (792)
                                               ---------  ------------  ------------ -------------
Net cash used in investing  activities.......   (107,068)     (200,937)           --      (308,005)
                                               ---------  ------------  ------------ -------------

Cash flows provided by financing activities:
   Deferred financing costs..................       (357)           --            --          (357)
   Repayments of long-term debt..............    (33,000)          (53)           --       (33,053)
   Equity offering costs.....................        (87)           --            --           (87)
   Proceeds from long-term debt..............    105,000            --            --       105,000
   Exercise of stock options and warrants....      4,126            --            --         4,126
                                               ---------  ------------  ------------ -------------
Net cash provided by financing
   activities................................     75,682           (53)           --        75,629
                                               ---------  ------------  ------------ -------------

Net decrease in cash and cash equivalents....    (87,843)           --            --       (87,843)

Cash and cash equivalents at beginning of
   period....................................     93,537            --            --        93,537
                                               ---------  ------------  ------------ -------------

Cash and cash equivalents at end of
   period....................................  $   5,694  $         --  $         -- $       5,694
                                               =========  ============  ============ =============

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

   During the first six months of 2005, we reported another period of growth and progress in implementing our long-term growth strategy. Our strong cash flow provided us the flexibility to make necessary and appropriate investments to continue our strategy. Our long-term strategy is to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential, through drilling development wells and working over and recompleting existing wells, and by making acquisitions. Our drilling program contains some higher risk, higher reserve potential opportunities as well as some lower risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

   We use the successful efforts method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Exploratory drilling costs are charged to expense if and when the well is determined not to have found reserves in commercial quantities. Seismic, geological and geophysical and delay rental expenditures are expensed as they are incurred. We conduct many of our exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our annual report on Form 10-K for the fiscal year ended December 31, 2004, includes a discussion of our critical accounting policies, which have not changed significantly since the end of the fiscal year.

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

   On July 16, 2004, we filed a universal shelf registration statement (the "Registration Statement") which allowed us to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. On November 10, 2004 we sold approximately 3.5 million shares of our common stock to the public pursuant to the Registration Statement. Concurrent with this offering, we entered into a stock purchase agreement with Energy Income Fund, L.P. ("EIF") pursuant to which we purchased an equal number of shares of common stock owned by EIF at a price per share equal to the proceeds per share received in the offering, before expenses. We did not retain any of the proceeds from the offering and the shares are now held as treasury shares, at cost. We restored the Shelf Registration Statement to $300 million in May 2005. We have no immediate plans to enter into any additional transactions under the Registration Statement, but plan to use the proceeds of any future offering under the Registration Statement for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital.

   On August 3, 2004, we amended and extended to August 3, 2008 our bank credit facility. The borrowing base was increased to $150 million at the time of our purchase of south Louisiana properties and reserves in January 2005. At June 30, 2005 the Company had $75.0 million outstanding under the bank credit facility. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility. The Company's borrowing base was reaffirmed effective April 1, 2005.

   On January 20, 2005, we closed an acquisition of properties and reserves in south Louisiana for $146.0 million in cash, after adjustments for the exercise of preferential rights by third parties and preliminary closing adjustments. The acquisition is composed of nine fields, four of which were producing at the time of the closing through 14 wells, with estimated proved reserves of 51.2 billion cubic feet equivalent. Also included were interests in 22 exploratory prospects. The transaction expands the exploration opportunities in our expanded focus area and further reduces the concentration of our reserves and production. Upon the signing of the purchase agreement, we paid a $5.0 million deposit in 2004 toward the purchase price which is recorded as other assets in the consolidated balance sheet, and concurrent with the closing, the borrowing base under our bank credit facility was increased to $150 million, of which $60 million was drawn to fund the acquisition. In connection with the acquisition, we also entered into a two-year agreement with the seller of the properties that defines an area of mutual interest ("AMI") encompassing over one million acres. We intend to continue to explore and develop oil and natural gas reserves in the AMI over the next two years jointly with the seller. The proved reserves, prospects and the AMI are in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

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

   In the second quarter of 2005, the Company acquired 2,312 shares of its common stock as a result of tax withholding in connection with employee benefit transactions. All of these shares are reflected in treasury stock in the Consolidated Balance Sheet.

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

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                    JUNE 30,                 JUNE 30,
                                                               -------------------   ----------------------
                                                                 2005       2004        2005        2004
                                                               ---------  --------   ----------  ----------
Net production (per day):
     Oil (Bbls)..............................................     10,469     8,411       10,225       8,200
     Natural gas (Mcf).......................................     99,941    87,054       98,067      82,094
         Total barrels of oil equivalent (Boe)...............     27,126    22,920       26,570      21,882
Oil and natural gas revenues (in thousands):
     Oil.....................................................  $  43,637  $ 25,412   $   84,656  $   48,583
     Natural gas.............................................     62,593    49,565      119,027      89,813
         Total...............................................    106,230    74,977      203,683     138,396
Average sales prices, net of hedging:
     Oil (per Bbl)...........................................  $   45.80  $  33.20   $    45.74  $    32.55
     Natural gas (per Mcf)...................................       6.88      6.26         6.71        6.01
         Total (per Boe).....................................      43.03     35.95        42.35       34.75
Impact of hedging:
     Oil (per Bbl)...........................................  $   (1.74) $  (3.40)  $    (1.46) $    (2.54)
     Natural gas (per Mcf)...................................         --     (0.01)          --       (0.04)
Average costs (per Boe):
     Lease operating expense.................................  $    5.72  $   4.66   $     5.52  $     4.86
     Taxes, other than on earnings...........................       1.08      1.00         1.13        1.08
     Depreciation, depletion and amortization................      11.20     10.65        11.05       10.28

Increase in oil and natural gas revenues between periods
presented (net of hedging) due to:
     Changes in prices of oil................................  $   9,649             $   19,432
     Changes in production volumes of oil....................      8,576                 16,641
         Total increase in oil sales.........................     18,225                 36,073

     Changes in prices of natural gas........................  $   4,930             $   10,197
     Changes in production volumes of natural gas............      8,098                 19,017
         Total increase in natural gas sales.................     13,028                 29,214

REVENUES AND NET INCOME

   Our oil and natural gas revenues increased to $106.2 million in the second quarter of 2005 from $75.0 million in the second quarter of 2004. Our oil and natural gas revenues increased to $203.7 million in the first half of 2005 from $138.4 million in the first half of 2004. The increase for this period is in part the result of sharply increased oil prices and higher natural gas prices combined with an increase in production from 28 new natural gas wells brought on production since the end of the second quarter of 2004. In addition, the acquisitions, in the first quarter of 2005, of the south Louisiana properties and the additional interest in South Timbalier 26 added incremental production. These increases were partially offset by natural reservoir declines.

   We recognized net income of $18.1 million in the second quarter of 2005 compared to net income of $14.7 million in the second quarter of 2004. We recognized net income of $38.5 million in the first half of 2005 compared to net income of $22.1 million in the first half of 2004. The increase was primarily a result of the increase in oil and natural gas revenues discussed above partially offset by increased costs discussed below.

OPERATING EXPENSES

   Operating expenses during the three and six month periods ended June 30, 2005 and 2004 were affected by the following:

- Lease operating expense increased in the second quarter of 2005 to $14.1 million compared to $9.7 million in the second quarter of 2004. Lease operating expense increased to $26.6 million in the first half of 2005 from $19.4 million in the first half of 2004. This increase in both periods is a result of new wells coming on stream in new fields, acquisitions during the first quarter 2005, workovers in the current periods, as well as a general increase in the cost of oilfield industry services.

- Taxes, other than on earnings, increased to $2.7 million in the second quarter of 2005 from $2.1 million in the second quarter of 2004. Taxes, other than on earnings, increased to $5.4 million in the first half of 2005 from $4.3 million in the first half of 2004. The increase was due to the increase in commodity prices and production from non-federal leases as a result of the south Louisiana property acquisition. These taxes are expected to fluctuate from period to period depending on our production volumes from non-federal leases and the commodity prices received.

- Exploration expenditures, including dry hole costs, increased to $18.9 million in the second quarter of 2005 from $7.5 million in the second quarter of 2004. The expense in the second quarter of 2005 is comprised of $15.9 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $0.7 million of proved property impairments at two of our fields which had reached the end of their economic lives and $2.3 million of seismic expenditures and delay rentals, whereas the expense in the second quarter of 2004 is comprised of $5.5 million of costs for exploratory wells or portions thereof which were found to be not commercially productive and $2.0 million for seismic expenditures and delay rentals.

      Exploration expenditures, including dry hole costs, increased to $29.6 million in the first half of 2005 from $16.9 million in the first half of 2004. The expense in the first half of 2005 is comprised of $20.6 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $0.7 million of proved property impairments noted above and $8.3 million of seismic expenditures and delay rentals, whereas the expense in the first half of 2004 is comprised of $6.4 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $6.9 million of proved property impairments at our East Cameron 378 field and $3.7 million of seismic expenditures and delay rentals.

      Our exploration expenditures, including dry hole charges, will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

- Depreciation, depletion and amortization increased to $27.6 million in the second quarter of 2005 from $22.2 million in the second quarter of 2004. Depreciation, depletion and amortization increased to $53.2 million in the first half of 2005 from $41.0 million in the first half of 2004. Each increase was due to higher production from an increased asset base and a shift in the production contribution from our various fields.

      In addition, in both periods, the shift in the production contribution amongst our various fields also increased our expense per Boe. Some fields carry a higher depreciation burden than others; therefore, changes in the sources of our production will directly impact this expense.

- Other general and administrative expenses increased to $8.3 million in the second quarter of 2005 from $6.4 million in the second quarter of 2004. The change was due to increased personnel costs resulting from our overall increased level of activity and expanded asset base in addition to increased insurance costs.

      Other general and administrative expenses increased to $16.3 million in the first half of 2005 from $13.8 million in the first half of 2004. The change was also due to increased personnel costs resulting from our overall increased level of activity and expanded asset base in addition to increased consulting fees.

- Non-cash stock-based compensation expense of $1.9 million was recognized in the second quarter of 2005 compared to $0.7 million in the second quarter of 2004. Non-cash stock-based compensation expense of $3.8 million was recognized in the first half of 2005 compared to $1.5 million in the first half of 2004. The increased expense relates to the increased amortization of new restricted stock and performance share awards made to employees in late 2004 and early 2005 as well as accelerated vesting of stock for two former employees.

OTHER INCOME AND EXPENSE

      Interest expense increased to $4.3 million in the second quarter of 2005 from $3.6 million in the second quarter of 2004. Interest expense increased to $8.4 million in the first half of 2005 from $7.2 million in the first half of 2004. The increase was a result of interest expense on borrowings under our bank credit facility to finance acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

      The trend of increased revenues we have experienced from 2004 into the first six months of 2005 has continued to provide strong cash flows from operations which totaled $144.5 million in the first six months of the year. We intend to fund our exploration and development expenditures from internally generated cash flows, which we define as cash flows from operations before changes in working capital plus total exploration expenditures. Our cash on hand at June 30, 2005 was $5.7 million. Our future internally generated cash flows will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices we receive for oil and natural gas. We may, from time to time, use our bank credit facility to fund working capital needs.

      Our bank credit facility, as amended on August 3, 2004, consists of a revolving line of credit with a group of banks available through August 3, 2008 (the "bank credit facility"). The bank credit facility currently has a borrowing base of $150 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank credit facility permits both prime rate borrowings and London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.25% to 2.00% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank credit facility is secured by substantially all of our assets. We used our bank credit facility to fund a portion of the purchase of the south Louisiana properties in January 2005 and the acquisition of the additional interest in South Timbalier 26 in March 2005. At August 3, 2005 we had $95.0 million outstanding and
$55.0 million of credit capacity available under the bank credit facility. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio, as defined in our bank credit facility agreement, of 1.0 and (ii) maintain a minimum EBITDAX to interest ratio, as defined in our bank credit facility agreement, of 3.5. We were in compliance with the bank credit facility covenants as of June 30, 2005.

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

      Net cash of $308.0 million used in investing activities in the first six months of 2005 consisted primarily of the acquisition of south Louisiana properties and of an additional interest in South Timbalier 26, as well as oil and natural gas exploration and development expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first six months of 2005, we completed 41 drilling projects, 29 of which were successful, and 21 recompletion/workover projects, 17 of which were successful. During the first six months of 2004, we completed 15 drilling projects, 12 of which were successful, and 10 recompletion/workover projects, eight of which were successful.

      Our 2005 capital exploration and development budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases and our proved properties, and does not include acquisitions. We currently intend to allocate approximately 55% of our budget on an annual basis to low risk development and exploitation activities, approximately 30% to moderate risk exploration opportunities and approximately 15% to higher risk, higher potential exploration opportunities. Our exploration and development budget for 2005 is currently approximately $307 million inclusive of expected incremental drilling expenditures on properties acquired through acquisitions closed thus far during the year. We do not budget for acquisitions. During the first six months of 2005, capital and exploration expenditures were approximately $337.3 million inclusive of a $0.9 million contingent consideration payment resulting from an acquisition during 2002 and $189.0 million related to the acquisition of leases and producing assets in 2005. The level of our capital and exploration expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2005 capital expenditures.

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

      Our annual report on Form 10-K for the year ended December 31, 2004 included a discussion of our contractual obligations. There have been no material changes to that disclosure during the six months ended June 30, 2005. In addition, we do not maintain any off balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3," (Statement 154). Statement 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to Statement 154. The provisions of Statement 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2005, $72.0 million of our long-term debt had variable interest rates while the remaining long-term debt had fixed interest expense. If the market interest rates had averaged 1% higher in the second quarter of 2005, interest rates for the period on variable rate debt outstanding during the period would have increased, and net income before income taxes would have decreased by approximately $0.2 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower in the second quarter of 2005, interest expense for the period on variable rate debt would have decreased, and net income before income taxes would have increased by approximately $0.2 million.

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

      We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of June 30, 2005, we had the following contracts in place:

                             Natural Gas Positions
------------------------------------------------------------------------------------
                                                                    VOLUME (MMBTU)
                                                                  ------------------
  REMAINING CONTRACT TERM  CONTRACT TYPE  STRIKE PRICE ($/MMBTU)  DAILY      TOTAL
-------------------------  -------------  ----------------------  ------   ---------
07/05 - 12/05............      Collar         $ 4.50/$10.75       20,000   3,680,000
07/05 - 12/05............      Collar         $ 5.00/$10.00       15,000   2,760,000
01/06 - 12/06............      Collar         $ 5.00/$ 9.51       15,000   5,475,000
01/07 - 12/07............      Collar         $ 5.00/$ 8.00       10,000   3,650,000

                             Crude Oil Positions
------------------------------------------------------------------------------------
                                                                    VOLUME (BBLS)
                                                                  ------------------
 REMAINING CONTRACT TERM   CONTRACT TYPE  STRIKE PRICE ($/BBL)    DAILY      TOTAL
-------------------------  -------------  --------------------    ------   ---------
07/05 - 12/05............      Collar         $ 31.00/$44.05      2,000     368,000

      Our hedged volume as of June 30, 2005 approximated 12% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at June 30, 2005, we estimate the pre-tax loss would have been $10.6 million.

      We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At June 30, 2005, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $5.4 million increase in the combined estimated pre tax loss.

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

ITEM 4. CONTROLS AND PROCEDURES

      CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND
      PROCEDURES

      Under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer believe that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                           (c) Total Number
                                                               of Shares
                                                           Purchased as Part   (d) Maximum Number of
                                                              of Publicly     Shares that May Yet Be
                  (a) Total Number of  (b) Average Price   Announced Plans or    Purchased Under the
     Period        Shares Purchased    Paid per Share (1)     Programs (1)      Plans or Programs (1)
----------------  -------------------  ------------------  ------------------  ----------------------
                    (in thousands)
4/1/05 - 4/30/05             -                n/a                  n/a                   n/a
5/1/05 - 5/31/05         2,312             $23.49                  n/a                   n/a
6/1/05 - 6/30/05             -                n/a                  n/a                   n/a
                        ------
Total                    2,312             $23.49                  n/a
                        ------

(1) Shares were acquired from employees as part of a benefit plan agreement and were not purchased as part of a publicly announced plan or program.

ITEM 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

a) At the Annual Meeting of Stockholders of the Company held on May 12, 2005, the stockholders elected 10 directors to serve until the 2006 Annual Meeting of Stockholders, approved the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors and ratified the appointment of KPMG as the Company's independent public accountants for the year ended December 31, 2005.

      The voting tabulation is as follows:

                                            FOR       WITHHELD
Election as a Director of the Company:
Richard A. Bachmann                      30,023,788   2,839,985
John C. Bumgarner, Jr.                   31,044,788   1,818,985
Jerry D. Carlisle                        31,127,696   1,736,077
Harold D. Carter                         30,446,280   2,417,493
Enoch L. Dawkins                         20,117,304  12,746,469
Robert D. Gershen                        30,456,143   2,407,630
William R. Herrin                        31,166,351   1,697,422
William O. Hiltz                         31,134,856   1,728,917
John G. Phillips                         31,047,431   1,816,342
Norman D. Francis                        31,167,444   1,696,329

                                                      FOR       AGAINST   ABSTAIN
Approve the Amended and Restated 2000 Stock
Incentive Plan for Non-Employee Directors:         23,074,221  4,030,651   25,739

                                                      FOR       AGAINST   ABSTAIN
Ratify appointment of KPMG LLP as the Company's
independent public accountants:                    32,785,677    68,698    9,398

ITEM 6. EXHIBITS

Exhibits:

10.1 General Release between William Flores, Jr. and Energy Partners, Ltd. dated July 6, 2005.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Energy Partners, Ltd.

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

                     ENERGY PARTNERS, LTD.

Date: August 8, 2005   By: /s/ David R. Looney
                           -----------------------------------------------------
                           David R. Looney
                           Executive Vice President and Chief Financial Officer (Authorized and Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number                             Description of Exhibit
-------    ---------------------------------------------------------------------
10.1       General Release between William Flores, Jr. and Energy Partners, Ltd.
           dated July 6, 2005.

31.1       Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief
           Executive Officer of Energy Partners, Ltd.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

32.0       Section 1350 Certifications.