Form 10-Q
period 2005-09-30
ENERGY PARTNERS LTD
filed 2005-11-10
CIK 750199

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-16179

                                   ----------

                              ENERGY PARTNERS, LTD.
             (Exact name of registrant as specified in its charter)

                     Delaware                                   72-1409562
           (State or other jurisdiction                      (I.R.S. employer
         of incorporation or organization)                identification number)

     700 Louisiana, Suite 2100 Houston, Texas                      77002
(Address of temporary principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (713) 228-0711

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

     As of November 4, 2005, there were 37,979,413 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I FINANCIAL STATEMENTS

   Item 1.   Financial Statements:
             Consolidated Balance Sheets as of September 30, 2005 and
                December 31, 2004........................................     3

             Consolidated Statements of Operations for the three and nine
                months ended September 30, 2005 and 2004.................     4

             Consolidated Statements of Cash Flows for the nine months
                ended September 30, 2005 and 2004........................     5

             Notes to Consolidated Financial Statements .................     6

   Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................    17

   Item 3.   Quantitative and Qualitative Disclosures about Market
                Risk.....................................................    24

   Item 4.   Controls and Procedures.....................................    26

PART II OTHER INFORMATION

   Item 6.   Exhibits....................................................    27

ITEM 1. FINANCIAL STATEMENTS

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             September 30,   December 31,
                                                                                  2005           2004
                                                                             -------------   ------------
                                                                              (Unaudited)
                                 ASSETS

Current assets:
   Cash and cash equivalents .............................................    $   51,011      $  93,537
   Trade accounts receivable .............................................        45,754         59,341
   Other receivables .....................................................        12,422          5,600
   Deferred tax assets ...................................................        10,306          1,906
   Prepaid expenses ......................................................         4,461          2,285
                                                                              ----------      ---------
         Total current assets ............................................       123,954        162,669

Property and equipment, at cost under the successful efforts
   method of accounting for oil and natural gas properties ...............     1,155,726        769,331
Less accumulated depreciation, depletion and amortization ................      (389,834)      (304,997)
                                                                              ----------      ---------
         Net property and equipment ......................................       765,892        464,334

Other assets .............................................................        16,811         15,970
Deferred financing costs -- net of accumulated amortization
   of $4,920 in 2005 and $4,174 in 2004 ..................................         4,391          4,705
                                                                              ----------      ---------
                                                                              $  911,048      $ 647,678
                                                                              ==========      =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................................................    $   47,050      $  21,255
   Accrued expenses ......................................................       118,365         59,387
   Fair value of commodity derivative instruments ........................        26,502          1,749
   Current maturities of long-term debt ..................................           137            108
                                                                              ----------      ---------
         Total current liabilities .......................................       192,054         82,499

Long-term debt ...........................................................       225,000        150,109
Deferred tax liabilities .................................................        73,787         53,686
Asset retirement obligation ..............................................        54,093         45,064
Other ....................................................................        12,981          1,271
                                                                              ----------      ---------
                                                                                 557,915        332,629

Stockholders' equity:
   Preferred stock, $1 par value. Authorized 1,700,000 shares;
      issued and outstanding: 2005 - no shares; 2004 - 344,399
      shares. Aggregate liquidation value: 2004 - $34,440 ................            --         33,504
   Common stock, par value $0.01 per share. Authorized 50,000,000 shares; issued and outstanding: 2005 -  41,445,697 shares;
      2004 - 36,618,084 shares ...........................................           415            367
   Additional paid-in capital ............................................       347,289        296,460
   Accumulated other comprehensive loss -- net of deferred taxes of
      $13,726 in 2005 and $630 in 2004 ...................................       (24,402)        (1,119)
   Retained earnings .....................................................        87,263         43,215
   Treasury stock, at cost. 2005 -- 3,474,208 shares; 2004 -- 3,480,441
      shares .............................................................       (57,432)       (57,378)
                                                                              ----------      ---------
         Total stockholders' equity ......................................       353,133        315,049
   Commitments and contingencies
                                                                              ----------      ---------
                                                                              $  911,048      $ 647,678
                                                                              ==========      =========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     Three Months Ended    Nine Months Ended
                                                                        September 30,        September 30,
                                                                     ------------------   -------------------
                                                                       2005      2004       2005       2004
                                                                     -------   -------    --------   --------
Revenue:
   Oil and natural gas ...........................................   $91,977   $73,997    $295,660   $212,393
   Other .........................................................        72       120          23        263
                                                                     -------   -------    --------   --------
                                                                      92,049    74,117     295,683    212,656
                                                                     -------   -------    --------   --------
Costs and expenses:
   Lease operating ...............................................    14,163    10,550      40,720     29,909
   Transportation expense ........................................       288        59         793        276
   Taxes, other than on earnings .................................     2,836     2,129       8,258      6,449
   Exploration expenditures and dry hole costs ...................    23,313     9,998      52,940     26,930
   Depreciation, depletion and amortization ......................    26,278    25,309      79,430     66,261
   General and administrative:
      Stock-based compensation ...................................     2,460     1,035       6,217      2,554
      Other general and administrative ...........................     7,761     6,656      24,066     20,406
                                                                     -------   -------    --------   --------
         Total costs and expenses ................................    77,099    55,736     212,424    152,785
                                                                     -------   -------    --------   --------
Income from operations ...........................................    14,950    18,381      83,259     59,871
                                                                     -------   -------    --------   --------
Other income (expense):
   Interest income ...............................................       223       322         518        785
   Interest expense ..............................................    (4,929)   (3,602)    (13,312)   (10,762)
                                                                     -------   -------    --------   --------
                                                                      (4,706)   (3,280)    (12,794)    (9,977)
                                                                     -------   -------    --------   --------
         Income before income taxes ..............................    10,244    15,101      70,465     49,894
Income taxes .....................................................    (3,724)   (5,532)    (25,474)   (18,223)
                                                                     -------   -------    --------   --------
         Net income ..............................................     6,520     9,569      44,991     31,671
Less dividends earned on preferred stock and accretion of
   discount and issuance costs ...................................        --      (823)       (944)    (2,573)
                                                                     -------   -------    --------   --------
         Net income available to common stockholders .............   $ 6,520   $ 8,746    $ 44,047   $ 29,098
                                                                     =======   =======    ========   ========
   Basic earnings per share ......................................   $  0.17   $  0.27    $   1.20   $   0.89
                                                                     =======   =======    ========   ========
   Diluted earnings per share ....................................   $  0.16   $  0.25    $   1.11   $   0.82
                                                                     =======   =======    ========   ========
Weighted average common shares used in Computing income per share:
   Basic .........................................................    37,779    32,992      36,798     32,788
   Incremental common shares
      Preferred stock ............................................        --     4,057         727      4,056
      Stock options ..............................................       846       671         915        571
      Warants ....................................................     2,077     1,141       1,964        990
      Restricted share units .....................................       243        43         206         36
                                                                     -------   -------    --------   --------
   Diluted .......................................................    40,945    38,904      40,610     38,441
                                                                     =======   =======    ========   ========

          See accompanying notes to consolidated financial statements.

                     ENERGY PARTNERS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                    2005        2004
                                                                 ---------   ---------
Cash flows from operating activities:
   Net income ................................................   $  44,991   $  31,671
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation, depletion and amortization ............      79,430      66,261
         Loss on disposition of oil and natural gas assets ...          92          --
         Non cash-based compensation .........................       6,267       2,603
         Deferred income taxes ...............................      25,128      18,072
         Exploration expenditures ............................      41,208      19,540
         Amortization of deferred financing costs ............         746         682
         Other ...............................................         674         104
         Changes in operating assets and liabilities:
            Trade accounts receivable ........................      13,587      (5,599)
            Other receivables ................................      (6,822)     (7,251)
            Prepaid expenses .................................      (2,176)     (1,107)
            Other assets .....................................      (1,731)       (682)
            Accounts payable and accrued expenses ............      52,391       2,658
            Other liabilities ................................        (114)     (2,065)
                                                                 ---------   ---------
               Net cash provided by operating activities......     253,671     124,887
                                                                 ---------   ---------

Cash flows used in investing activities:
   Acquisition of business, net of cash acquired .............        (863)     (2,166)
   Property acquisitions .....................................    (187,137)     (6,076)
   Exploration and development expenditures ..................    (189,278)   (117,329)
   Other property and equipment additions ....................      (1,389)       (444)
                                                                 ---------   ---------
               Net cash used in investing activities .........    (378,667)   (126,015)
                                                                 ---------   ---------

Cash flows provided by financing activities:
   Repayments of long-term debt ..............................     (53,080)       (173)
   Deferred financing costs ..................................        (357)       (725)
   Equity offering costs .....................................         (87)         --
   Proceeds from long-term debt ..............................     128,000      (1,212)
   Exercise of stock options and warrants ....................       7,994       3,094
                                                                 ---------   ---------
               Net cash provided by financing activities .....      82,470         984
                                                                 ---------   ---------
               Net decrease in cash and cash equivalents .....     (42,526)       (144)
Cash and cash equivalents at beginning of period .............      93,537     104,392
                                                                 ---------   ---------
Cash and cash equivalents at end of period ...................   $  51,011   $ 104,248
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

     The financial information as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                       ------------------   -----------------
                                                          2005     2004       2005      2004
                                                         ------   ------    -------   -------
                                                                   (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Net income available to common stockholders:
   As reported .....................................     $6,520   $8,746    $44,047   $29,098
   Less: Pro forma net stock based employee
      compensation cost, after tax .................       (485)    (967)      (655)   (1,337)
                                                         ------   ------    -------   -------
   Pro forma .......................................     $6,035   $7,779    $43,392   $27,761
                                                         ------   ------    -------   -------
Basic earnings per share:
   As reported .....................................     $ 0.17   $ 0.27    $  1.20   $  0.89
   Pro forma .......................................     $ 0.16   $ 0.24    $  1.18   $  0.85
Diluted earnings per share:
   As reported .....................................     $ 0.16   $ 0.25    $  1.11   $  0.82
   Pro forma .......................................     $ 0.15   $ 0.22    $  1.09   $  0.79
Stock-option based employee compensation cost,
   net of tax, included in net income as reported ..     $   --   $   --    $   468   $   340

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(3) ACQUISITIONS

     In connection with the acquisition of a Company in 2002, the Company issued among other things, $38.4 million liquidation preference of newly authorized and issued Series D Exchangeable Convertible Preferred Stock (the Series D Preferred Stock), with an issue date fair value of $34.7 million discounted to give effect to the increasing dividend rate, and $38.4 million of 11% Senior Subordinated Notes (the Notes) due 2009 (immediately callable at par). On February 28, 2005, the Company gave notice of the redemption of all of the Series D Preferred Stock issued in connection with the acquisition that remained outstanding on the redemption date of March 21, 2005. The redemption price was $100 per share plus accrued and unpaid dividends to the redemption date. Holders of record had the right to convert their shares into shares of common stock through the close of business on March 18, 2005. All holders exercised their right to convert their shares and there were no preferred shares outstanding as of the close of business on March 18, 2005.

     The Company also issued warrants to purchase four million shares of the Company's common stock in the same business combination. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants became exercisable on January 15, 2003 and expire on January 15, 2007. At September 30, 2005 there were 755,341 warrants outstanding with a strike price of $9.00 per share and 2,673,124 warrants outstanding with a strike price of $11.00 per share.

     In addition, former preferred stockholders of the acquired company have the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by the acquired company as of the closing date of the acquisition (the Ring-Fenced Properties) exceeds the net present value discounted at 30%. The potential consideration is determined annually from March 3, 2003 until March 1, 2007. The cumulative percentage remitted to the participants was 20% for the March 3, 2003, 30% for the March 1, 2004 and 35% for the March 1, 2005 determination dates and is 40% for the March 1, 2006 and 50% for the March 1, 2007 determination dates. The contingent consideration, if any, may be paid in the Company's common stock or cash at the Company's option (with a minimum of 20% in cash) and in no event will exceed a value of $50 million. In the first nine months of 2005 and 2004, the Company capitalized, as additional purchase price, and paid additional consideration in cash, of $0.9 million and $2.2 million related to the March 1, 2005 and the March 1, 2004 contingent consideration determination dates, respectively. Due to the uncertainty inherent in estimating the value of future contingent consideration which includes annual revaluations based upon, among other things, drilling results from the date of the prior revaluation, and development, operating and abandonment costs and production revenues (actual historical and future projected, as contractually defined, as of each revaluation date) for the Ring-Fenced Properties, total final consideration will not be determined until March 1, 2007. All additional contingent consideration will be capitalized as additional purchase price.

     On January 20, 2005, the Company closed an acquisition of properties and reserves in south Louisiana for approximately $148.1 million in cash, after adjustments for the exercise of preferential rights by third parties and preliminary closing adjustments. The entire purchase price was allocated to property and equipment. The terms of the acquisition did not contain any contingent consideration, options or future commitments. The acquisition was composed of nine fields, four of which were producing at the time of the closing through 14 wells, with estimated acquisition date proved reserves of 51.2 billion cubic feet equivalent. Also included were interests in 22 exploratory prospects. The transaction expands the Company's exploration opportunities in its expanded focus area and further reduces the concentration of its reserves and production. Upon the signing of the purchase agreement, the Company paid a $5.0 million deposit in 2004 toward the purchase price which was recorded as other assets in the consolidated balance sheet at December 31, 2004. Concurrent with the closing, the borrowing base under the Company's bank credit facility was increased to $150 million, of which $60 million was drawn to fund the acquisition. In connection with the acquisition, the Company has also entered into a two-year agreement with the seller of the properties that defines an area of mutual interest (AMI) encompassing over one million acres. The Company intends to continue to explore and develop oil and natural gas reserves in the AMI over that two year period jointly with the seller. The proved reserves, prospects and AMI are in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

                                   (UNAUDITED)

     The following unaudited pro forma information for the three and nine months ended September 30, 2004 presents a summary of the consolidated results of operations as if the acquisition occurred on January 1, 2004 with pro forma adjustments to give effect to depreciation, depletion and amortization, interest expense and related income tax effects.

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30, 2004   SEPTEMBER 30, 2004
                                        ------------------   ------------------
                                         (UNAUDITED, IN THOUSANDS, EXCEPT PER
                                                     SHARE AMOUNTS)
Pro forma:
   Revenue ..........................         $79,168             $227,808
   Income from operations ...........          20,486               66,185
   Net income .......................          10,806               35,355
   Basic income per common share ....         $  0.30             $   1.00
   Diluted income per common share ..         $  0.28             $   0.92

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

     The Company had the following hedging contracts as of September 30, 2005:

                              NATURAL GAS POSITIONS
-------------------------------------------------------------------------------------
                                                                     VOLUME (MMBTU)
                                                                   ------------------
REMAINING CONTRACT TERM   CONTRACT TYPE   STRIKE PRICE ($/MMBTU)    DAILY     TOTAL
-----------------------   -------------   ----------------------   ------   ---------
10/05 - 12/05..........       Collar           $4.50/$10.75        20,000   1,840,000
10/05 - 12/05..........       Collar           $5.00/$10.00        15,000   1,380,000
01/06 - 12/06..........       Collar           $ 5.00/$9.51        15,000   5,475,000
01/07 - 12/07..........       Collar           $ 5.00/$8.00        10,000   3,650,000

                               CRUDE OIL POSITIONS
-------------------------------------------------------------------------------------
                                                                      VOLUME (BBLS)
                                                                   ------------------
REMAINING CONTRACT TERM   CONTRACT TYPE   STRIKE PRICE ($/BBL)      DAILY      TOTAL
-----------------------   -------------   --------------------     ------     -------
10/05 - 12/05..........       Collar          $31.00/$44.05         2,000     184,000

     Settlements of hedging contracts reduced crude oil revenues by $3.5 million and $6.2 million in the three and nine month periods ended September 30, 2005 and reduced natural gas revenues by $0.1 million in each of the three and nine month periods ended September 30, 2005. The Company has not discontinued hedge accounting treatment in the periods presented, and therefore, has not reclassified gains or losses into earnings as a result.

                                   (UNAUDITED)

     The following tables reconcile the change in accumulated other comprehensive income for the nine month periods ending September 30, 2005 and 2004.

                                                                         NINE MONTHS ENDED
                                                                         SEPTEMBER 30, 2005
                                                                        -------------------
                                                                           (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2004                       $ (1,119)
Net income...........................................................   $ 44,991
Other comprehensive loss - net of tax
   Hedging activities
      Reclassification adjustments for settled contracts - net of
         taxes of $(2,278)...........................................      4,049
      Changes in fair value of outstanding hedging positions - net of
         taxes of $15,375............................................    (27,332)
                                                                        --------
         Total other comprehensive loss..............................    (23,283)   (23,283)
                                                                        --------   --------
Comprehensive income.................................................   $ 21,708
                                                                        ========
Accumulated other comprehensive loss as of September 30, 2005........              $(24,402)
                                                                                   ========

                                                                         NINE MONTHS ENDED
                                                                        SEPTEMBER 30, 2004
                                                                        ------------------
                                                                          (IN THOUSANDS)
Accumulated other comprehensive loss as of December 31, 2003 ........             $(2,441)
Net income ..........................................................   $31,671
Other comprehensive loss - net of tax
   Hedging activities
      Reclassification adjustments for settled contracts - net of
         taxes of $(3,172) ..........................................     5,640
      Changes in fair value of outstanding hedging positions - net of
         taxes of $5,363 ............................................    (9,534)
                                                                        -------
         Total other comprehensive loss .............................    (3,894)   (3,894)
                                                                        -------   -------
Comprehensive income.................................................   $27,777
                                                                        =======
Accumulated other comprehensive loss as of September 30, 2004 .......             $(6,335)
                                                                                  =======

     Based upon current prices, the Company expects to transfer approximately $26.5 million of pretax net deferred losses in accumulated other comprehensive loss as of September 30, 2005 to earnings during the next twelve months when the forecasted transactions actually occur.

(6)  OIL AND GAS PROPERTIES

     Effective July 1, 2005, the Company adopted Financial Accounting Standards Board Staff Position FAS 19-1, "Accounting for Suspended Well Costs" (FSP 19-1). FSP 19-1 amended Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" (Statement 19), to permit the continued capitalization of exploratory well costs beyond one year if
(a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. During the quarter ended September 30, 2005, the Company adopted the requirements of FSP 19-1. During the Company's limited operating history it has not, and does not currently, drill in areas that require major capital expenditures before production can begin. Therefore,

                                   (UNAUDITED)

upon adoption, the Company evaluated all existing capitalized well costs under the provisions of FSP 19-1 and determined there was no impact to the Company's consolidated financial statements.

(7) ASSET RETIREMENT OBLIGATION

     Accounting and reporting standards require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the nine months ended September 30, 2005.

                              NINE MONTHS ENDED
                             SEPTEMBER 30, 2005
                             ------------------
                               (IN THOUSANDS)
December 31, 2004.........         $45,064
   Accretion expense......           3,054
   Liabilities incurred...           6,029
   Liabilities settled....             (54)
                                   -------
September 30, 2005........         $54,093
                                   =======

(8) COMMON STOCK

     On July 16, 2004 the Company filed a universal shelf registration statement (Shelf Registration Statement) which allowed the Company to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. On November 10, 2004 the Company sold approximately 3.5 million shares of its common stock to the public pursuant to this shelf registration statement. Concurrent with this offering, the Company entered into a stock purchase agreement with Energy Income Fund, L.P. (EIF) in which it purchased approximately 3.5 million shares of common stock owned by EIF at a price per share equal to the net proceeds per share received in the offering, before expenses. The Company therefore did not retain any of the proceeds from this offering and the stock has been recorded as treasury stock on the consolidated balance sheet at cost. The Company restored the Shelf Registration Statement to $300 million in May 2005. The Company has no immediate plans to enter into any additional transactions under this registration statement, but plans to use the proceeds of any further offering under the Shelf Registration Statement for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital.

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

     On August 3, 2004, the Company amended and extended to August 3, 2008 its bank credit facility. The borrowing base was increased to $150 million at the time of the Company's purchase of south Louisiana properties and reserves in January 2005. At September 30, 2005 the Company had $75.0 million outstanding under the bank credit facility. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The Company's borrowing base was reaffirmed effective November 1, 2005.

(10) TROPICAL WEATHER

     On August 29, 2005 Hurricane Katrina made landfall in the United States south of New Orleans causing catastrophic damage throughout portions of the Gulf of Mexico and to portions of Alabama, Louisiana and Mississippi, including New Orleans. As a result of the devastating effects of the storm on New Orleans and surrounding areas, the Company announced on August 30 that it had elected to establish temporary headquarters at its Houston, Texas office. A satellite office was also established in Baton Rouge, Louisiana. General and administrative costs associated with moving offices as well as relocation allowances paid to employees approximated $1.0 million during the quarter and are recorded in other general and administrative expenses in the consolidated statement of operations.

     On September 24, 2005 Hurricane Rita made landfall in the United States on the Texas/Louisiana border. This hurricane caused extensive damage throughout portions of the Gulf of Mexico region particularly to third party infrastructure such as pipelines and processing plants.

     As a result of these two major hurricanes and two other hurricanes and a tropical storm that traversed the Gulf of Mexico and adjacent land areas in July 2005, nearly all of the Company's production was shut in at one time or another during the quarter and a significant portion of that production had not yet been restored as of the date of the filing of this Form 10-Q. The Company is continuing to work to bring production back to pre-storm levels, but is subject to constraints due to damage to third party infrastructure. The Company maintains business interruption insurance on its significant properties, including its East Bay field. Recovery of lost revenue for the East Bay field and the South Timbalier 26 field began accruing in October and recovery on the South Marsh Island 109 field is currently expected to begin accruing in November. Recovery will continue, including situations where production is shut-in due to third party constraints, until production is restored to pre-storm levels, subject to policy limits that the Company does not expect at this time to be reached. Total offshore repair costs expended as of September 30, 2005 for Hurricanes Katrina and Rita and Tropical Storm Cindy were $7.5 million. Of this amount $2.2 million represents uninsured amounts that are reflected in lease operating expenses and the remaining $5.3 million is recorded in other receivables on the Company's consolidated balance sheet.

(11) NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (Statement 151). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company's assessment of the provisions of Statement 151 is that it does not have an impact on the financial position, results of operations or cash flows of the Company.

                                   (UNAUDITED)

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

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3," (Statement 154). Statement 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to Statement 154. The provisions of Statement 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(12) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

                                   (UNAUDITED)

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

               SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005

                                                 PARENT
                                                COMPANY      GUARANTOR
                                                  ONLY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   ------------   ------------
                                                                   (IN THOUSANDS)
                 ASSETS
Current assets:
   Cash and cash equivalents ...............   $  51,011    $      --      $      --      $   51,011
   Accounts receivable .....................     222,489     (164,313)            --          58,176
   Other current assets ....................      14,708           59             --          14,767
                                               ---------    ---------      ---------      ----------
      Total current assets .................     288,208     (164,254)            --         123,954
Property and equipment .....................     748,080      407,646             --       1,155,726
Less accumulated depreciation, depletion
     and amortization ......................    (282,644)    (107,190)            --        (389,834)
                                               ---------    ---------      ---------      ----------
      Net property and equipment ...........     465,436      300,456             --         765,892
Investment in affiliates ...................      96,995           --        (96,995)             --
Notes receivable, long-term ................          --       70,363        (70,363)             --
Other assets ...............................      21,223          (21)            --          21,202
                                               ---------    ---------      ---------      ----------
                                               $ 871,862    $ 206,544      $(167,358)     $  911,048
                                               =========    =========      =========      ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses ...   $ 164,490    $     925      $      --      $  165,415
   Fair value of commodity derivative
      instruments ..........................      26,502           --             --          26,502
   Current maturities of long-term debt ....          --          137             --             137
                                               ---------    ---------      ---------      ----------
      Total current liabilities ............     190,992        1,062             --         192,054
Long-term debt .............................     225,000       70,363        (70,363)        225,000
Other liabilities ..........................     102,737       38,124             --         140,861
                                               ---------    ---------      ---------      ----------
                                                 518,729      109,549        (70,363)        557,915
Stockholders' equity:
   Common stock ............................         415           --             --             415
   Additional paid-in capital ..............     347,289           --             --         347,289
   Accumulated other comprehensive loss ....     (24,402)          --             --         (24,402)
   Retained earnings .......................      87,263       96,995        (96,995)         87,263
   Treasury stock ..........................     (57,432)          --             --         (57,432)
                                               ---------    ---------      ---------      ----------
      Total stockholders' equity ...........     353,133       96,995        (96,995)        353,133
                                               ---------    ---------      ---------      ----------
                                               $ 871,862    $ 206,544      $(167,358)     $  911,048
                                               =========    =========      =========      ==========

                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                     PARENT
                                                    COMPANY      GUARANTOR
                                                      ONLY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ---------   ------------   ------------   ------------
                                                                       (IN THOUSANDS)
Revenue:
   Oil and natural gas .........................    $208,198     $87,462        $     --       $295,660
   Other .......................................      23,818         286         (24,081)            23
                                                    --------     -------        --------       --------
                                                     232,016      87,748         (24,081)       295,683
Costs and expenses:
   Lease operating expenses ....................      32,110       9,403              --         41,513
   Taxes, other than on earnings ...............       1,598       6,660              --          8,258
   Exploration expenditures ....................      34,710      18,230              --         52,940
   Depreciation, depletion and amortization ....      51,084      28,346              --         79,430
   General and administrative ..................      29,266      12,267         (11,250)        30,283
                                                    --------     -------        --------       --------
      Total costs and expenses .................     148,768      74,906         (11,250)       212,424

Income from operations .........................      83,248      12,842         (12,831)        83,259

Interest expense, net ..........................     (12,783)        (11)             --        (12,794)
                                                    --------     -------        --------       --------
Income before income taxes .....................      70,465      12,831         (12,831)        70,465

Income taxes ...................................     (25,474)         --              --        (25,474)
                                                    --------     -------        --------       --------
Net income .....................................    $ 44,991     $12,831        $(12,831)      $ 44,991
                                                    ========     =======        ========       ========

                                   (UNAUDITED)

          SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                        PARENT
                                                       COMPANY      GUARANTOR
                                                         ONLY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ---------   ------------   ------------   ------------
                                                                          (IN THOUSANDS)
Net cash provided by operating activities .........   $  25,947    $ 227,724      $    --        $ 253,671

Cash flows used in investing activities:
   Acquisition of business, net of cash
      acquired ....................................        (863)          --           --             (863)
   Property acquisitions ..........................     (45,300)    (141,837)          --         (187,137)
   Exploration and development expenditures .......    (103,471)     (85,807)          --         (189,278)
   Other property and equipment additions .........      (1,389)          --           --           (1,389)
                                                      ---------    ---------      -------        ---------
Net cash used in investing activities .............    (151,023)    (227,644)          --         (378,667)
                                                      ---------    ---------      -------        ---------
Cash flows provided by financing activities:
   Deferred financing costs .......................        (357)          --           --             (357)
   Repayments of long-term debt ...................     (53,000)         (80)          --          (53,080)
   Equity offering costs ..........................         (87)          --           --              (87)
   Proceeds from long-term debt ...................     128,000           --           --          128,000
   Exercise of stock options and warrants .........       7,994           --           --            7,994
                                                      ---------    ---------      -------        ---------
Net cash provided by financing activities .........      82,550          (80)          --           82,470
                                                      ---------    ---------      -------        ---------

Net decrease in cash and cash equivalents .........     (42,526)          --           --          (42,526)

Cash and cash equivalents at beginning of period ..      93,537           --           --           93,537
                                                      ---------    ---------      -------        ---------
Cash and cash equivalents at end of period ........   $  51,011    $      --      $    --        $  51,011
                                                      =========    =========      =======        =========

(13) CONTINGENCIES

     In the ordinary course of business, the Company is a defendant in various legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(14) RECLASSIFICATIONS

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

     While the impacts of Hurricane Katrina and Rita were significant, during the first nine months of 2005 we still made progress toward implementing our long-term growth strategy. Our strong cash flow provided us the flexibility to make necessary and appropriate investments to continue our strategy. Our long-term strategy is to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential, through drilling development wells and working over and recompleting existing wells, entering into farmout agreements and by making acquisitions. Our drilling program contains some higher risk, higher reserve potential opportunities as well as some lower risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

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

     On July 16, 2004, we filed a universal shelf registration statement (the "Registration Statement") which allowed us to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with the size, price and terms to be determined at the time of the sale. On November 10, 2004 we sold approximately 3.5 million shares of our common stock to the public pursuant to the Registration Statement. Concurrent with this offering, we entered into a stock purchase agreement with Energy Income Fund, L.P. ("EIF") pursuant to which we purchased an equal number of shares of common stock owned by EIF at a price per share equal to the proceeds per share received in the offering, before expenses. We did not retain any of the proceeds from the offering and the shares are now held as treasury shares, at cost. We restored the Registration Statement to $300 million in May 2005. We have no immediate plans to enter into any additional transactions under the Registration Statement, but plan to use the proceeds of any future offering under the Registration Statement for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital.

     On August 3, 2004, we amended and extended to August 3, 2008 our bank credit facility. The borrowing base was increased to $150 million at the time of our purchase of south Louisiana properties and reserves in January 2005. At September 30, 2005 the Company had $75.0 million outstanding under the bank credit facility. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility. The Company's borrowing base was reaffirmed effective November 1, 2005.

     On January 20, 2005, we closed an acquisition of properties and reserves in south Louisiana for $148.1 million in cash, after adjustments for the exercise of preferential rights by third parties and preliminary closing adjustments. The acquisition was composed of nine fields, four of which were producing at the time of the closing through 14 wells, with estimated acquisition date proved reserves of 51.2 billion cubic feet equivalent. Also included were interests in 22 exploratory prospects. The transaction expanded the exploration opportunities in our expanded focus area and further reduced the concentration of our reserves and production. Upon the signing of the purchase agreement, we paid a $5.0 million deposit in 2004 toward the purchase price which was recorded as other assets in the consolidated balance sheet, and concurrent with the closing, the borrowing base under our bank credit facility was increased to $150 million, of which $60 million was drawn to fund the acquisition. In connection with the acquisition, we also entered into a two-year agreement with the seller of the properties that defined an area of mutual interest ("AMI") encompassing over one million acres. We intend to continue to explore and develop oil and natural gas reserves in the AMI over the two year term jointly with the seller. The proved reserves, prospects and the AMI are in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

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

     We have included the results of operations from the acquisitions discussed above from their respective closing dates. We had experienced substantial revenue and production growth as a result of these acquisitions though the period prior to the tropical weather discussed below. For the foregoing reasons these acquisitions will affect the comparability of our historical results of operations with future periods.

     On August 29, 2005 Hurricane Katrina made landfall in the United States south of New Orleans causing catastrophic damage throughout portions the Gulf of Mexico and to portions of Alabama, Louisiana and Mississippi, including New Orleans. As a result of the devastating effects of the storm on New Orleans and surrounding areas, we announced on August 30 that we had elected to establish temporary headquarters at our Houston, Texas office. A satellite office was also established in Baton Rouge, Louisiana.

     On September 24, 2005 Hurricane Rita made landfall in the United States on the Texas/Louisiana border between Sabine Pass, Texas and Johnson's Bayou, Louisiana. This hurricane caused extensive damage throughout portions of the region particularly to third party infrastructure such as pipelines and processing plants.

     As a result of these two major hurricanes and two other hurricanes and a tropical storm that traversed the Gulf of Mexico and adjacent land areas in July 2005, nearly all of our production was shut in at one time or another during the quarter and a significant portion of that production had not yet been restored as of the date of the filing of this Form 10-Q. We are continuing to work to bring production back to pre-storm levels, but are subject to constraints due to damage to third party infrastructure. We maintain business interruption insurance on our significant properties, including our East Bay field. Recovery of lost revenue for our East Bay field and our South Timbalier 26 field began accruing in October and recovery on our South Marsh Island 109 field is currently expected to begin accruing in November. This recovery will continue until production is restored to pre-storm levels, subject to policy limits that we do not expect at this time to be reached.

     Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments, tropical weather and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

     We currently have an extensive inventory of drillable prospects in-house, we are generating more prospects internally and we are exploring new opportunities through relationships with industry partners. Despite our expanded budget in 2005, strong commodity prices applied to our produced volumes, even after taking into account the effect of recent tropical storms on those volumes, should enable us to adhere to our policy of funding our exploration and development expenditures with internally generated cash flow. This strategy allows us to preserve our strong balance sheet to finance acquisitions and other capital intensive projects that might result from exploration and development activities. In addition to the south Louisiana and South Timbalier 26 property acquisitions already completed earlier this year, we believe the near term may provide us with opportunities to acquire targeted properties, including those within our focus area.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                              ------------------   -------------------
                                                                2005       2004      2005       2004
                                                              --------   -------   --------   --------
Net production (per day):
   Oil (Bbls) .............................................      6,642     8,893      9,017      8,433
   Natural gas (Mcf) ......................................     75,899    86,050     90,596     83,422
      Total barrels of oil equivalent (Boe) ...............     19,292    23,235     24,116     22,337
Oil and natural gas revenues (in thousands):
   Oil ....................................................   $ 30,279   $28,154   $114,935   $ 76,737
   Natural gas ............................................     61,698    45,843    180,725    135,656
      Total ...............................................     91,977    73,997    295,660    212,393
Average sales prices, net of hedging:
   Oil (per Bbl) ..........................................   $  49.55   $ 34.41   $  46.69   $  33.21
   Natural gas (per Mcf) ..................................       8.84      5.79       7.31       5.93
      Total (per Boe) .....................................      51.82     34.62      44.91      34.70
Impact of hedging:
   Oil (per Bbl) ..........................................   $  (5.76)  $ (5.39)  $  (2.53)  $  (3.55)
   Natural gas (per Mcf) ..................................      (0.01)       --         --      (0.03)
Average costs (per Boe):
   Lease operating expense ................................   $   7.98   $  4.94   $   6.19   $   4.89
   Taxes, other than on earnings ..........................       1.60      1.00       1.25       1.05
   Depreciation, depletion and amortization ...............      14.81     11.84      12.06      10.83
Increase in oil and natural gas revenues between periods
   presented (in thousands, net of hedging) due to:
   Changes in prices of oil ...............................   $ 12,384             $ 30,754
   Changes in production volumes of oil ...................    (10,259)               7,444
      Total increase in oil sales .........................      2,125               38,198

   Changes in prices of natural gas .......................   $ 24,092             $ 30,810
   Changes in production volumes of natural gas ...........     (8,237)              14,259
      Total increase in natural gas sales .................     15,855               45,069

REVENUES AND NET INCOME

     Our oil and natural gas revenues increased to $92.0 million in the third quarter of 2005 from $74.0 million in the third quarter of 2004. Our oil and natural gas revenues increased to $295.7 million in the first nine months of 2005 from $212.4 million in the first nine months of 2004. The increase for these periods is the result of sharply increased oil and natural gas prices which were driven even higher during the quarter by Hurricanes Katrina and Rita. The year to date period had increased production from 2 new oil and 21 new natural gas wells brought on production since the end of the third quarter of 2004. In addition, the acquisitions, in the first quarter of 2005, of the south Louisiana properties and the additional interest in South Timbalier 26 added incremental production to the year. However, these increases were adversely impacted by an estimated 8,830 Boe per day of deferred production for the third quarter of 2005 and 2,976 Boe per day of deferred production for the nine months ended September 30, 2005 from production shut-ins resulting from Hurricanes Katrina, Rita, Dennis and Emily and Tropical Storm Cindy (the "Tropical Weather") compared to deferred production of 1,500 Boe per day in the third quarter of 2004 and 504 Boe per day for the nine months ended September 30, 2004 from Hurricane Ivan-related shut-ins.

     We recognized net income of $6.5 million in the third quarter of 2005 compared to net income of $9.6 million in the third quarter of 2004. The decrease was due to the effects of the Tropical Weather which significantly decreased production for the quarter despite the sharp increase in prices as discussed above and increases in our operating expenses as discussed below.

     We recognized net income of $45.0 million in the first nine months of 2005 compared to net income of $31.7 million in the first nine months of 2004. The increase was primarily a result of the increase in oil and natural gas revenues through the first nine months significantly offset by the effects of the Tropical Weather on our production and increased costs in the third quarter discussed below.

     These results were strong as compared to 2004; however we did not achieve the sequential growth in volumes that we anticipated from the second quarter of 2005 due to downtime from the Tropical Weather during the quarter resulting in shut-in or reduced production affecting nearly all of our producing fields during the quarter.

OPERATING EXPENSES

     Operating expenses during the three and nine month periods ended September 30, 2005 and 2004 were affected by the following:

     - Lease operating expense increased in the third quarter of 2005 to $14.2 million compared to $10.6 million in the third quarter of 2004. Lease operating expense increased to $40.7 million in the first nine months of 2005 from $29.9 million in the first nine months of 2004. This increase in both periods is primarily a result of the uninsured portion of repairs due to the Tropical Weather of $2.2 million, but was also affected by new wells coming on stream in new fields, acquisitions during the first quarter of 2005, workovers in the current periods as well as a general increase in the cost of oilfield industry services.

     - Taxes, other than on earnings, increased slightly to $2.8 million in the third quarter of 2005 from $2.1 million in the third quarter of 2004. Taxes, other than on earnings, increased to $8.3 million in the first nine months of 2005 from $6.4 million in the first nine months of 2004. The increase was due to the increase in commodity prices and production from non-federal leases as a result of the south Louisiana property acquisition. These taxes are expected to fluctuate from period to period depending on our production volumes from non-federal leases and the commodity prices received.

     - Exploration expenditures, including dry hole costs, increased to $23.3 million in the third quarter of 2005 from $10.0 million in the third quarter of 2004. The expense in the third quarter of 2005 is comprised of $10.6 million of costs for exploratory wells or portions thereof which were found to be not commercially productive and $9.3 million of proved property impairments at three of our fields which would need significant capital to extend their economic lives. We have decided that the capital will be deployed to projects with more potential and have therefore impaired the assets. In addition, there was $3.4 million of seismic expenditures and delay rentals. The expense in the third quarter of 2004 is comprised of $7.4 million of costs for exploratory wells or portions thereof which were found to be not commercially productive and $2.6 million for seismic expenditures and delay rentals.

          Exploration expenditures, including dry hole costs, increased to $52.9 million in the first nine months of 2005 from $26.9 million in the first nine months of 2004. The expense in the first nine months of 2005 is comprised of $31.2 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $9.3 million of proved property impairments at three of our fields discussed above, $0.7 million of proved property impairments in the second quarter, as well as $11.7 million of seismic expenditures and delay rentals, whereas the expense in the first nine months of 2004 is comprised of $13.8 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $6.9 million of proved property impairments at our East Cameron 378 field and $6.2 million of seismic expenditures and delay rentals.

          Our exploration expenditures, including dry hole charges, will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

     - Depreciation, depletion and amortization increased to $26.3 million in the third quarter of 2005 from $25.3 million in the third quarter of 2004. Depreciation, depletion and amortization increased to $79.4 million in the first nine months of 2005 from $66.3 million in the first nine months of 2004. The increase was a result of higher production in the year to date period despite deferred production during the third quarter from the Tropical Weather. The higher expense in the third quarter of this year is a result of production shut-ins resulting from the Tropical Weather occurring at our lower rate fields.

          However, in both periods, the shift in the production contribution amongst our various fields increased our expense per Boe. Some fields carry a higher depreciation burden than others; therefore, changes in the sources of our production will directly impact this expense.

     - Other general and administrative expenses increased to $7.8 million in the third quarter of 2005 from $6.7 million in the third quarter of 2004. Other general and administrative expenses increased to $24.1 million in the first nine months of 2005 from $20.4 million in the first nine months of 2004. The increase was primarily due to costs associated with temporarily relocating our personnel and headquarters to Houston and opening a Baton Rouge office in the wake of Hurricane Katrina. Costs incurred of approximately $1.0 million included employee relocation allowances and housing, temporary office space and furniture rental as well as the purchase of computer equipment. At this time we anticipate that the expense for these items will approximate $0.7 million in the fourth quarter of 2005. In addition, the change was due to increased personnel costs resulting from our overall increased level of activity and expanded asset base.

     - Non-cash stock-based compensation expense of $2.5 million was recognized in the third quarter of 2005 compared to $1.0 million in the third quarter of 2004. Non-cash stock-based compensation expense of $6.2 million was recognized in the first nine months of 2005 compared to $2.6 million in the first nine months of 2004. The increased expense relates to the increased amortization of new restricted stock and performance share awards made to employees in late 2004 and in 2005 as well as the impact of the increased stock price on our variable awards and accelerated vesting of stock awards for two former employees.

OTHER INCOME AND EXPENSE

     Interest expense increased to $4.9 million in the third quarter of 2005 from $3.6 million in the third quarter of 2004. Interest expense increased to $13.3 million in the first nine months of 2005 from $10.8 million in the first nine months of 2004. The increase was a result of interest expense on borrowings under our bank credit facility to finance acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The trend of increased revenues we have experienced from 2004 into the first nine months of 2005 has continued to provide strong cash flows from operations which totaled $253.7 million in the first nine months of the year. We intend to fund our exploration and development expenditures from internally generated cash flows, which we define as cash flows from operations before changes in working capital plus total exploration expenditures. Our cash on hand at September 30, 2005 was $51.0 million. Our future internally generated cash flows will depend on our ability to maintain and increase production through our development and exploratory drilling program, as well as the prices we receive for oil and natural gas. We may, from time to time, use our bank credit facility to fund working capital needs.

     Our bank credit facility, as amended on August 3, 2004, consists of a revolving line of credit with a group of banks available through August 3, 2008 (the "bank credit facility"). The bank credit facility currently has a borrowing base of $150 million that is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. The bank credit facility permits both prime rate borrowings and London interbank offered rate ("LIBOR") borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.25% to 2.00% above LIBOR and 0% to 0.75% above prime. The borrowing base under the bank credit facility is secured by substantially all of our assets. We used our bank credit facility to fund a portion of the purchase of the south Louisiana properties in January 2005 and the acquisition of the additional interest in South Timbalier 26 in March 2005. At November 4, 2005 we had $75.0 million outstanding and $75.0 million of credit capacity available under the bank credit facility. In addition, we pay an annual fee on the unused portion of the bank credit facility ranging between 0.375% to 0.5% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio, as defined in our bank credit facility agreement, of 1.0 and (ii) maintain a minimum EBITDAX to interest ratio, as defined in our bank credit facility agreement, of 3.5. We were in compliance with the bank credit facility covenants as of September 30, 2005.

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

     Net cash of $378.7 million used in investing activities in the first nine months of 2005 consisted primarily of the acquisition of south Louisiana properties and of an additional interest in South Timbalier 26, as well as oil and natural gas exploration and development expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first nine months of 2005, we completed 51 drilling projects, 33 of which were successful, and 25 recompletion/workover projects, 20 of which were successful. During the first nine months of 2004, we completed 21 drilling projects, 15 of which were successful, and 17 recompletion/workover projects, 13 of which were successful.

     Our 2005 capital exploration and development budget is focused on exploration, exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases and our proved properties, and does not include acquisitions. We continue to manage our portfolio in order to maintain an appropriate risk balance between low risk development and exploitation activities, moderate risk exploration opportunities and higher risk, higher potential exploration opportunities. Our exploration and development budget for 2005 is currently approximately $307 million inclusive of expected incremental drilling expenditures on properties acquired through acquisitions closed thus far during the year. We do not budget for acquisitions. During the first nine months of 2005, capital and exploration expenditures were approximately $421.5 million inclusive of a $0.9 million contingent consideration payment resulting from an acquisition during 2002 and $192.1 million related to the acquisition of leases and producing assets in 2005. The level of our capital and exploration expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2005 capital expenditures.

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

     Our annual report on Form 10-K for the year ended December 31, 2004 included a discussion of our contractual obligations. There have been no material changes to that disclosure during the nine months ended September 30, 2005. In addition, we do not maintain any off balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("Statement 151"). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. Our assessment of the provisions of Statement 151 is that it does not have an impact on our financial position, results of operations or cash flows.

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

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3," (Statement 154). Statement 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to Statement 154. The provisions of Statement 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2005, $75.0 million of our long-term debt had variable interest rates while the remaining long-term debt had fixed interest expense. If the market interest rates had averaged 1% higher in the third quarter of 2005, interest rates for the period on variable rate debt outstanding during the period would have increased, and net income before income taxes would have decreased by approximately $0.2 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower in the third quarter of 2005, interest expense for the period on variable rate debt would have decreased, and net income before income taxes would have increased by approximately $0.2 million.

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

     We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of September 30, 2005, we had the following contracts in place:


                                NATURAL GAS POSITIONS
-------------------------------------------------------------------------------------
                                                                     VOLUME (MMBTU)
                                                                   ------------------
REMAINING CONTRACT TERM   CONTRACT TYPE   STRIKE PRICE ($/MMBTU)    DAILY     TOTAL
-----------------------   -------------   ----------------------   ------   ---------
10/05 - 12/05..........       Collar           $4.50/$10.75        20,000   1,840,000
10/05 - 12/05..........       Collar           $5.00/$10.00        15,000   1,380,000
01/06 - 12/06..........       Collar           $5.00/$ 9.51        15,000   5,475,000
01/07 - 12/07..........       Collar           $5.00/$ 8.00        10,000   3,650,000

                                 CRUDE OIL POSITIONS
-------------------------------------------------------------------------------------
                                                                     VOLUME (BBLS)
                                                                   ----------------
REMAINING CONTRACT TERM   CONTRACT TYPE    STRIKE PRICE ($/BBL)     DAILY     TOTAL
-----------------------   -------------   ----------------------   ------   ---------
10/05 - 12/05..........       Collar          $31.00/$44.05         2,000     184,000

     Inclusive of the storm implications on our near term forecasted production, our hedged volume as of September 30, 2005 approximated 10% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at September 30, 2005, we estimate the pre-tax loss would have been $38.1 million.

     We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At September 30, 2005, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $11.6 million increase in the combined estimated pre tax loss.

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

     In conjunction with the temporary relocation of our headquarters to Houston, Texas and establishing a second temporary office in Baton Rouge, Louisiana due to Hurricane Katrina, we elected to cease hosting our accounting system in-house and to outsource the host to a third party data center which allowed us to expedite set up in our temporary multiple location structure and will expedite the move back to New Orleans when that occurs. The transfer of the host of the accounting system was not made in response to any pre-existing deficiency in our internal controls over financial reporting. We continue to evaluate this hosting relationship as it relates to both the everyday operating environment of the system as well as our disaster recovery plan. A final decision as to the permanence of this hosting relationship has not yet been made. There have been no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                        ENERGY PARTNERS, LTD.


Date: November 10, 2005                 By: /s/ David R. Looney
                                            ------------------------------------
                                            David R. Looney
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Authorized Officer and Principal
                                            Financial Officer)

EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
------    ----------------------
  31.1    Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive
          Officer of Energy Partners, Ltd.

  31.2    Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and
          Chief Financial Officer of Energy Partners, Ltd.

  32.0    Section 1350 Certifications.