Form 10-Q
period 2006-06-30
ENERGY PARTNERS LTD
filed 2006-08-09
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 7, 2006, there were 38,396,001 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

Item 1. FINANCIAL STATEMENTS

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,879	$6,789
Trade accounts receivable	80,022	78,326
Other receivables	73,459	49,303
Deferred tax assets	2,291	5,582
Prepaid expenses	2,211	3,179

Total current assets	170,862	143,179

Property and equipment, at cost under the successful efforts method of accounting for oil and natural gas properties	1,354,727	1,189,078
Less accumulated depreciation, depletion and amortization	(508,538)	(418,347)

Net property and equipment	846,189	770,731

Other assets	55,452	13,284
Deferred financing costs — net of accumulated amortization of $5,662 in 2006 and $5,169 in 2005	5,225	4,091

	$1,077,728	$931,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,425	$28,810
Accrued expenses	137,797	108,087
Fair value of commodity derivative instruments	4,333	9,875
Current maturities of long-term debt	—	109

Total current liabilities	198,555	146,881

Long-term debt	270,000	235,000
Deferred tax liabilities	104,411	87,559
Asset retirement obligation	60,831	56,039
Other	4,860	11,213

	638,657	536,692

Stockholders’ equity:
Preferred stock, $1 par value. Authorized 1,700,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share. Authorized 100,000,000 shares; issued and outstanding: 2006 – 41,861,323 shares; 2005 – 41,468,093 shares	420	415
Additional paid-in capital	358,265	348,863
Accumulated other comprehensive loss - net of deferred taxes of $2,772 in 2006 and $7,098 in 2005	(4,929)	(12,619)
Retained earnings	142,755	115,366
Treasury stock, at cost. 2006 - 3,479,814 shares; 2005 - 3,474,208 shares	(57,440)	(57,432)

Total stockholders’ equity	439,071	394,593
Commitments and contingencies

	$1,077,728	$931,285

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Oil and natural gas	$121,080	$106,230	$230,204	$203,683
Other	154	154	221	272

	121,234	106,384	230,425	203,955

Costs and expenses:
Lease operating	17,121	14,114	29,486	26,557
Transportation expense	563	345	811	505
Taxes, other than on earnings	2,191	2,658	5,186	5,422
Exploration expenditures, dry hole costs and impairments	22,783	18,872	42,379	29,627
Depreciation, depletion and amortization	49,632	27,639	96,777	53,152
General and administrative	12,281	10,162	24,737	20,062
Other expense	2,804	228	1,877	321

Total costs and expenses	107,375	74,018	201,253	135,646

Business interruption recovery	10,594	—	23,283	—
Income from operations	24,453	32,366	52,455	68,309

Other income (expense):
Interest income	473	110	752	295
Interest expense	(5,199)	(4,335)	(10,283)	(8,383)

	(4,726)	(4,225)	(9,531)	(8,088)

Income before income taxes	19,727	28,141	42,924	60,221
Income taxes	(7,142)	(10,091)	(15,536)	(21,750)

Net income	12,585	18,050	27,388	38,471

Less dividends earned on preferred stock and accretion of discount	—	—	—	(944)

Net income available to common stockholders	$12,585	$18,050	$27,388	$37,527

Basic earnings per share	$0.33	$0.48	$0.72	$1.03

Diluted earnings per share	$0.31	$0.45	$0.68	$0.95

Weighted average common shares used in computing income per share:
Basic	38,315	37,558	38,185	36,299
Incremental common shares
Preferred stock	—	—	—	1,096
Stock options	218	867	248	946
Warrants	1,715	1,926	1,829	1,907
Restricted share units	309	175	246	172
Performance shares	11	—	—	—

Diluted	40,568	40,526	40,508	40,420

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$27,388	$38,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	96,777	53,152
Loss on disposition of assets	2,830	92
Non cash-based compensation	4,914	3,807
Deferred income taxes	15,819	21,401
Exploration expenditures	32,856	21,332
Amortization of deferred financing costs	493	497
Other	795	379
Changes in operating assets and liabilities:
Trade accounts receivable	(1,696)	(8,420)
Other receivables	(24,156)	(4,900)
Prepaid expenses	968	(3,942)
Other assets	332	(1,602)
Accounts payable and accrued expenses	18,102	24,397
Other liabilities	(492)	(131)

Net cash provided by operating activities	174,930	144,533

Cash flows used in investing activities:
Acquisition of business, net of cash acquired	(43,920)	(863)
Property acquisitions	(14,163)	(183,986)
Exploration and development expenditures	(146,544)	(122,364)
Other property and equipment additions	(334)	(792)

Net cash used in investing activities	(204,961)	(308,005)

Cash flows provided by financing activities:
Equity offering costs	—	(87)
Deferred financing costs	(627)	(357)
Repayments of long-term debt	(30,109)	(33,053)
Proceeds from long-term debt	65,000	105,000
Exercise of stock options and warrants	1,857	4,126

Net cash provided by financing activities	36,121	75,629

Net decrease in cash and cash equivalents	6,090	(87,843)
Cash and cash equivalents at beginning of period	6,789	93,537

Cash and cash equivalents at end of period	$12,879	$5,694

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Energy Partners, Ltd.’s (the Company) Annual Report on Form 10-K for the year ended December 31, 2005 and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company maintains a website at www.eplweb.com which contains information about the Company including links to the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statement on Form S-4 and all related amendments. The Company’s website and the information contained in it and connected to it shall not be deemed incorporated by reference into this report on Form 10-Q.

The financial information as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) STOCK-BASED COMPENSATION

The Company has two stock award plans, the 2006 Long Term Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors. Prior to January 1, 2006 the Company accounted for its stock-based compensation in accordance with Accounting Principles Board’s Opinion No. 25, “Accounting For Stock Issued to Employees” (Opinion No. 25) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation” (Statement 123) and Statement of Financial Accounting Standards No. 148, “Accounting For Stock-Based Compensation – Transition and Disclosure,” (Statement 148). Accordingly, compensation expense for a stock option grant was recognized only if the exercise price was less than the fair market value of the Company’s common stock on the grant date.

Effective January 1, 2006, the company adopted the fair value recognition provisions of Statement of Financial Standards No. 123 (R), “Share Based Payment” (Statement 123(R)), using the modified prospective transition method. Under this method, stock based compensation expense for the three and six months ended June 30, 2006 includes:

•	compensation expense for all stock-based compensation awards granted prior to January 1, 2006, but not yet vested, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and

•	compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).

Prior to the adoption of Statement No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. In accordance with Statement 123(R), the Company is now required to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three and six months ended June 30, 2006, no excess tax benefits were reported in the statement of cash flows as the Company is in a net operating loss carryforward position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

The Company has a long term incentive plan authorizing various types of market and performance based incentive awards which may be granted to officers and employees. The 2006 Long Term Stock Incentive Plan (the Employee Plan) provides for the grant of stock options for which the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. The outstanding options have a term of 10 years and generally vest over 3 years with a limited group of grants that cliff vest at the end of 5 years. The Employee Plan also provides for restricted stock and restricted share units, which are referred to as non-vested share awards under Statement 123(R), and performance share awards. The Employee Plan was approved by the board of directors and stockholders in May 2006 and is administered by the Compensation Committee of the board of directors or such other committee as may be designated by the board of directors. The Compensation Committee is authorized to select the employees of the Company and its subsidiaries and affiliates who will receive awards, to determine the types of awards to be granted to each person, and to establish the terms of each award. The total number of shares that may be issued under the plan for all types of awards was 2,604,414 as of May 2006.

The Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors (the Director Plan) was approved by the board of directors and our stockholders in May 2005. The Director Plan permits the use of restricted share units in addition to stock options to provide flexibility to adjust grants to maintain a competitive equity component for non-employee directors. The number of shares authorized for issuance under the Director Plan is 500,000. The size of any grants of stock options and restricted share units to non-employee directors, including to new directors, will be determined annually, based on the analysis of an independent compensation consultant. The option exercise price for an option granted under the Director Plan shall be the fair market value of the shares covered by the option at the time the option is granted. Options become fully exercisable on the first anniversary of the date of the grant. Prior to the one-year anniversary, the options shall be exercisable as to a number of shares covered by the option determined by pro-rating the number of shares covered by the option based on the number of days elapsed since the date of the grant. Any portion of an option that has not become exercisable prior to the cessation of the optionee’s service as a director for any reason shall not thereafter become exercisable. Each option shall expire on the earlier of (i) ten (10) years from the date of the granting thereof, or (ii) thirty-six (36) months after the date the optionee ceases to be a director of the Company for any reason. Each restricted share unit represents the right to receive one share of Common Stock upon the earlier to occur of: (i) the cessation of the eligible director’s service as a director of the Company for any reason, or (ii) the occurrence of a change of control of the Company. An eligible director shall become 100% vested in a grant of restricted share units on the first anniversary of the date of grant. Prior to the first anniversary of the grant, an eligible director shall be vested in a number of restricted share units determined by pro-rating the grant based on the number of days elapsed since the date of the grant. If the service of an eligible director ceases for any reason prior to the first anniversary of the grant, the director shall forfeit any unvested restricted share units.

During the three month period ended June 30, 2006, the Company recognized compensation expense of $1.2 million for option shares, $1.4 million for non-vested share awards and $0.2 million for performance share awards. Of the $1.2 million option expense included in the Company’s statements of operations for the quarter ended June 30, 2006, $0.8 million relates to awards granted prior to January 1, 2006. The deferred income tax benefit recognized during that same period for the awards was $1.0 million. During the three month period ended June 30, 2005, the Company recognized $0.2 million of compensation expense for option shares due to the modification of an award under Opinion No. 25, and recognized $1.2 million for non-vested share awards and $0.4 million for performance share awards. Total deferred income tax benefit recognized during that same period for share awards was $0.7 million.

During the six month period ended June 30, 2006, the Company recognized compensation expense of $2.1 million for option shares, $2.7 million for non-vested share awards and a benefit of $0.1 million for performance share awards. The net benefit resulted from the expiration of unvested performance shares granted in 2003. Of the $2.1 million option expense included in the Company’s statements of operations for the six months ended June 30, 2006, $1.5 million relates to awards granted prior to January 1, 2006. The deferred income tax benefit recognized during that same period for the awards was $1.7 million. During the six month period ended June 30, 2005, the Company recognized $0.7 million of compensation expense for option shares due to the modification of an award under Opinion No. 25, and recognized $2.0 million for non-vested share awards and $1.0 million for performance share awards. Total deferred income tax benefit recognized during that same period for share awards was $1.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

The following table illustrates the pro forma effect on net income and earnings per common share for the three and six month periods ended June 30, 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of Statement 123(R):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net income available to common stockholders:
As reported	$18,050	$37,527
Less: Pro forma net stock based employee compensation cost, after tax	(251)	(171)

Pro forma	$17,799	$37,356

Basic earnings per share:
As reported	$0.48	$1.03
Pro forma	$0.47	$1.03
Diluted earnings per share:
As reported	$0.45	$0.95
Pro forma	$0.44	$0.95
Stock-option based employee compensation cost, net of tax, included in net income as reported	$120	$468

The fair value of each share option award is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Black-Scholes option pricing model assumptions:
Risk free interest rate	4.4%		4.5%		4.4%		4.5%
Expected life (years)	4.7	9	5.0	0	4.7	9	5.0	0
Expected volatility	42%		43%		42%		43%
Dividend yield	—		—		—		—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

A summary of option share activity for the six months ended June 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Terms (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding on January 1, 2006	1,828,109	$16.13
Granted	362,963	23.48
Exercised	(4,000)	7.98
Forfeited/Cancelled	(191,007)	25.41

Outstanding on June 30, 2006	1,996,065	$16.60	7.43	$33,130
Exercisable on June 30, 2006	1,243,711	$12.09	6.37	$15,040

The weighted-average grant-date fair value of option shares granted during the three month periods ended June 30, 2006 and 2005 was $11.43 and $9.32, respectively. The weighted-average grant-date fair value of option shares granted during the six month periods ended June 30, 2006 and 2005 was $9.94 and $10.75, respectively. The aggregate intrinsic value of option shares (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the three months ended June 30, 2006 and June 30, 2005 was zero and $3.4 million, respectively. The aggregate intrinsic value of option shares exercised during the six months ended June 30, 2006 and June 30, 2005 was $0.1 million and $5.0 million, respectively. The following table summarizes information about option shares outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Remaining Contractual Life	Weighted Average Price	Shares	Weighted Average Price
$7.00 – $14.00	1,109,709	6.3 years	$10.86	1,057,309	$10.73
$14.01 – $21.00	126,100	6.0 years	$16.56	92,767	$15.70
$21.01 – $28.00	760,256	9.3 years	$24.98	93,635	$23.95

The fair value of non-vested share awards equals the market value of the underlying stock on the date of grant. The weighted-average grant-date fair value of the non-vested share awards granted during the three month periods ended June 30, 2006 and 2005 was $25.06 per share and $23.06 per share, respectively. The weighted-average grant-date fair value of the non-vested share awards granted during the six month periods ended June 30, 2006 and 2005 was $22.54 per share and $26.33 per share, respectively. The total fair value of non-vested share awards that vested during each of the three month periods ended June 30, 2006 and 2005 was $1.9 million and $1.1 million, respectively. The total fair value of non-vested share awards that vested during each of the six month periods ended June 30, 2006 and 2005 was $2.8 million and $2.7 million, respectively. A summary of the status of the Company’s non-vested share awards as of June 30, 2006 and changes during the six month period ended June 30, 2006 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested share awards outstanding at January 1, 2006	656,629	$23.08
Granted	226,924	22.54
Vested	(115,795)	18.85
Forfeited/Cancelled	(45,192)	20.25

Non-vested share awards outstanding at June 30, 2006	722,566	$23.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

During the period from 2003 through 2005, performance shares were awarded to officers and key employees with the number of shares to be issued upon vesting, at the end of their respective three year cycles, being based on certain performance measures. The shares awarded can range from a minimum of 0% to a maximum of 200% of the target number of shares depending on the level at which the goals are attained. The Company has not awarded any performance shares in 2006. In the six month period ended June 30, 2006, 55,111 shares vested and were issued and 35,756 shares expired unvested or were forfeited leaving 331,190 shares reserved based on the maximum award available, of which 69,000 shares are considered probable of vesting as of June 30, 2006.

As of June 30, 2006, there was $6.6 million of total unrecognized compensation expense related to option shares granted which is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2006, there was $10.7 million of total unrecognized compensation expense related to non-vested share awards granted which is expected to be recognized over a weighted-average period of 2.5 years and as of June 30, 2006, there was $1.2 million of total unrecognized compensation expense related to performance shares granted which is expected to be recognized over a weighted-average period of 1.3 years.

(3) ACQUISITIONS

On June 22, 2006, the Company entered into an agreement and plan of merger (the Merger Agreement) with Stone Energy Corporation (Stone), pursuant to which EPL Acquisition Corp. LLC, a wholly-owned subsidiary of the Company, would acquire all of the shares of Stone for a combination of cash and stock valued at approximately $2.1 billion based on the Company’s July 19, 2006 closing stock price of $17.50 per share. Under the terms of the Merger Agreement, each share of Stone common stock will be converted into the right to receive, at the election of the holder: (i) $51.00 in cash, or (ii) a number of shares of the Company’s common stock equivalent to the ratio determined by dividing $51.00 by the market price of the Company’s shares (based on a 20-day trading average prior to the third trading day preceding the closing), provided that the exchange ratio will not be greater than 2.525 or less than 2.066 Company shares per Stone share. The election of cash or stock will be subject to a limit on total cash consideration of approximately $723 million (which includes $15.5 million attributable to stock options) and a limit on the total number of the Company’s shares issued of approximately 35 million. Prior to entering into the Merger Agreement, Stone terminated its then existing merger agreement with Plains Exploration and Production Company (Plains) on the same day. As required under the terms of the terminated merger agreement between Stone and Plains, Plains was entitled to a break-up fee of $43.5 million, which was advanced by the Company to Plains and is included in other assets in the Consolidated Balance Sheet. The Company anticipates financing the cash portion of the merger with indebtedness as described under Management’s Discussion and Analysis of Financial Condition. The acquisition is expected to close early in the fourth quarter of 2006.

On March 8, 2005, the Company closed the acquisition of the remaining 50% working interest in South Timbalier 26 above approximately 13,000 feet subsea that it did not already own for approximately $19.6 million after preliminary closing adjustments from the effective date of December 1, 2004. The entire purchase price was allocated to property and equipment. The terms of the acquisition did not contain any contingent consideration, options or future commitments. As a result of the acquisition, the Company now owns a 100% working interest in the producing horizons in this field. The acquisition expands the Company’s interest in its core Greater Bay Marchand area and gives the Company additional flexibility in undertaking the future development of the South Timbalier 26 field.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

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

The Company also issued warrants to purchase four million shares of the Company’s common stock in the same acquisition. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants became exercisable on January 15, 2003 and expire on January 15, 2007. At June 30, 2006 there were 685,506 warrants outstanding with a strike price of $9.00 per share and 2,417,829 warrants outstanding with a strike price of $11.00 per share.

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

The Company has included the results of operations from the consumated acquisitions discussed above from their respective closing dates.

(4) COMMON STOCK

In the second quarter of 2006, the Company acquired 5,239 shares of its common stock in satisfaction of tax withholding requirements in connection with employee stock incentive award transactions. All of these shares are reflected in treasury stock in the Consolidated Balance Sheets.

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

The Company had the following hedging contracts as of June 30, 2006:

Natural Gas Positions

			Volume (Mmbtu)
Remaining Contract Term	Contract Type	Strike Price ($/Mmbtu)	Daily	Total
07/06 – 12/06	Collar	$5.00/$9.51	15,000	2,760,000
01/07 – 12/07	Collar	$5.00/$8.00	10,000	3,650,000

Settlements of hedging contracts did not impact crude oil revenues in the three and six month periods ended June 30, 2006, respectively and reduced natural gas revenues by none and $1.0 million in the three and six month periods ended June 30, 2006, respectively. The Company has not discontinued hedge accounting treatment in the periods presented, and therefore, has not reclassified any gains or losses into earnings as a result.

The following tables reconcile the change in accumulated other comprehensive income for the six month period ending June 30, 2006 and 2005.

	Six Months Ended June 30, 2006
	(in thousands)
Accumulated other comprehensive loss as of December 31, 2005 — net of taxes of $7,098		$(12,619)
Net income	$27,388
Other comprehensive income — net of tax
Hedging activities
Reclassification adjustments for settled contracts — net of taxes of $(347)	616
Changes in fair value of outstanding hedging positions — net of taxes of $(3,979)	7,074

Total other comprehensive income	7,690	7,690

Comprehensive income	$35,078

Accumulated other comprehensive loss as of June 30, 2006 — net of taxes of $2,772		$(4,929)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

	Six Months Ended June 30, 2005
	(in thousands)
Accumulated other comprehensive loss as of December 31, 2004 — net of taxes of $630		$(1,119)
Net income	$38,471
Other comprehensive loss — net of tax
Hedging activities
Reclassification adjustments for settled contracts — net of taxes of $(989)	1,759
Changes in fair value of outstanding hedging positions — net of taxes of $4,164	(7,404)

Total other comprehensive loss	(5,645)	(5,645)

Comprehensive income	$32,826

Accumulated other comprehensive loss as of June 30, 2005 — net of taxes of $3,805		$(6,764)

Based upon current prices, the Company expects to transfer approximately $4.3 million of pretax net deferred losses in accumulated other comprehensive loss as of June 30, 2006 to earnings during the next twelve months when the forecasted transactions actually occur.

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

(8) ASSET RETIREMENT OBLIGATION

Accounting and reporting standards require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the six months ended June 30, 2006.

Six Months Ended June 30, 2006
(in thousands)
December 31, 2005	$56,039
Accretion expense	2,151
Revisions	1,484
Liabilities incurred	1,596
Liabilities settled	(439)

June 30, 2006	$60,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

(9) INDEBTEDNESS

On June 2, 2006, the Company amended and extended to May 2011 its bank credit facility and increased its borrowing base from $150 million to $225 million. Modifications to the bank credit facility include, among other things, the expansion of the revolving credit facility to $300 million from $200 million (subject to borrowing base limitations) and improved grid pricing for interest rate margins and commitment fees. In addition, under the amended bank credit facility, the Company has the ability to increase availability under the revolver to $400 million, subject to borrowing base limitations. At June 30, 2006 the Company had $120 million outstanding under the bank credit facility and $105 million available under its then current borrowing base of $225 million. The Company pays an annual fee on the unused portion of the facility ranging between 0.30% to 0.50% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require the Company to: (i) maintain a minimum current ratio, as defined in the bank credit facility agreement, of 1.0 and (ii) maintain a minimum EBITDAX to interest ratio, as defined in the bank credit facility agreement, of 3.5. The Company was in compliance with the bank credit facility covenants as of June 30, 2006. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1.

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

As a result of these two major hurricanes and three other hurricanes that traversed the Gulf of Mexico and adjacent land areas, nearly all of the Company’s production was shut in at one time or another during the third quarter of 2005 and a small portion of that production had not yet been restored at the end of the second quarter of 2006. The Company is continuing to work to bring production back to pre-storm levels. The Company maintained business interruption insurance during this period on its significant properties, including its East Bay field. Recovery of lost revenue for the East Bay field and two other fields began accruing in October and recovery on a fourth field began accruing in November. Recovery ceased for three of the fields in 2005, but will continue until the earlier of production being restored to pre-storm levels at the East Bay field or the one year anniversary of the date on which that recovery began accruing in the field . Through June 30, 2006, the total business interruption claim on these fields was $43.9 million, of which $16.5 million had not been collected as of June 30, 2006 and is recorded in other receivables on the Company’s Consolidated Balance Sheet. Total offshore repair costs expended as of June 30, 2006 subject to insurance recoveries, in excess of applicable deductibles and insured repair costs, for Hurricanes Katrina, Rita and Cindy were $61.9 million of which $53.4 million is recorded in other receivables on the Company’s consolidated balance sheet net of collections as of June 30, 2006 of $8.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

(11) NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Non-monetary assets — an amendment of APB Opinion No. 29” (Statement 153). Statement 153 amends Accounting Principles Board (APB) Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 does not apply to a pooling of assets in a joint undertaking intended to fund, develop, or produce oil or natural gas from a particular property or group of properties. The provisions of Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early adoption is permitted and the provisions of Statement 153 should be applied prospectively. The Company has adopted the provisions of Statement 153 and it did not have an impact on the financial position, results of operations or cash flows of the Company.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (Statement 155). Among other changes, Statement 155 eliminates the exemption from applying FASB Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has assessed the impact of Statement 155 which will not have an impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (Statement 156). Among other changes, Statement 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Statement 156 is effective for all fiscal years beginning after September 15, 2006. The Company has assessed the impact of Statement 156 which will not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of FIN 48 which is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2006

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$12,879	$—	$—	$12,879
Accounts receivable	158,242	(4,761)	—	153,481
Other current assets	4,439	63	—	4,502

Total current assets	175,560	(4,698)	—	170,862
Property and equipment	926,351	428,376	—	1,354,727
Less accumulated depreciation, depletion and amortization	(349,446)	(159,092)	—	(508,538)

Net property and equipment	576,905	269,284	—	846,189
Investment in affiliates	223,435	(331)	(223,104)	—
Notes receivable, long-term	—	216,370	(216,370)	—
Other assets	60,698	(21)	—	60,677

	$1,036,598	$480,604	$(439,474)	$1,077,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$192,702	$1,520	$—	$194,222
Fair value of commodity derivative instruments	4,333	—	—	4,333

Total current liabilities	197,035	1,520	—	198,555
Long-term debt	270,000	216,370	(216,370)	270,000
Other liabilities	130,492	39,610	—	170,102

	597,527	257,500	(216,370)	638,657

Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	420	97	(97)	420
Additional paid-in capital	358,265	525	(525)	358,265
Accumulated other comprehensive loss	(4,929)	—	—	(4,929)
Retained earnings	142,755	222,479	(222,479)	142,755
Treasury stock	(57,440)	—	—	(57,440)

Total stockholders’ equity	439,071	223,104	(223,104)	439,071

	$1,036,598	$480,604	$(439,474)	$1,077,728

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2006

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue:
Oil and natural gas	$145,553	$84,651	$—	$230,204
Other	(8,274)	110	8,385	221

	137,279	84,761	8,385	230,425

Costs and expenses:
Lease operating	367	29,930	—	30,297
Taxes, other than on earnings	(424)	5,610	—	5,186
Exploration expenditures	30,718	11,661	—	42,379
Depreciation, depletion and amortization	51,220	45,557	—	96,777
General and administrative	24,350	7,887	(7,500)	24,737
Other expense	1,877	—	—	1,877

Total costs and expenses	108,108	100,645	(7,500)	201,253
Business interruption recovery	23,283	—	—	23,283
Income from operations	52,454	(15,884)	15,885	52,455

Interest expense, net	(9,530)	(1)	—	(9,531)

Income before income taxes	42,924	(15,885)	15,885	42,924
Income taxes	(15,536)	—	—	(15,536)

Net income	$27,388	$(15,885)	$15,885	$27,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(UNAUDITED)

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2006

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$151,088	$23,842	$—	$174,930
Cash flows used in investing activities:
Acquisition of business, net of cash acquired	(43,920)	—	—	(43,920)
Property acquisitions	(14,163)	—	—	(14,163)
Exploration and development expenditures	(122,811)	(23,733)	—	(146,544)
Other property and equipment additions	(334)	—	—	(334)

Net cash used in investing activities	(181,228)	(23,733)	—	(204,961)

Cash flows used in financing activities:
Repayments of long-term debt	(30,000)	(109)	—	(30,109)
Proceeds from long-term debt	65,000	—	—	65,000
Deferred financing costs	(627)	—	—	(627)
Exercise of stock options and warrants	1,857	—	—	1,857

Net cash used in financing activities	36,230	(109)	—	36,121

Net decrease in cash and cash equivalents	6,090	—	—	6,090
Cash and cash equivalents at beginning of period	6,789	—	—	6,789

Cash and cash equivalents at end of period	$12,879	$—	$—	$12,879

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

While the impacts of Hurricanes Katrina, Rita, Cindy, Dennis and Emily (the “Tropical Weather”) were significant in 2005 and continued to affect us into the second quarter of 2006, we have continued to make progress toward implementing our long-term growth strategy to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential and by making acquisitions, including acquisitions in our core focus area which includes the Gulf of Mexico Shelf and onshore Gulf Coast regions and, as a result of an acquisition of acreage in the first half of 2006, the deepwater Gulf of Mexico. We also evaluate acquisition opportunities outside of our core focus area as a complement to the exploration and development activities we have budgeted for that area. Our drilling program contains some higher risk, higher reserve potential opportunities as well as some lower risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

On June 22, 2006, we entered into an agreement and plan of merger (the “Merger Agreement”) with Stone Energy Corporation (“Stone”), pursuant to which EPL Acquisition Corp. LLC, a wholly-owned subsidiary, would acquire all of the shares of Stone for a combination of cash and stock valued at approximately $2.1 billion based on our July 19, 2006 closing stock price of $17.50 per share. Under the terms of the Merger Agreement, each share of Stone common stock will be converted into the right to receive, at the election of the holder: (i) $51.00 in cash, or (ii) a number of shares of our common stock equivalent to the ratio determined by dividing $51.00 by the market price of our shares (based on a 20-day trading average prior to the third trading day preceding the closing), provided that the exchange ratio will not be greater than 2.525 or less than 2.066 of our shares per Stone share. The election of cash or stock will be subject to a limit on total cash consideration of approximately $723 million (which includes $15.5 million attributable to stock options) and a limit on the total number of our shares issued of approximately 35 million. Prior to entering into the Merger Agreement, Stone terminated its then existing merger agreement with Plains Exploration and Production Company (Plains) on the same day. As required under the terms of the terminated merger agreement between Stone and Plains, Plains was entitled to a break-up fee of $43.5 million, which was advanced by us to Plains. The acquisition is expected to close early in the fourth quarter of 2006.

We have received a commitment letter from Bank of America, N.A., Bank of America Securities LLC and Banc of America Bridge LLC to provide an aggregate of up to $2.03 billion to finance the cash consideration to be paid in the merger and relative trasactions, including the refinancing of Stone’s outstanding indebtedness. Following the merger, we expect to have outstanding (i) $150 million of our existing 8.75% senior notes due 2010, (ii) a $600 million senior secured revolving credit facility, with an initial borrowing base of $350 million, which would replace our existing bank credit facility, (iii) a new $700 million second lien term loan, and (iv) either a $730 million bridge loan or $730 million in aggregate principal amount of new senior notes.

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

On June 2, 2006, we amended and extended to May 2011 our bank credit facility and increased our borrowing base from $150 million to $225 million. Modifications to the bank credit facility include, among other things, the expansion of the revolving credit facility to $300 million from $200 million (subject to borrowing base limitations) and improved grid pricing for interest rate margins and commitment fees. In addition, under the amended bank credit facility, we have the ability to increase availability under the revolver to $400 million, subject to borrowing base limitations. At June 30, 2006 we had $120 million outstanding under the bank credit facility. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility.

On March 8, 2005, we closed the acquisition of the remaining 50% working interest in South Timbalier 26 above approximately 13,000 feet subsea that we did not already own for approximately $19.6 million after preliminary closing adjustments. As a result of the acquisition, we now own a 100% working interest in the producing horizons in this field. The acquisition expands our interest in our core Greater Bay Marchand area and gives us additional flexibility in undertaking the future development of the South Timbalier 26 field.

On January 20, 2005, we closed an acquisition of properties and reserves in south Louisiana for $149.6 million in cash, after adjustments for the exercise of preferential rights by third parties and preliminary closing adjustments. The acquisition was composed of nine fields, four of which were producing at the time of the closing through 14 wells, with estimated acquisition date proved reserves of 51.2 billion cubic feet equivalent. Also included were interests in 22 exploratory prospects. The transaction expanded the exploration opportunities in our expanded focus area and further reduced the concentration of our reserves and production. Upon the signing of the purchase agreement, we paid a $5.0 million deposit in 2004 toward the purchase price which was recorded as other assets in the consolidated balance sheet as of December 31, 2004. In connection with the acquisition, we also entered into a two-year agreement with the seller of the properties that defined an area of mutual interest (“AMI”) encompassing over one million acres. We intend to continue to explore and develop oil and natural gas reserves in the AMI over the two year term jointly with the seller. The proved reserves, prospects and the AMI are in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

We have included the results of operations from the 2005 acquisitions discussed above from their respective closing dates.

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

As a result of these two major hurricanes and other Tropical Weather, nearly all of our production was shut in at one time or another during the third quarter of 2005 and a small portion of that production had not yet been restored by the end of the second quarter of 2006. We are continuing to work to bring back shut-in production to pre-storm levels. During 2005 we maintained business interruption insurance on our significant properties, including our East Bay field. Recovery of lost revenue for our East Bay field and three other fields began accruing at various dates in 2005 as a result of the Tropical Weather. Through June 30, 2006, we had recorded $43.9 million for business interruption recoveries of which $23.3 million and $20.6 million was recorded in the statement of operations in the first half of 2006 and fourth quarter of 2005, respectively. Production was fully restored in three of these fields in 2005, at which time coverage ceased as to these fields, and recoveries will continue to accrue at East Bay Field until the earlier of production being fully restored to pre-storm levels or the one year anniversary of the date on which that recovery began accruing in the field.

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

We currently have an extensive inventory of drillable prospects in-house, we are generating more prospects internally and we are exploring new opportunities through relationships with industry partners. Despite our expanded budget in 2006, strong commodity prices applied to our produced volumes, even after taking into account the effect of the Tropical Weather in late 2005 on those volumes, should enable us to adhere to our policy of funding our exploration and development expenditures with internally generated cash flow. This strategy allows us to preserve our balance sheet to finance acquisitions and other capital intensive projects that might result from exploration and development activities. We believe the near term may provide us with opportunities to acquire targeted properties, including those within our focus area.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

REVENUES AND NET INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net production (per day):
Oil (Bbls)	8,187	10,469	7,689	10,225
Natural gas (Mcf)	119,578	99,941	107,274	98,067
Total barrels of oil equivalent (Boe)	28,117	27,126	25,568	26,570
Oil and natural gas revenues (in thousands):
Oil	$45,981	$43,637	$84,234	$84,656
Natural gas	75,099	62,593	145,970	119,027
Total	121,080	106,230	230,204	203,683
Average sales prices, net of hedging:
Oil (per Bbl)	$61.72	$45.80	$60.53	$45.74
Natural gas (per Mcf)	6.90	6.88	7.52	6.71
Total (per Boe)	47.32	43.03	49.74	42.35
Impact of hedging:
Oil (per Bbl)	$—	$(1.74)	$—	$(1.46)
Natural gas (per Mcf)	—	—	(0.05)	—
Average costs (per Boe):
Lease operating expense	$6.69	$5.72	$6.37	$5.52
Taxes, other than on earnings	0.86	1.08	1.12	1.13
Depreciation, depletion and amortization	19.40	11.20	20.91	11.05

Increase in oil and natural gas revenues between periods presented (net of hedging) due to:
Changes in prices of oil	$15,129		$28,036
Changes in production volumes of oil	(12,785)		(28,458)

Total increase (decrease) in oil sales	2,344		(422)

Changes in prices of natural gas	$182		$14,396
Changes in production volumes of natural gas	12,324		12,547

Total increase in natural gas sales	12,506		26,943

Our oil and natural gas revenues increased to $121.1 million in the second quarter of 2006 from $106.2 million in the second quarter of 2005. Our oil and natural gas revenues increased to $230.2 million in the first half of 2006 from $203.7 million in the first half of 2005. The increase for these periods is the result of a continued increase in oil and natural gas prices as well as an increase in natural gas production due to the commencement of production on our South Timbalier 41 B-2 well offset by a decrease in oil production during the quarter and year to date periods. These increases were partially offset by natural reservoir declines.

We recognized net income of $12.6 million in the second quarter of 2006 compared to net income of $18.1 million in the second quarter of 2005. We recognized net income of $27.4 million in the first half of 2006 compared to net income of $38.5 million in the first half of 2005. The decrease was due to increased operating costs including exploratory costs and a higher depletion rate discussed below partially offset by increased oil and natural gas prices and business interruption recoveries.

OPERATING EXPENSES

Operating expenses during the three and six month periods ended June 30, 2006 and 2005 were affected by the following:

•	Lease operating expense increased to $17.1 million in the second quarter of 2006 compared $14.1 million in the second quarter of 2005. Lease operating expense increased to $29.5 million in the first half of 2006 compared to $26.6 million in the first half of 2005. This increase in both periods is primarily a result of a general increase in the cost of oilfield industry services combined with workover costs and uninsured repairs made in the second quarter of 2006.

•	Taxes, other than on earnings, decreased to $2.2 million in the second quarter of 2006 from $2.7 million in the second quarter of 2005. Taxes, other than on earnings, decreased slightly to $5.2 million in the first half of 2006 from $5.4 million in the first half of 2005. These taxes are expected to fluctuate from period to period depending on our production volumes from non-federal leases and the commodity prices received.

•	Exploration expenditures, including dry hole costs, increased to $22.8 million in the second quarter of 2006 from $18.9 million in the second quarter of 2005. The largest contributor to the expense was a dry hole at our West Cameron 25 prospect of approximately $8.5 million. The expense in the second quarter of 2006 is comprised of $15.6 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $3.3 million from the impairment of properties and $3.9 million of seismic expenditures and delay rentals. Seismic expenditures in 2006 included those related to seismic on deepwater prospects. The expense in the second quarter of 2005 was comprised of $15.9 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $0.7 million of proved property impairments and $2.3 million for seismic expenditures and delay rentals.

Exploration expenditures, including dry hole costs, increased to $42.4 million in the first half of 2006 from $29.6 million in the first half of 2005. The two largest contributors of the increase were dry holes at our West Cameron 25 and Denali prospects of approximately $8.5 million and $7.5 million, respectively. The expense in the first six months of 2006 is comprised of $28.0 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $4.9 million of property impairments and $9.5 million of seismic expenditures and delay rentals. The expense in the six months of 2005 was comprised of $20.7 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $0.7 million of proved property impairments and $8.3 million for seismic expenditures and delay rentals.

Our exploration expenditures, including dry hole charges, will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

•	Depreciation, depletion and amortization increased to $49.6 million in the second quarter of 2006 from $27.6 million in the second quarter of 2005. Depreciation, depletion and amortization increased to $96.8 million in the first half of 2006 from $53.2 million in the first half of 2005. The increase in the current year periods was a result of a shift in the production contribution from our various fields as well as reserve revisions taken in several of our onshore properties at the end of 2005. Some fields carry a higher depreciation burden than others and fields in which more recent exploration and development activity has taken place are starting to reflect the effect of rising costs of oilfield industry services and capital goods; therefore, changes in the sources of our production will directly impact this expense.

•	General and administrative expenses increased to $12.3 million in the second quarter of 2006 from $10.2 million in the second quarter of 2005. Included in this expense is stock based compensation of $2.7 million and $1.9 million in the second quarter of 2006 and 2005, respectively. The overall increase was primarily a result of increased insurance costs effective in the second quarter of 2006.

General and administrative expenses increased to $24.7 million in the first half of 2006 from $20.1 million in the first half of 2005. Included in this expense is stock based compensation of $4.6 million and $3.8 million in the first half of 2006 and 2005, respectively. The overall increase was primarily attributable to personnel costs and insurance costs mentioned above.

OTHER INCOME AND EXPENSE

Interest expense increased to $5.2 million in the second quarter of 2006 from $4.3 million in the second quarter of 2005. Interest expense increased to $10.3 million in the first half of 2006 from $8.4 million in the first half of 2005. The increase was a result of an increase in the interest rate as well as the average borrowings in the second quarter and first six months of 2006 compared to the same periods in 2005, on borrowings under our bank credit facility.

LIQUIDITY AND CAPITAL RESOURCES

The trend of increased revenues we have experienced from 2005 into the first half of 2006 has continued to provide strong cash flows from operations which totaled $174.9 million in the first half of the year. We intend to fund our exploration and development expenditures from internally generated cash flows, which we define as cash flows from operations before changes in working capital plus total exploration expenditures. Our cash on hand at June 30, 2006 was $12.9 million. Our future internally generated cash flows will depend on our ability to maintain and increase production through our exploratory and development drilling program, as well as the prices we receive for oil and natural gas. We may, from time to time, use our bank credit facility to fund working capital needs.

Our bank credit facility, as amended on June 2, 2006, consists of a revolving line of credit with a group of banks available though May 2011. The borrowing base under the bank credit facility was increased in connection with this amendment from $150 million to $225 million. It is subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report to be delivered to the banks each April 1 and October 1. The bank credit facility permits both prime rate borrowings and London interbank offered rate (“LIBOR”) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.00% to 1.75% above LIBOR and 0% to 0.50% above prime. The borrowing base under the bank credit facility is secured by substantially all of our assets. At August 7, 2006 we had $140.0 million outstanding and $85 million of credit capacity available under the bank credit facility. In addition, we pay an annual fee on the unused portion of the facility ranging between 0.30% to 0.50% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio, as defined in the bank credit facility agreement, of 1.0 and (ii) maintain a minimum EBITDAX to interest ratio, as defined in the bank credit facility agreement, of 3.5. We were in compliance with the bank credit facility covenants as of June 30, 2006.

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

Net cash of $205.0 million used in investing activities in the first six months of 2006 consisted primarily of oil and natural gas exploration and development expenditures. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first six months of 2006, we completed 17 drilling projects, 12 of which were successful, and 21 recompletion/workover projects, 18 of which were successful. During the first six months of 2005, we completed 41 drilling projects, 29 of which were successful, and 21 recompletion/workover projects, 17 of which were successful.

Our 2006 capital exploration and development budget is focused on exploitation and development activities on our proved properties combined with moderate risk and higher risk exploratory activities on undeveloped leases and our proved properties, and does not include acquisitions. We continue to manage our portfolio in order to maintain an appropriate risk balance between low risk development and exploitation activities, moderate risk exploration opportunities and higher risk, higher potential exploration opportunities. Currently, our exploration and development budget for 2006 is approximately $360 million. We do not budget for acquisitions. During the first six months of 2006, capital and exploration expenditures were approximately $251.2 million inclusive of a $43.5 million break-up fee paid to Plains on behalf of Stone to terminate the merger agreement between Stone and Plains as discussed above and a $0.4 million contingent consideration payment resulting from an acquisition during 2002. The level of our capital and exploration expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2006 capital expenditures.

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

Upon consummation of the acquisition of Stone, we expect that our capital budget will increase significantly in 2007. The acquisition permits us to high-grade the combined company’s exploration, development and exploitation opportunities in the combined company’s asset base. High-grading of the combined portfolio is anticipated to increase cash flow available for debt reduction through focused capital spending and the results of drilling a balanced portfolio of low, moderate and higher risk opportunities. In addition, the increased resources of the combined entity will enable us to pursue larger scale projects that have the potential for increased returns. Additional debt incurred by us upon consummation of the acquisition is expected to consist of (i) $150 million of existing 8.75% senior notes due 2010, (ii) a $600 million senior secured revolving credit facility, with an initial borrowing base of $350 million, which would replace our existing bank credit facility, (iii) a new $700 million second lien term loan, and (iv) either a $730 million bridge loan or $730 million in aggregate principal amount of new senior notes. We intend to reduce our leverage through the repayment of acquisition related debt in an amount approximating $700 million by the end of 2008. The reduction will come from a combination of excess cash flow previously mentioned and through the disposition of as yet unidentified non strategic properties shortly after the merger close. We also intend to hedge up to 80% of the projected combined production for 2007 and 2008, implemented through a coordinated establishment of positions with Stone to provide significant downside protection and substantial upside participation to the market. This acquisition is expected to close early in the fourth quarter of 2006.

Our annual report on Form 10-K for the year ended December 31, 2005 included a discussion of our contractual obligations. There have been no material changes to that disclosure during the first six months ended June 30, 2006 except that we have entered into two long-term drilling contracts which commit us to approximately $11 million in 2006 and $14 million in 2007. In addition, we do not maintain any off balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“Statement 155”). Among other changes, Statement 155 eliminates the exemption from applying FASB Statement No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have assessed the impact of Statement 155 which will not have an impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“Statement 156”). Among other changes, Statement 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. Statement 156 is effective for all fiscal years beginning after September 15, 2006. We have assessed the impact of Statement 156 which will not have an impact on our financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing the impact of FIN 48 which is not expected to have an impact on our financial position, results of operations or cash flows.

FORWARD LOOKING INFORMATION

All statements other than statements of historical fact contained in this Report on Form 10-Q (“Report”) and other periodic reports filed by us or under the Securities and Exchange Act of 1934 and other written or oral statements made by us or on behalf, are forward-looking statements. Forward-looking statements are subject to risks and uncertainties and include information concerning cost savings from the merger. Although we believe that in making such statements our expectations are based on reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

Except for our respective obligations to disclose material information under U.S. federal securities laws, we do not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or circumstances after the date of this document, or to report the occurrence of unanticipated events.

Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will,” “would,” “should,” “plans,” “likely,” “expects,” “anticipates,” “intends,” “believes,” “estimates,” “thinks,” “may,” and similar expressions, are forward-looking statements. The following important factors, in addition to those discussed under “Risk Factors” and elsewhere in this document, could affect the future results of the energy industry in general and could cause those results to differ materially from those expressed in or implied by such forward-looking statements:

•	uncertainties inherent in the development and production of and exploration for oil and natural gas and in estimating reserves;

•	the effects of our substantial indebtedness, which could adversely restrict our ability to operate, could make us vulnerable to general adverse economic and industry conditions, could place us at a competitive disadvantage compared to our competitors that have less debt, and could have other adverse consequences;

•	unexpected difficulties in integrating the operations of us and Stone;

•	unexpected future capital expenditures (including the amount and nature thereof);

•	impact of oil and natural gas price fluctuations;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance; and

•	general economic, market or business conditions.

All written and oral forward-looking statements attributable to us or persons acting on behalf of us are expressly qualified in their entirety by such factors. We refer you specifically to the section “Risk Factors” in Item 1A of this Form 10-Q, of our Annual Report on Form 10-K for the year ended December 31, 2005 and of our Registration Statement on Form S-4. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2006, $120.0 million of our long-term debt had variable interest rates while the remaining long-term debt had fixed interest expense. If the market interest rates had averaged 1% higher in the second quarter of 2006, interest rates for the period on variable rate debt outstanding during the period would have increased, and net income before income taxes would have decreased by approximately $0.3 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower in the second quarter of 2006, interest expense for the period on variable rate debt would have decreased, and net income before income taxes would have increased by approximately $0.3 million.

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

We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of June 30, 2006, we had the following contracts in place:

Natural Gas Positions

			Volume (Mmbtu)
Remaining Contract Term	Contract Type	Strike Price ($/Mmbtu)	Daily	Total
07/06 – 12/06	Collar	$5.00/$9.51	15,000	2,760,000
01/07 – 12/07	Collar	$5.00/$8.00	10,000	3,650,000

Our hedged volume as of June 30, 2006 approximated 7% of our estimated production from proved reserves for the balance of the terms of the contracts. Had these contracts been terminated at June 30, 2006, we estimate the pre-tax loss would have been $7.7 million.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At June 30, 2006, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $3.0 million increase in the combined estimated pre-tax loss.

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

Item 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including the principal executive officer, principal financial officer and principal accounting officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer, principal financial officer and principal accounting officer believe that the disclosure controls and procedures were effective as of the end of and during the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

As a result of the pending merger with Stone Energy Corporation as discussed in Note 3 to the consolidated financial statements, the Company will have additional risks that could affect its business.

Risks Relating to the Merger

Certain directors and executive officers may have interests in the merger different from the interests of other stockholders.

Certain of the directors and executive officers of Stone and the Company are parties to agreements or participate in other arrangements that give them interests in the merger that are different from the interests of the stockholders of Stone.

The failure to obtain all necessary third party consents and regulatory approvals from governmental entities could prevent or delay the closing of the merger.

The merger agreement requires that the Company and Stone obtain consents from third parties prior to completion of the merger. The Company or Stone may waive these requirements with respect to consents to be obtained by the other party at its discretion. If one party waives the other’s requirement to obtain one or more of these third party consents and they are not obtained, the third party entitled to give the consent may have a claim against the surviving company, which may result in adverse financial and legal consequences to the surviving company. Further, the delay or denial of any requisite consents, approvals or exemptions could prevent or delay the closing of the merger.

Risks Relating to the Combined Company After the Merger.

The Company and Stone will incur transaction, integration and restructuring costs in connection with the merger.

The Company and Stone expect to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. Specifically, the Company expects to incur approximately $40.0 million for transaction costs related to the merger. Furthermore, the Company has advanced to Plains on behalf of Stone a termination fee of $43.5 million in connection with the termination of the Plains merger agreement. In addition, the combined company will incur integration and restructuring costs following the completion of the merger as the combined company integrates the businesses of Stone with those of the Company. Although the Company and Stone expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, merger-related and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

After the merger, the Company will be highly leveraged and its high level of debt may limit its financial and operating flexibility.

The Company is incurring a significant amount of debt to consummate the acquisition and to refinance Stone’s existing debt. The substantial debt of the Company following the merger could have important consequences to you. For example, it could:

•	increase the Company’s vulnerability to general adverse economic and industry conditions;

•	make it more difficult for EPL to satisfy its financial obligations;

•	limit the Company’s ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, or to otherwise realize the value of its assets and opportunities fully because of the need to dedicate a substantial portion of its cash flow from operations to payments on its debt or to comply with any restrictive terms of its debt;

•	limit the Company’s flexibility in planning for, or reacting to, changes in the industry in which it operates; and

•	place EPL at a competitive disadvantage as compared to its competitors that have less debt.

The Company’s ability to satisfy its obligations and to reduce total debt depends on future operating performance and on economic, financial, competitive and other factors, many of which are beyond the company’s control. The Company’s business may not generate sufficient cash flow, and future financings may not be available to provide sufficient net proceeds, to meet these obligations or to successfully execute the company’s business strategy. Realization of any of these factors could adversely affect the Company’s financial condition.

In addition, upon consummation of the merger, the Company and all of its restricted subsidiaries must comply with various covenants contained in its credit agreement, the indentures related to its notes and any of its future debt arrangements. These covenants will, among other things, limit the ability of the respective restricted entities to:

•	incur additional debt or liens;

•	make payments in respect of or redeem or acquire any debt or equity issued by the Company;

•	sell assets;

•	make loans or investments;

•	acquire or be acquired by other companies; and

•	enter into commodities price hedging transactions.

Stone has identified a material weakness in its internal controls relating to the estimation of proved reserves.

The joint proxy/prospectus filed by the Company on Form S-4 contains estimates of Stone’s proved oil and natural gas reserves and the estimated future net cash flows from such reserves. These estimates are based upon various assumptions, including assumptions required by the SEC relating to oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and natural gas reserves is complex. This process requires significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir and is therefore inherently imprecise. Additionally, Stone’s interpretations of the rules governing the estimation of proved reserves could differ from the interpretation of staff members of regulatory authorities resulting in estimates that could be challenged by these authorities.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves will most likely vary from those estimated. Any significant variance could materially affect the estimated quantities and present value of reserves set forth in this document and the information incorporated by reference. Stone’s properties may also be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

As articulated in “Item 4. Controls and Procedures” of Stone’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, in October 2005 Stone completed an internal review of its estimates of proved oil and natural gas reserves. As a result of this review, Stone revised its proved reserves for the period from December 31, 2001 to June 30, 2005 and restated its financial statements for the first six months of 2005 and for the years ended December 31, 2004, 2003, 2002 and 2001. Stone identified deficiencies in its internal controls that did not prevent the overstatement of its proved oil and natural gas reserves. Stone management concluded that these deficiencies constituted a material weakness in Stone’s internal controls over financial reporting. As of the date of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Stone had not completely mitigated the causes of this weakness because it had not had an adequate passage of time to monitor the progress of its continuing training programs. In addition, Stone’s outside engineering firm had not yet fully engineered 100% of its proved reserves.

Stone is subject to ongoing inquiries by the Securities and Exchange Commission and the Philadelphia Stock Exchange and has been named as a defendant in certain stockholder lawsuits resulting from its reserve revision, the ultimate resolution of which and their impact on Stone is uncertain.

In connection with the revisions of Stone’s estimated proved reserve quantities and the restatement of its financial statements for the years ended December 31, 2004, 2003, 2002 and 2001, Stone received notice on or about November 10, 2005 from the staff of the Securities and Exchange Commission (the “Staff”) that the Staff is conducting an informal inquiry into the revision of Stone’s proved reserves and the financial statement restatement. The Staff has also informed Stone that it is likely to seek a formal order of investigation in connection with its inquiry. In addition, Stone has received an inquiry from the Philadelphia Stock Exchange investigating matters including trading prior to Stone’s October 6, 2005 announcement of its reserve revision. Additionally, a number of putative shareholder class actions and shareholder derivative actions related to the reserve revision and the financial statement restatement have been filed against Stone and certain of its current and former officers and directors. The derivative actions also assert claims related to the proposed merger transaction with Plains. Please read “Stone’s Business—Legal Proceedings” for additional information.

These actions are at an early stage and subject to substantial uncertainties concerning the outcome of material factual and legal issues relating to the litigation and the regulatory proceedings. Accordingly, based on the current status of the litigation and inquiries, we cannot currently predict the manner and timing of the resolution of these matters and are unable to estimate a range of possible losses or any minimum loss from such matters. Furthermore, to the extent that the combined company’s insurance policies are ultimately available to cover any costs and/or liabilities resulting from these actions, they may not be sufficient to cover all costs and liabilities incurred by us and Stone’s current and former officers and directors in these regulatory and civil proceedings.

Volatile oil and natural gas prices could adversely affect the combined company’s financial condition and results of operations.

The combined company’s success is largely dependent on oil and natural gas prices, which are extremely volatile and are or recently have been at historically high levels. Any substantial or extended decline in the price of oil and natural gas will have a negative impact on the combined company’s business operations and future revenues. Moreover, oil and natural gas prices depend on factors that will be outside the combined company’s control, such as:

•	changes in the global supply, demand and inventories of oil;

•	domestic natural gas supply, demand and inventories;

•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;

•	the price and quantity of foreign imports of oil;

•	the price and availability of liquefied natural gas imports;

•	political conditions, including embargoes, in or affecting other oil-producing countries;

•	general economic conditions in the United Stated and worldwide;

•	economic and energy infrastructure disruptions caused by actual or threatened acts of war, or terrorist activities, or national security measures deployed to protect the United States from such actual or threatened acts or activities;

•	economic stability of major oil and natural gas companies and the interdependence of oil and natural gas and energy trading companies;

•	the level of worldwide oil and natural gas exploration and production activity;

•	weather conditions, including energy infrastructure disruptions resulting from those conditions;

•	technological advances affecting energy consumption; and

•	the price and availability of alternative fuels.

We may not realize the benefits of integrating our companies.

To be successful after the merger, the Company and Stone will need to combine and integrate the operations of their separate companies into one company. The integration will require substantial management attention and could divert attention away from the day-to-day business of the combined company. The Company and Stone could encounter difficulties in the integration process, such as the loss of key employees or commercial relationships. If the Company and Stone cannot integrate their businesses successfully, they may fail to realize the benefits they expect to realize from the merger. Potential difficulties the combined company may encounter in the integration process include the following:

•	if we are unable to successfully combine the businesses of the Company and Stone in a manner that permits the combined company to achieve the administrative and operating synergies and related cost savings anticipated to result from the merger, such anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected;

•	complexities associated with managing the combined businesses;

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger;

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention to the merger; and

•	the loss of key employees, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.

The realization of any of these potential difficulties could adversely affect the combined company’s ability to maintain relationships with customers and employees or its ability to achieve the anticipated benefits of the merger, or could reduce earnings or otherwise adversely affect the business and financial results of the combined company.

The combined company may incur substantial losses and be subject to substantial liability claims as a result of its oil and natural gas operations.

Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect the business, financial condition or results of operations of the combined company. Oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•	unanticipated, abnormally pressured formations;

•	mechanical difficulties, such as stuck oil field drilling and service tools and casing collapse;

•	fires and explosions;

•	personal injuries and death; and

•	natural disasters, especially hurricanes and tropical storms in the Gulf of Mexico.

In addition, the combined company’s operations in the Gulf Coast region (including the Gulf of Mexico), where all of the company’s estimated proved reserves and production in 2005 were located and where approximately 76% of Stone’s estimated proved reserves at December 31, 2005 and 89% of Stone’s production during 2005 were associated, are susceptible to hurricanes. Any of these operating hazards could cause serious injuries, fatalities, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages, or property damage, which could expose the combined company to liabilities. The payment of any of these liabilities could reduce, or even eliminate, the funds available for exploration, development, and acquisition, or could result in a loss of the combined company’s properties.

Consistent with insurance coverage generally available to the industry, the Company’s insurance policies provide limited coverage for losses or liabilities. The insurance market in general and the energy insurance market in particular have been difficult markets in which to obtain coverage over the past several years, particularly as a result of the impact of Hurricanes Katrina and Rita. As a result, the Company does not believe that insurance coverage for the full potential liability, especially environmental liability, is currently available at reasonable cost. If the combined company incurs substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if the combined company incurs liability at a time when it is not able to obtain liability insurance, then the combined company’s business, results of operations and financial condition could be materially adversely affected.

The nature of the combined company’s business and assets will expose it to significant compliance costs and liabilities.

The combined company’s operations, involving the exploration, production, storage, treatment, and transportation of liquid hydrocarbons, including crude oil, will be subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. The combined company’s operations are subject to laws and regulations relating to protection of the environment, operational safety, and related matters. Compliance with all of these laws and regulations will continue to represent a significant cost of doing business, including to construct, maintain, and upgrade equipment and facilities. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties; the imposition of investigatory and remedial liabilities; the issuance of injunctions that may restrict, inhibit or prohibit the combined company’s operations; or claims of damages to property or persons.

With an expansion of its assets, the combined company may experience a corresponding increase in the number of releases of hydrocarbons or other materials to the environment. These releases will expose the combined company to potentially substantial expense, including cleanup and remediation costs, fines and penalties, and third-party claims for personal injury or property damage. Some of these expenses could increase by amounts disproportionately higher than the relative increase in assets and the increase in revenues associated therewith.

Exploring for and producing oil and natural gas are high-risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

The combined Company’s future success will depend on the success of its exploration and production activities. The combined Company’s oil and natural gas exploration and production activities are subject to numerous risks beyond its control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. The combined company’s cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

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

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves.

In order to assist in the preparation of the combined company’s estimates, it must project production rates and timing of development expenditures. The combined company must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of these data can vary. The process also requires economic assumptions about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from the combined company’s estimates.

It cannot be assumed that the present value of future net revenues from the combined company’s proved reserves referred to in the Form S-4 is the current market value of the combined company’s estimated oil and natural gas reserves. In accordance with SEC requirements, the combined company’s bases the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may differ materially from those used in the present-value estimate.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder access to oil and natural gas markets or delay the combined company’s production. The availability of a ready market for the combined company’s oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. The combined company’s ability to market its production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. The combined company’s failure to obtain such services on acceptable terms could harm its business. The combined company may be required to shut in wells for lack of a market or because of inadequacy or unavailability of oil or natural gas pipeline or gathering system capacity. If that were to occur, the combined company would be unable to realize revenue from those wells until production arrangements were made to deliver to market.

The loss of key personnel could adversely affect the combined company.

To a large extent, the combined company depends on the services of our chairman and chief executive officer, Richard A. Bachmann, its president and chief operating officer, Phillip A. Gobe, and other senior management personnel. The loss of the services of Messrs. Bachmann or Gobe or other senior management personnel could have an adverse effect on operations. The combined company does not maintain any insurance against the loss of any of these individuals. The exploration and production business is highly competitive, and the combined company’s success will depend largely on its ability to attract and retain experienced geoscientists and other professional staff.

Competition in the oil and natural gas industry is intense, which may adversely affect the combined company.

The combined company operates in a highly competitive environment for acquiring oil and natural gas properties, marketing oil and natural gas and securing trained personnel. Many of its competitors possess and employ financial, technical and personnel resources substantially greater than the combined company, which can be particularly important in Gulf of Mexico, Gulf Coast onshore and Rocky Mountain activities. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the combined company’s financial or personnel resources permit. The combined company’s ability to acquire additional prospects and to discover reserves in the future will depend on its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. The combined company cannot make assurances that it will be able to compete successfully in the future in acquiring prospective reserves, developing reserves, marketing hydrocarbons, attracting and retaining quality personnel and raising additional capital. If the combined company is unable to compete successfully in these areas in the future, its future revenues and growth may be diminished or restricted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/06 – 4/30/06	—	n/a	n/a	n/a
5/1/06 – 5/31/06	5,239	26.90	n/a	n/a
6/1/06 – 6/30/06	—	n/a	n/a	n/a

Total	5,239	26.90	n/a	n/a

(1)	Shares were acquired from employees as tax withholding pursuant to a benefit plan agreement and were not purchased as part of a publicly announced plan or program.

Item 4. SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

(a)	At the Annual Meeting of Stockholders of the Company held on May 4, 2006, the stockholders elected 11 directors to serve until the 2007 Annual Meeting of Stockholders, approved the Amendment to the Company’s certificate of incorporation increasing the number of authorized shares of the Company’s Common Stock from 50 million to 100 million, approved the adoption of the Company’s 2006 Long Term Stock Incentive Plan and ratified the appointment of KPMG LLP as the Company’s independent public accountants for the year ended December 31, 2006.

The voting tabulation is as follows:

	FOR	WITHHELD
Election as a Director of the Company:
Richard A. Bachmann	33,026,966	1,917,347
John C. Bumgarner, Jr.	34,058,789	885,524
Jerry D. Carlisle	34,166,853	777,460
Harold D. Carter	34,061,065	883,653
Enoch L. Dawkins	33,742,675	1,201,638
Robert D. Gershen	34,060,660	883,653
Phillip A. Gobe	34,167,517	776,796
William R. Herrin, Jr.	34,058,652	885,661
William O. Hiltz	34,061,411	882,902
John G. Phillips	34,054,921	889,392
Norman D. Francis	33,070,740	1,873,573

	FOR	AGAINST	ABSTAIN
Approve the Amendment to the Company’s certificate of incorporation increasing the number of authorized shares of the Company’s Common Stock from 50 million to 100 million:	30,727,397	4,024,638	192,278
	FOR	AGAINST	ABSTAIN
Approve the adoption of the Company’s 2006 Long Term Stock Incentive Plan:	20,514,054	5,203,647	205,625
	FOR	AGAINST	ABSTAIN
Ratify appointment of KPMG LLP as the Company’s independent public accountants:	34,229,390	698,371	16,552

Item 6. EXHIBITS

Exhibits:
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer (principal executive officer) of Energy Partners, Ltd.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (principal financial officer) of Energy Partners, Ltd.

32.0	Section 1350 Certifications

99.1	Commitment Letter, dated as of June 14, 2006, by and among Banc of America Securities LLC, Banc of America Bridge LLC, Bank of America, N.A. and Energy Partners, Ltd. (incorporated by reference to Exhibit 99.6 of the Company’s S-4 filed July 21, 2006).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY PARTNERS, LTD.

Date: August 9, 2006	By:	/s/ Joseph H. LeBlanc, Jr.
Joseph H. LeBlanc, Jr.
Treasurer
(authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer (principal executive officer) of Energy Partners, Ltd.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (principal financial officer) of Energy Partners, Ltd.

32.0	Section 1350 Certifications

99.1	Commitment Letter, dated as of June 14, 2006, by and among Banc of America Securities LLC, Banc of America Bridge LLC, Bank of America, N.A. and Energy Partners, Ltd. (incorporated by reference to Exhibit 99.6 of the Company’s S-4 filed July 21, 2006).