Form 10-K/A
period 2006-12-31
ENERGY PARTNERS LTD
filed 2007-04-30
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note to Amendment: The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 by adding the information required by Items 10 (with respect to directors), 11, 12, 13 and 14 of Part III of Form 10-K. No other changes are made. Unless otherwise stated, all information set forth in this Form 10-K/A is as of April 30, 2007.

PART III

Item 10.	Directors, Executive Officers and Governance

At the 2007 Annual Meeting, eleven (11) directors are to be elected, each of whom will serve until the Annual Meeting of Stockholders in the year 2008 and until their respective successors are duly elected and qualified.

The Board has nominated the following individuals as members of the Board of Directors to serve for a period of one (1) year and until their respective successors are duly elected and qualified: Richard A. Bachmann, John C. Bumgarner, Jerry D. Carlisle, Harold D. Carter, Enoch L. Dawkins, Dr. Norman C. Francis, Robert D. Gershen, Phillip A. Gobe, William R. Herrin, William O. Hiltz and John G. Phillips. Each nominee has consented to be nominated and to serve, if elected.

There were no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors during 2006.

Information About the Nominees

Richard A. Bachmann, age 62, has been chief executive officer of the Company and chairman of its Board of Directors since the Company’s incorporation in January 1998. Mr. Bachmann began organizing the Company in February 1997 and served as the Company’s president until November 2005. From 1995 to January 1997, he served as director, president and chief operating officer of The Louisiana Land and Exploration Company (“LL&E”), an independent oil and gas exploration company. From 1982 to 1995, Mr. Bachmann held various positions with LL&E, including director, executive vice president, chief financial officer and senior vice president of finance and administration. From 1978 to 1981, Mr. Bachmann was the treasurer of Itel Corporation. Prior to 1978, Mr. Bachmann served with Exxon International, Esso Central America, Esso InterAmerica and Standard Oil of New Jersey. He is also a director of Trico Marine Services, Inc.

John C. Bumgarner, Jr., age 64, has been a director since January 2000. Mr. Bumgarner is currently serving as managing member of Utica Plaza Management Company, a family-owned real estate company. Mr. Bumgarner was chief operating officer and president of strategic investments for Williams Communications Group, Inc., a high technology company, from May 2001 to November 2002. Williams Communications Group, Inc. filed a Plan of Reorganization with the U.S. Bankruptcy Court for the Southern District of New York in August 2002. Mr. Bumgarner joined The Williams Companies, Inc. in 1977 and served as senior vice president of Williams Corporate Development and Planning and then also served as president of Williams International Company prior to joining Williams Communications Group, Inc. Mr. Bumgarner is also a director of Management Planning Systems, Inc. and Sirenza Microdevices, Inc. Mr. Bumgarner is a former treasurer of Skelly Oil.

Jerry D. Carlisle, age 61, has been a director since March 2003. Mr. Carlisle has been vice president and director of DarC Marketing, Inc., a family-owned marketing company, since 1997. From 1983 to 1997, Mr. Carlisle was vice president, controller and chief accounting officer of LL&E and, from 1979 to 1983, he held various management positions at LL&E. Mr. Carlisle has a masters of business administration from Loyola University, is a certified public accountant, and serves as a trustee of the Mississippi State University Business School.

Harold D. Carter, age 68, has been a director since May 1998. Since 1995, Mr. Carter has been an independent oil and natural gas consultant and investment advisor. Mr. Carter is a director of Brigham Exploration Company and Abraxas Petroleum Corp., public oil and gas companies, a director of Longview Energy Company, a privately held oil and gas company, and former president of Sabine Corporation, an independent oil and gas exploration company.

Enoch L. Dawkins, age 69, has been a director since January 2004. Mr. Dawkins retired from Murphy Exploration and Production Co., where he served as president from 1991 until 2003. From 1964 until 1991, Mr. Dawkins held various operational, marketing and managerial positions at Ocean Drilling and Exploration Company, including president from 1989 until its acquisition by Murphy Oil Corporation in 1991. He is also a director of Superior Energy Services, Inc.

Dr. Norman C. Francis, age 75, has been a director since May 2005. Dr. Francis has served as the President of Xavier University of Louisiana since 1968. Dr. Francis is the chairman of the board for the Southern Education Foundation and for Liberty Bank and Trust, a member of the board of directors of the American Council on Education and a Fellow of The American Academy of Arts and Sciences (inducted 1993).

Robert D. Gershen, age 53, has been a director since May 1998. Mr. Gershen is president of Associated Energy Managers, LLC, an investment management firm specializing in private equity investments in the energy sector. In addition, Mr. Gershen serves as the President of Longview Energy Company, a privately held oil and gas company. Since 1989, Mr. Gershen has managed, through Associated Energy Managers, LLC, three funds that invest in energy companies in the United States.

Phillip A. Gobe, age 54, has been a director since November 2005. Mr. Gobe joined the Company in December 2004 as chief operating officer and became president in May 2005. Mr. Gobe has over 31 years of energy industry experience and was with Nuevo Energy Company as chief operating officer from February 2001 until its acquisition by Plains Exploration & Production Company in May 2004. Mr. Gobe’s primary responsibilities were managing Nuevo’s domestic and international exploitation and exploration operations. Prior to his position with Nuevo, Mr. Gobe had been the Senior Vice President of Production for Vastar Resources, Inc. since 1997. From 1976 to 1997, Mr. Gobe worked for Atlantic Richfield Company and its subsidiaries in positions of increasing responsibility, primarily in the Gulf of Mexico and Alaska.

William R. Herrin, Jr., age 72, has been a director since May 2005. Mr. Herrin served in a number of capacities for Chevron Corporation, most recently as Vice President and General Manager, Gulf of Mexico Production Business Unit, Chevron U.S.A. Production Co. from July 1992 until his retirement in 1998.

William O. Hiltz, age 55 has been a director since November 2000. Mr. Hiltz is a senior managing director of Evercore Partners and has been since joining that firm in October 2000. From April 1995 until October 2000, Mr. Hiltz was a managing director and head of the global energy group for UBS Warburg LLC and its predecessor firms, SBC Warburg Dillon Read and Dillon, Read & Co. Inc.

John G. Phillips, age 84, has been a director since May 1998. Since 1995, Mr. Phillips has been an independent financial consultant. Mr. Phillips is former chairman, president and chief executive officer of LL&E and, since 1972, continues to serve as a director of the Whitney National Bank and Whitney Holding Corporation. Mr. Phillips retired from LL&E in 1985.

Certain Governance Matters

The Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, the current members of which are Messrs. Bumgarner, Carlisle (Chairman), Carter and Phillips. The Board of Directors has determined that each of the members of the Audit Committee is “independent” as defined by NYSE listing standards and the rules of the SEC applicable to audit committee members, and that Mr. Carlisle qualifies as an “audit committee financial expert” as described in Item 401(h) of Regulation S-K. The Audit Committee has a charter under which its primary purpose is to assist the Board in overseeing (1) the integrity of the Company’s financial statements, (2) the independent registered public accountants’ qualifications and independence, (3) the performance of the Company’s internal audit function and independent registered public accountants and (4) the compliance by the Company with legal and regulatory requirements. The Audit Committee is directly responsible for the appointment and compensation of the independent registered public accountants. During fiscal year 2006, the Audit Committee held five (5) meetings.

Website Access to Corporate Governance Documents

A copy of the Company’s Code of Business Conduct and Ethics (the “Code”) that applies, among others, to the Company’s principal executive officer, principal financial officer and controller is available free of charge on the Company’s website at www.eplweb.com or by writing to Investor Relations, Energy Partners, Ltd., 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana 70170. The Company will post on its website any amendment to the Code and any waiver of the Code granted to any of its directors or executive officers to the extent required by applicable rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than ten percent (10%) of the Company’s Common Stock to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission. To the Company’s knowledge, with respect to the year ended December 31, 2006, all applicable filings were timely made.

Item 11.	Executive Compensation

Compensation Discussion & Analysis

The objectives of the Company’s compensation program are (i) to attract and retain the best available talent, (ii) to motivate employees to achieve the Company’s goals, (iii) to link employee and stockholder interests through performance rewards and (iv) to provide compensation that can recognize individual contributions to corporate objectives. The Company’s compensation philosophy is designed so that a substantial component of each employee’s potential annual compensation is dependent upon measurable improvement to stockholder value. Decisions with respect to the compensation of the Company’s executive officers are made by the Compensation Committee (the “Committee”) of the Board of Directors. The compensation of non-executive officers is determined by the executive officers. The compensation of the Chief Executive Officer is recommended by the Committee and approved by the independent members of the Board of Directors.

The Committee based its decisions with respect to performance-measured compensation of our Named Officers for services rendered in 2006 upon these principles and its assessment of each officer’s potential to enhance long-term stockholder value. The Committee also considered each executive officer’s current salary and prior year compensation, as well as compensation paid to the executive officer’s peers. The Committee engages Frederic W. Cook & Co., Inc. as a consultant to assist it in determining appropriate types and levels of compensation. The Committee expects recommendations from the Company’s Chief Executive Officer but exercises its own judgment and makes its own determination.

Types of Compensation

The Company provides two main types of compensation to executive officers:

(1)	annual compensation, consisting of a base salary and an incentive bonus on the attainment of corporate and individual objectives; and

(2)	long-term compensation, consisting of stock options, the value of which is directly linked to the value of a share of the Company’s Common Stock, and restricted stock units.

Annual Compensation

At least once each year, the Committee reviews the Company’s executive compensation program. This review is conducted with the assistance of the Company’s compensation consultant. The consultant’s analysis includes an assessment of the Company’s executive officers’ compensation levels compared to other executive officers in similar positions in the Company’s industry sector. The annual base salary of each executive is determined by an analysis of the compensation paid to other executive officers in similar positions in the Company’s proxy peer group and market data derived from a combination of sources, including published salary survey data of other exploration and production companies. The Committee targets the median to 75th percentile for base salary. A competitive base salary is consistent with the Company’s long-term objectives of attracting and retaining highly qualified, competent executives.

The incentive bonus is particularly aligned with the interests of the Company’s stockholders. Incentive bonuses are based on quantitative and qualitative factors that the Committee may deem appropriate and the Committee’s assessment of the individual’s performance. While the Committee does not apply a completely formulaic approach, in 2006 the quantitative factors considered consisted of predetermined targets of production growth (both organic and through acquisitions), reserve replacement, reserve replacement cost relative to peers, lease operating expense per barrel of oil equivalent (“Loe/Boe”) and the increase in value of the Company’s Common Stock relative to peers. The Committee has in the past adjusted targets for extraordinary events such as significant storms. The Committee also compares the Company’s results against the results of its proxy peer group. A target bonus percentage of base salary is predetermined and periodically reviewed for each executive on the basis of market practices, although actual bonus payments can be significantly affected by the Committee’s assessment of individual performance. The target bonus percentages for the current Named Officers set forth in the Summary Compensation Table are as follows: Mr. Bachmann, 100%; Mr. Gobe, 65%; Mr. Peper, 55%; Mr. Woodall, 55%; Mr. Dykes, 50%; and Mr. LeBlanc, 40%. The Committee targets the 75th percentile for the combination of base salary and incentive bonus when results warrant. In reviewing quantitative factors, the Committee will determine each year whether a threshold level of performance below the Company’s objectives is deserving of any bonus percentage, taking into account external factors beyond the control of the executives. For 2006, the Committee determined that the Company exceeded its target for production growth of 10% and that the Company’s stock price performance over the year was at the top of its peer group. The Company did not meet its targets relative to reserve replacement (130%), Loe/Boe ($5.40) and for reserve replacement cost (an indexed target based on peer performance). Based on these results, the Committee determined that a bonus in accordance with the Company’s quantitative factors of 68% of target was warranted. The bonuses for Named Officers are set forth below under “— Summary Compensation.” The Committee has not yet established the corporate targets that are to serve as the quantitative factors used in determining incentive bonuses for 2007 performance.

Long-Term Compensation

In determining the appropriate levels of incentive compensation, the Committee reviews comparable compensation, as well as historical share usage and dilution analyses and the fair value of long-term compensation as a percentage of market capitalization, of its proxy peer group. It also reviews the mix of equity forms used by exploration and production companies of similar size and revenues in compensating executive officers.

Last year the Committee determined to use a combination of stock options and restricted stock units to provide equity compensation to the executive officers. These equity forms create an alignment of interests with the

Company’s stockholders. Stock options have an exercise price equal to the fair market value of the date of grant, and have a ten-year term, vesting in one-third increments on the first three anniversaries of the date of grant. If any grantee voluntarily leaves the Company other than by reason of retirement, unvested options are forfeited and vested options must be exercised within 30 days. Unvested options will become immediately exercisable upon a change of control (as defined) of the Company. Restricted stock units have been granted rather than performance shares (as used in prior years), consistent with competitive practices. If any grantee leaves the Company, unvested restricted share units are forfeited. Unvested restricted share units will become fully vested upon a change of control (as defined) of the Company. Each restricted stock unit vests in one-third increments on the first three anniversaries of the date of grant for annual awards, but could vest differently if used as an employment or other special award, as determined by the Committee. The Committee has not yet made long-term incentive awards for executives for 2007.

The Committee has historically targeted the 75th percentile for long-term compensation. In 2006, the desired dollar value of long-term compensation was divided between stock options (75%) and restricted stock units (25%) based on the binomial value of the stock options with FAS 123R assumptions and the market price of Common Stock at grant for restricted stock units. For 2006, the Committee approved awards in March 2006 for our executive officers based on the 50th percentile, and determined to review additional potential awards later in the year when additional peer group data was available. Additional awards were made in August 2006 based on the 75th percentile after review of more current compensation information that was not available in March 2006. The awards are set forth under “— Summary Compensation.”

The Committee also reviewed data relating to the 2004—2006 performance cycle, and determined that the increase in reserves per share target of 25% per year and the increase in value of proved reserves target of 5% per year were not met, but the three year average of total shareholder return exceeded the maximum of 20% per year. As a result, the Committee vested two-thirds of the performance shares, or an aggregate of 69,000 shares in accordance with the quantitative targets. The Committee did not grant any performance shares in 2006.

Compensation of the Chief Executive Officer

The Committee based its recommendations to the independent members of the Board with respect to compensation of our Chief Executive Officer, Richard A. Bachmann, for services rendered in 2006 on the factors discussed above and our assessment of his potential to enhance long-term stockholder value. The Committee also considered Mr. Bachmann’s current salary and prior year compensation, as well as compensation paid to his peers. The Committee used its outside compensation consultant to assist it in determining appropriate types and levels of compensation. The independent members of the Board accepted the Committee’s recommendations.

Mr. Bachmann’s base salary of $440,000 for 2006 was commensurate with the median to 75th percentile of base salaries for chief executive officers of the Company’s proxy peer group. For 2007, Mr. Bachmann’s base salary was increased to $500,000. Mr. Bachmann’s bonus target is 100%. Mr. Bachmann was awarded a bonus of $300,000 for 2006.

Policy on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986 limits the deductibility for federal income taxes of compensation in excess of $1 million paid to a publicly held company’s chief executive officer and any of the other four highest-paid executive officers, except for “performance-based” compensation. The Committee is aware of this limitation and intends to consider the effects of Section 162(m) on the Company when making compensation decisions.

Stock Ownership Guidelines

The Company has Executive Stock Ownership Guidelines that generally require the Company’s Chief Executive Officer, President, and each Executive Vice President and each Senior Vice President to maintain a share ownership equal to 50% of the “profit shares” acquired under equity compensation plans of the Company. Profit shares means the Shares held by an executive as a result of the exercise of stock options, the lapsing of restrictions on restricted stock and restricted stock units and the earning of performance shares, after giving effect to Shares sold or netted to pay any exercise price or tax withholding amounts related to such award.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provisions to be included in the Company’s filings pursuant to the Securities Exchange Act of 1934. Based on the reviews and discussions referred to above, the Committee recommended to the Board of Directors that the Compensation Discussion and Compensation Analysis referred to above be included in such filings.

Compensation Committee

John C. Bumgarner, Chairman
Robert D. Gershen, Member
William R. Herrin, Member
John G. Phillips, Member

Notwithstanding any SEC filing by the Company that includes or incorporates by reference other SEC filings in their entirety, this Compensation Committee Report shall not be deemed to be “filed” with the SEC except as specifically provided otherwise therein.

Summary Compensation Table

The following table sets forth certain summary information for the year ending December 31, 2006 concerning the compensation earned by the Company’s principal executive officer (Mr. Bachmann), each individual who served as principal financial officer in 2006 (Messrs. Looney, LeBlanc and Woodall) and the three other most highly-compensated executive officers for fiscal 2006 (“Named Officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation (3)(4)	All Other Compensation ($)(5)	Total ($)
Richard A. Bachmann Chairman and chief Executive Officer	2006	440,000	—	649,580	890,594	300,000	20,914	2,301,088

Phillip A. Gobe President and Chief Operating Officer	2006	315,000	—	583,422	717,595	139,230	25,396	1,780,643

John H. Peper Executive Vice President, General Counsel and Corporate Secretary	2006	236,000	—	149,425	313,471	88,264	27,953	815,113

Timothy R. Woodall Executive Vice President and Chief Financial Officer (6)	2006	91,987	150,000	52,231	162,561	38,958	29,471	525,208

T. Rodney Dykes Senior Vice President-Production	2006	212,000	—	103,299	210,599	72,080	14,891	612,869

Joseph H. LeBlanc Treasurer and acting Principal Financial Officer during a portion of the year (7)	2006	158,125	—	138,335	1,810	43,500	24,788	366,558

David R. Looney Former Executive Vice President and Chief Financial Officer (7)	2006	91,866	—	(245,400)	(435,232)	—	20,576	(568,190)

(1)	Bonuses paid for 2006 performance are found under the column captioned “Non-Equity Incentive Plan Compensation.”
(2)	Amounts reflect compensation cost recorded in the 2006 consolidated financial statements for each named individual and includes grants made in previous years for which compensation expense is required to be recognized in accordance with Statement 123R. The expense has been calculated based on the grant date fair value of the respective awards. Please refer to footnotes 2(j) and 14 in our consolidated financial statements filed on Form 10-K for the year ended December 31, 2006 for a discussion of the assumptions used in computing the grant date fair value of stock based compensation awards. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that might be realized by the named individuals.
(3)	Amounts reflected under this column are paid pursuant to the Company’s incentive compensation plan as described in the incentive bonus paragraph under “Annual Compensation” in the “Compensation Discussion and Analysis.”
(4)	Amount for Mr. Woodall represents bonus paid pro rata from date of commencement of employment.
(5)	The amounts represent the dollar value of term life insurance premiums paid by us for the benefit of the Named Officers, the dollar value of the Company match to the Energy Partners, Ltd. 401(k) Plan on the employees’ behalf, reimbursement of relocation expenses and the Company’s contributions to a key employee retention plan. The plan generally requires that the 401(k) match be held in our Common Stock for a period of three years. For 2006, (i) the life insurance premiums for Messrs. Bachmann, Gobe, Peper, Woodall, Dykes, LeBlanc and Looney were $6,574, $1,662, $1,163, $162, $1,031, $478, and $421, respectively; (ii) the value of the 401(k) match for Messrs. Bachmann, Gobe, Peper, Woodall, Dykes, LeBlanc and Looney were $13,200, $13,200, $13,200, $3,750, $12,720, $6,488 and $3,825 respectively; (iii) the value of reimbursed relocation expenses for Messrs. Gobe, Peper, Woodall and Looney was $9,395, $12,440, $25,341 and $16,030, respectively, inclusive of tax gross up for Messrs. Gobe, Woodall and Looney of $2,861, $8,119 and $6,289 respectively and (iv) the amount credited on Mr. LeBlanc’s behalf to a key employee retention plan in 2006 was $17,418.
(6)	Mr. Woodall became the Company’s Executive Vice President and Chief Financial Officer upon his appointment by the Board of Directors in August 2006 and was paid a cash bonus of $150,000 upon commencement of employment.
(7)	Mr. LeBlanc served as our Principal Financial Officer following Mr. Looney’s departure on May 2, 2006 until Mr. Woodall joined us on August 21, 2006.

Grants of Plan-Based Awards

The table below sets forth certain information with respect to awards granted to the Named Officers pursuant to the Company’s 2006 Long Term Stock Incentive Plan.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)(1)
Name	Grant Date	Approval Date	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Closing Price on Grant Date ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Richard A. Bachmann (3)(4)			0	440,000	N/A	—	—	—	—	—
	March 23, 2006	March 23, 2006	—	—	—	—	111,930	22.98	22.98	1,086,840
	March 23, 2006	May 4, 2006	—	—	—	16,648	—	—	26.80	446,166
	August 3, 2006	August 3, 2006	—	—	—	—	62,659	18.00	18.00	488,114
	August 3, 2006	August 3, 2006	—	—	—	9,102	—	—	18.00	163,836

Phillip A. Gobe(3)(4)(5)			0	204,750	N/A	—	—	—	—	—
	March 16, 2006	March 16, 2006	—	—	—	—	49,878	22.31	22.31	470,350
	March 23, 2006	March 23, 2006	—	—	—	—	24,939	22.98	22.98	242,158
	March 23, 2006	May 4, 2006	—	—	—	11,128	—	—	26.80	298,230
	August 3, 2006	August 3, 2006	—	—	—	—	8,036	18.00	18.00	62,600
	August 3, 2006	August 3, 2006	—	—	—	1,167	—	—	18.00	21,006

John H. Peper (3)(4)(5)			0	129,800	N/A	—	—	—	—	—
	March 16, 2006	March 16, 2006	—	—	—	—	20,181	22.31	22.31	190,307
	March 23, 2006	March 23, 2006	—	—	—	—	10,090	22.98	22.98	97,974
	March 23, 2006	May 4, 2006	—	—	—	4,502	—	—	26.80	120,654
	August 3, 2006	August 3, 2006	—	—	—	—	10,523	18.00	18.00	81,974
	August 3, 2006	August 3, 2006	—	—	—	1,529	—	—	18.00	27,522

Timothy R. Woodall (7)			0	57,292	N/A	—	—	—	—	—
	August 21, 2006	July 10, 2006	—	—	—	30,000	—	—	18.22	546,600
	August 21, 2006	July 10, 2006	—	—	—	—	100,000	18.22	18.22	788,000

T. Rodney Dykes (3) (5)			0	106,000	N/A	—	—	—	—	—
	March 16, 2006	March 16, 2006	—	—	—	—	15,892	22.31	22.31	149,862
	March 23, 2006	March 23, 2006	—	—	—	—	7,946	22.98	22.98	77,156
	March 23, 2006	May 4, 2006	—	—	—	3,545	—	—	26.80	95,006

Joseph H. LeBlanc (6)			0	64,000	N/A	—	—	—	—	—
	March 16, 2006	March 16, 2006	—	—	—	4,050	—	—	22.31	90,356

David R. Looney (3) (5)			0	0	N/A	—	—	—	—	—
	March 16, 2006	March 16, 2006	—	—	—	—	29,071	22.31	22.31	274,140
	March 23, 2006	March 23, 2006	—	—	—	—	14,536	22.98	22.98	141,145

(1)	Amounts actually paid are reflected in the column titled “Non-Equity Incentive Plan Compensation” found on the “Summary Compensation Table.”
(2)	Amounts reflect the grant date fair value of the respective awards computed in accordance with Statement 123R. Please refer to footnotes 2(j) and 14 in our consolidated financial statements filed on Form 10-K for the year ended December 31, 2006 for a discussion of the assumptions used in computing the grant date fair value of stock based compensation awards. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that might be realized by the named individuals.
(3)	On March 23, 2006, Messrs. Bachmann, Gobe, Peper, Dykes and Looney were granted stock options with a ten-year term and are exercisable as follows: one-third became exercisable on March 23, 2007, one-third become exercisable beginning on March 23, 2008 and the remainder are exercisable beginning on March 23, 2009. Also, on March 23, 2006, Messrs. Bachmann, Gobe, Peper, Dykes and Looney were granted restricted share units which were subject to stockholder approval of the 2006 Long Term Stock Incentive Plan. Such approval was received at the May 4, 2006 shareholder meeting. Mr. Looney resigned prior to receipt of these shares. For the shares awarded, one-third vested on March 23, 2007, one-third vest on March 23, 2008 and the remainder vest on March 23, 2009.
(4)	On August 3, 2006, Messrs. Bachmann, Gobe and Peper were granted stock options with a ten-year term and are exercisable as follows: one-third become exercisable beginning on August 3, 2007, one-third become exercisable beginning on August 3, 2008 and the remainder are exercisable beginning on August 3, 2009. Also, on August 3, 2006, Messrs. Bachmann, Gobe and Peper were granted restricted share units which vest as follows: one-third vest on August 21, 2007, one-third vest on August 21, 2008 and the remainder vest on August 21, 2009.
(5)	On March 16, 2006, Messrs. Gobe, Peper, Dykes and Looney were granted stock options with a ten-year term and are exercisable as follows: one-third became exercisable on March 16, 2007, one-third become exercisable beginning on March 16, 2008 and the remainder are exercisable beginning on March 16, 2009.
(6)	On March 16, 2006, Mr. LeBlanc was granted restricted share units. These shares vest as follows: one-third vested on March 16, 2007, one-third vest on March 16, 2008 and the remainder vest on March 16, 2009.
(7)	Mr. Woodall commenced employment with us on August 21, 2006 and at that time, was granted stock options with a ten-year term that become exercisable as follows: one-third vest on August 3, 2007, one-third vest on August 3, 2008 and the remainder vest on August 3, 2009. Also, on August 21, 2006, Mr. Woodall was granted restricted share units which vest on August 21, 2009.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Under our offer letter agreement with Mr. Gobe dated October 19, 2004, he is entitled to an annual salary of at least $300,000. In addition, Mr. Gobe received 40,000 restricted share units which vest on the third anniversary of the date of the grant, and ten year options to purchase 50,000 shares of Common Stock, which vest ratably over three years, at an exercise price equal to the market price of the Common Stock on the date of grant. Mr. Gobe’s bonus target is 65% of base salary.

Under our offer letter agreement with Mr. Woodall dated July 11, 2006, he is entitled to an annual salary of at least $250,000. In addition, Mr. Woodall received an employment payment of $150,000, ten year options to purchase 100,000 shares of Common Stock, which vest ratably over three years at an exercise price equal to the closing price of the Company’s Common Stock on the date of grant and 30,000 restricted share units which vest on the third anniversary of the date of his start of employment. Mr. Woodall’s bonus target is 55% of base pay.

The Company does not have employment agreements with any of the other Named Officers.

2006 Long Term Incentive Plan

EPL’s 2006 Long Term Stock Incentive Plan (the “LTIP”) authorizes the Compensation Committee of the Board of Directors to make the following types of awards to employees of the Company: stock options, share appreciation rights, performance shares, performance units, restricted shares, restricted share units, dividend equivalents and other share-based awards. The Compensation Committee is currently making awards under the LTIP in the form of stock options and restricted share units.

Outstanding Equity Awards at 2006 Fiscal Year End

The table below sets forth information concerning the value of outstanding equity awards held by the Named Officers as of December 31, 2006.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Richard A. Bachmann	100,000	—	$10.80	April 30, 2011	16,648	406,544	40,000	976,800
	53,334	—	$10.07	May 6, 2013	9,102	222,271	14,700	358,974
	176,667	23,333	$13.58	May 13, 2014	—	—	—	—
	20,667	41,333	$25.07	March 24, 2015	—	—	—	—
		111,930	$22.98	March 23, 2016	—	—	—	—
		62,659	$18.00	August 3, 2016	—	—	—	—
Phillip A. Gobe	33,333	16,667	$18.97	December 6, 2014	40,000	976,800	10,800	263,736
	15,167	30,333	$27.34	March 17, 2015	11,128	271,746	—	—
		100,000	$26.59	July 22, 2015	1,167	28,498	—	—
		49,878	$22.31	March 16, 2016	—	—	—	—
		24,939	$22.98	March 23, 2016	—	—	—	—
		8,036	$18.00	August 3, 2016	—	—	—	—
John H. Peper	75,000	—	$7.98	January 17, 2012	4,502	109,939	6,000	146,520
	23,333	—	$10.07	May 6, 2013	1,529	37,338	3,175	77,534
	24,500	9,000	$13.58	May 13, 2014	—	—	—	—
	4,467	8,933	$27.34	March 17, 2015	—	—	—	—
		100,000	$26.59	July 22, 2015	—	—	—	—
		20,181	$22.31	March 16, 2016	—	—	—	—
		10,090	$22.98	March 23, 2016	—	—	—	—
		10,523	$18.00	August 3, 2016	—	—	—	—
Timothy R. Woodall	—	100,000	$18.22	August 21, 2016	30,000	732,600	—	—
T. Rodney Dykes	10,000	—	$12.65	July 26, 2011	3,545	86,569	5,750	140,415
	10,000	—	$7.98	January 17, 2012	—	—	2,373	57,937
	13,333	—	$10.07	May 6, 2013	—	—	—	—
	17,333	8,667	$13.58	May 13, 2014	—	—	—	—
	3,334	6,666	$27.34	March 17, 2015	—	—	—	—
		50,000	$26.59	July 22, 2015	—	—	—	—
		15,892	$22.31	March 16, 2016	—	—	—	—
		7,946	$22.98	March 23, 2016	—	—	—	—
Joseph H. LeBlanc	4,700	—	$15.00	November 1, 2010	1,800	43,956	—	—
	6,000	—	$10.80	April 30, 2011	2,200	53,724	—	—
	10,000	—	$7.98	January 17, 2012	10,000	244,200	—	—
	7,000	—	$10.07	May 6, 2013	4,050	98,901	—	—
David R. Looney	None	—	—	—	—	—	—	—

(1)	Based on the closing price of the Company’s common stock of $24.42 on December 29, 2006.
(2)	Represents unvested performance shares based upon the threshold level of performance.

Fiscal 2006 Option Exercises and Stock Vested

The table below sets forth information concerning the vesting of other equity awards by Named Officers during Fiscal 2006. The Named Officers did not exercise any stock options during Fiscal 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Richard A. Bachmann	—	—	17,777	396,605

Phillip A. Gobe	—	—	—	—

John H. Peper	—	—	15,000	408,750
	—	—	7,778	173,527

Timothy R. Woodall	—	—	—	—

T. Rodney Dykes	—	—	4,445	99,168

Joseph H. LeBlanc	—	—	1,100	24,497
	—	—	1,800	43,020
	—	—	2,333	52,049

David Looney	—	—	—	—

Fiscal 2006 Pension Benefits

The Company does not have a defined benefit pension plan.

Fiscal 2006 Nonqualified Deferred Compensation

The table below reflects activity for the Named Officers in the Energy Partners, Ltd. Key Employee Retention Plan during Fiscal 2006.

Name	Registrant Contributions in Last Fiscal Year ($)(1)	Aggregate Balance at Last Fiscal Year-End ($)
Richard A. Bachmann	—	—

Phillip A. Gobe	—	—

John H. Peper	—	—

Timothy R. Woodall	—	—

T. Rodney Dykes	—	—

Joseph H. LeBlanc	17,418	28,614

David R. Looney	—	—

(1)	This amount is reported as “Other Compensation” in the Summary Compensation Table.

The Company’s Key Employee Retention Plan is a non-qualified deferred compensation plan maintained by the Company to promote the retention of a select group of employees. Mr. LeBlanc is the only Named Officer who is a participant in the plan. The plan provides for credits to be made by the Company to a bookkeeping account for each participant in such amount or amounts as the Company determines. No interest or other earnings are credited to the accounts. If a participant remains in employment with the Company for a required period of employment following his or her designation as a participant, he or she will begin receiving his or her account balance under the plan in 10 equal annual installments. The required period of employment is 10 years if the person were age 45 or older when designated as a participant, 11 years if the person were older than age 43 but less than age 45 when so designated, and 12 years if the person were less than age 43 when so designated. Mr. LeBlanc was designated as a participant in 2003 and his required period of employment is 12 years. In the event of the death of the participant before the completion of the required employment period, the participant’s beneficiary would receive a death benefit equal to the participant’s designated death benefit account balance (which amount may be changed from time to time by the Company and is $658,900 in the case of Mr. LeBlanc as of December 31, 2006), which death benefit is payable in 10 equal annual installments. In the event of disability of the participant before completion of the required employment period, the participant’s account balance would become payable in a lump sum to the participant. If the participant’s employment terminates for any reason other than death or disability before completion of the required employment period, the participant would forfeit all of his or her benefits under the plan. In the event of a change of control (defined as described in the section headed “Change of Control Arrangements” below), the participant would be entitled to a lump sum payment equal to the participant’s change of control account balance under the Plan ($28,613.65 in the case of Mr. LeBlanc as of December 31, 2006), except that if payment of benefits under the plan had already commenced, the benefit shall be limited to the remaining account balance. Generally, the specified dollar amount is adjusted each year to correspond to the account balance at the applicable time, so that the specified dollar amount for Mr. LeBlanc as of December 31, 2006 is equal to his account balance under the plan as of December 31, 2006.

Change of Control Arrangements

The Company has no contracts, agreements, plans or arrangements that provide severance benefits to the Named Officers if they terminate employment prior to a change in control. The Named Officers do have the same rights as other employees to receive benefits they have earned under the Company’s broad-based benefit programs, such as their vested account balances under the Company’s 401(k) plan and earned but unused vacation.

Certain of our executive officers, Messrs. Bachmann, Gobe, Peper and Woodall, have entered into a Change of Control Severance Agreement (“Severance Agreement”) with the Company. Messrs. Bachmann, Gobe and Peper entered into their respective agreements in March 2005 and Mr. Woodall entered into his Severance Agreement concurrently with his joining the Company in August 2006. Each Severance Agreement expires on March 28, 2008. In addition, the Company has a Change of Control Severance Plan (the “Severance Plan” and, together with the Severance Agreements, the “Severance Program”) for certain key employees, including Messrs. Dykes and LeBlanc. The Severance Plan may be amended or terminated by the Board of Directors in its sole discretion prior to the occurrence of a change of control of the Company.

The Severance Program provides that, upon the occurrence of a change of control, all equity awards granted to participants will become fully vested, all stock options will become fully exercisable and all restrictions on restricted shares and restricted share units will lapse. With respect to performance shares or other awards contingent on satisfaction of performance measures, the performance cycle will end as of the date of the change of control, and the participant will vest in the number of shares that would have been earned if the performance cycle had ended as of the end of the period covered by the most recently issued year-end financial statement plus such additional number of shares as the Compensation Committee of the Board of Directors shall determine in respect of any period of the performance cycle not covered by such year-end statement. In addition, participants in the Severance Program are entitled to receive certain benefits in the event of certain terminations of employment for “good reason” (including terminations by the participant following certain changes in duties, benefits, etc. that are treated as involuntary terminations) occurring within two years after a change of control. An eligible participant would be entitled to receive between one and three times the sum of (i) the participant’s annual rate of base salary for the year of termination and (ii) the participant’s average annual bonus from the Company for the three calendar years preceding the calendar year in which such termination of employment occurs (or, if the participant was employed for less than three years, the greater of the average annual bonus for all of the calendar years such individual was employed and the target bonus for the calendar year of termination). Messrs. Bachmann, Gobe, Peper and Woodall are entitled to receive three times, and Messrs. Dykes and LeBlanc are entitled to receive two times, the sum described in the preceding sentence. Payments are to be paid in a lump sum in cash within 30 days following termination.

In addition, participants who become entitled to severance benefits will continue to receive medical, dental and life insurance benefits in existence at the time of the change of control for a specified period of time (18 months for our executive officers), provided that the participant continues to pay the same portion of the required premium for such coverage as was required prior to termination. In the case of a participant who becomes entitled to severance benefits, if the participant has not, by the time of his or her termination of employment, received a bonus for the calendar year before the calendar year of termination of employment, the participant will receive a bonus for that year in an amount equal to his or her target bonus opportunity for that year. If any payments are subject to the excise tax on “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, payments to the participant will be reduced until no amount payable to the participant would constitute an “excise parachute payment,” provided that no such reduction will be made if the net after-tax payment to which the participant would otherwise be entitled without such reduction would be greater than the net after-tax payment, in each case, after taking into account Federal, state, local or other income and excise taxes, to the participant resulting from the receipt of such payments with such reduction.

For purposes of the Severance Program, the Key Employee Retention Plan and awards under the 2006 Long Term Stock Incentive Plan and the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors, a change of control generally includes any of the following events: (i) an acquisition by any person of 25% or more of the securities entitled to vote in the election of directors, (ii) the current directors, or their approved successors, no longer constitute a majority of the Board of Directors, (iii) a merger or similar transaction is consummated which results in the holders of our Common Stock owning 50% or less of the surviving or transferee entity’s securities entitled to vote generally in the election of directors or (iv) approval of a plan of liquidation or disposition of all or substantially all of our assets.

Potential Payments Upon Termination or Change in Control

The following table shows the amounts that would be payable to our Named Officers pursuant to the Severance Program, assuming there was a change of control as of December 31, 2006 and a termination of employment occurred on December 31, 2006 qualifying the Named Officer for the benefits under the Severance Program:

Name	Lump Sum Severance Payment ($)	Continuation of Medical, Dental and Life Insurance Benefits ($)(1)	Accelerated Vesting of Stock Options ($)(2)	Accelerated Vesting of Restricted Shares and Restricted Share Units ($)(3)	Accelerated Vesting of Performance Shares ($)(4)	Total ($)
Richard A. Bachmann	3,335,000	21,078	816,380	628,815	1,789,937	6,891,210

Philip A. Gobe	1,559,250	16,705	283,581	1,277,044	353,406	3,629,216

John H. Peper	1,212,970	16,136	222,229	147,277	300,232	1,987,108

Timothy R. Woodall	1,162,500	16,237	620,000	732,600	—	2,570,295

T. Rodney Dykes	664,400	15,963	138,925	86,569	265,791	1,243,727

Joseph H. LeBlanc	447,581	15,589	—	440,781	—	947,451

(1)	The value shown for the continuation of medical and dental benefits is the aggregate amount of the COBRA cost (determined as of December 29, 2006) to provide the benefits minus the Named Officer’s required contribution (determined as of December 29, 2006). The value shown for the continuation of life insurance benefits is the aggregate amounts of the life insurance premiums to provide the benefits at the rate in effect as of December 31, 2006.
(2)	The value of the accelerated vesting of the stock options is based on the positive difference, if any, between the closing price of the Company’s Common Stock of $24.42 on December 29, 2006, as reported by the New York Stock Exchange, and the exercise price of such options.
(3)	The value of the Company’s common stock utilized for purposes of this table was the closing price on December 29, 2006. The closing price of the Company’s common stock on December 29, 2006, as reported by the New York Stock Exchange, was $24.42.
(4)	The value of the accelerated vesting of performance shares was computed by determining the vesting as if the performance cycle had ended on December 31, 2005 and valuing the shares that would have vested utilizing the closing price of the Company’s common stock on December 29, 2006. The closing price of the Company’s common stock on December 29, 2006, as reported by the New York Stock Exchange, was $24.42.

The above table does not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment such as 401(k) plan vested benefits and earned but unused vacation. The above table also does not include Mr. LeBlanc’s account balance under the Company’s Key Executive Retention Plan which would become vested and payable upon a change of control. The terms of the Key Employee Retention Plan are described following the Fiscal 2006 Nonqualified Deferred Compensation Table, and Mr. LeBlanc’s account balance as of December 31, 2006 is set forth in that table.

As stated above, under the Severance Program, in the event of a change of control, all stock options will become fully exercisable, all restrictions on restricted shares and restricted share units will lapse, and performance shares will vest as if the performance cycle had ended as of the end of the period covered by the most recently issued year-end financial statement, plus such additional number of shares as the Compensation Committee of the Board of Directors shall determine in respect of any period of the performance cycle not covered by such year-end statement. All of the outstanding stock options, restricted shares, restricted share units and performance shares contain the respective provisions to that effect. Termination of employment in a qualifying termination is not a condition for such benefits. Thus, if a change of control were to occur, the Named Officers would receive the benefit of the accelerated vesting of stock options, restricted shares, restricted share units and performance shares as shown in the above table even if the Named Officer’s employment does not terminate. Pursuant to the terms of outstanding stock options, in the event of a change of control, such options would remain exercisable until the expiration of their 10-year term. Under the terms of outstanding restricted shares, restricted share units and performance shares, in the absence of a change of control, such awards would be forfeited in the event of a termination of employment for any reason. Under the terms of outstanding stock options, in the absence of a change of control, the following rules would apply upon a termination of employment: (i) in the case of a termination for any reason other than death, disability or retirement (defined to mean a voluntary termination on or after age 55 with at least 5 years of service), unvested options would be forfeited and vested options would remain exercisable for 30 days following termination of employment (but not beyond their expiration date), and (ii) in the case of a termination by reason of death, disability or retirement, options would continue to vest through December 31st of the year of termination of employment, unvested options would be forfeited as of such December 31st, and vested options would remain exercisable for 3 years following termination of employment (but not beyond their expiration date).

Fiscal 2006 Director Compensation

The table below sets forth cash and equity compensation paid to our non-employee directors in Fiscal 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
John C. Bumgarner, Jr.	62,000	116,365	65,839	244,204

Jerry D. Carlisle	82,500	93,448	65,839	241,787

Harold D. Carter	78,500	88,448	65,839	232,787

Enoch L. Dawkins	70,000	85,948	65,839	221,787

Dr. Norman C. Francis	71,000	94,865	65,839	231,704

Robert D. Gershen	56,000	100,532	65,839	222,371

William R. Herrin, Jr.	61,000	100,532	65,839	227,371

William O. Hiltz	51,000	100,532	65,839	217,371

John G. Phillips	77,500	88,448	65,839	231,787

(1)

Amounts reflect compensation cost recorded in the 2006 consolidated financial statements for each named individual and include grants made in previous years for which compensation expense is required to be recognized in accordance with Statement of Financial Standards No. 123 (R) “Share-Based Payment” (“Statement 123R”). As of December 31, 2006 outstanding stock awards were 3,000 restricted share units for each director granted under our Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors. Messrs. Bumgarner, Gershen and Hiltz and Dr. Francis, respectively, also have 15,819, 1,780, 4,314 and 1,993 phantom shares accrued for under our Stock and Deferral Plan for Non-Employee Directors. The grant date fair value of restricted share unit awards made to all directors in 2006 was $26.95 per share as computed in accordance with Statement 123R. Please refer to footnotes 2(j) and 14 in our consolidated financial statements filed on Form 10-K for the year ended December 31, 2006 for a discussion of the assumptions used in computing the grant date fair value of stock based compensation awards. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that might be realized by the named individuals.

(2)	Amounts reflect compensation cost recorded in the 2006 consolidated financial statements for each named individual and include grants made in previous years for which compensation expense is required to be recognized in accordance with Statement 123R. As of December 31, 2006 there were 31,500 shares of Common Stock underlying options granted under our Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors to each of Messrs. Bumgarner, Carter, Gershen and Phillips, respectively, 21,500 to Mr. Carlisle, 11,500 to each of Dr. Francis and Mr. Herrin, 15,500 to Mr. Hiltz and 17,500 to Mr. Dawkins. The grant date fair value of stock option awards made to all directors in 2006 was $11.42 per share as computed in accordance with Statement 123R. Please refer to footnotes 2(j) and 14 in our consolidated financial statements filed on Form 10-K for the year ended December 31, 2006 for a discussion of the assumptions used in computing the grant date fair value of stock based compensation awards. These amounts reflect the Company’s accounting expense for these awards and do not correspond to the actual value that might be realized by the named individuals.

Non-employee directors receive an annual retainer of $30,000 ($40,000 commencing with the 2007 Annual Meeting) and meeting fees of $2,000 for each Board meeting, and $1,500 for each committee meeting, attended (even if held on the same date). The Chairman of the Audit Committee receives an additional $15,000 per year, each other Audit Committee member receives an additional $5,000 per year and the Chairman of each of the Compensation Committee and the Nominating & Governance Committee receives an additional $10,000 per year. Meeting fees are paid in cash. Retainer fees are paid in shares of Common Stock (valued at fair market value); provided that a director may elect to receive up to 50% of such retainer fees in cash. Directors may defer all or a portion of their retainer and meeting fees. Directors are also reimbursed for their reasonable expenses in connection with attending Board of Director meetings and other Company events.

Our Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors provides for grants of stock options and restricted share units to members of the Board of Directors who are not employees of the Company or any subsidiary. The size of any grants of stock options and restricted share units to non-employee directors, including to new directors, will be determined annually, based on the analysis of an independent compensation consultant. Based on such analysis, the Compensation Committee recommended, and the Board approved, the grant of 4,000 restricted stock units to each non-employee director on the date of the 2007 Annual Meeting. Restricted share units become 100% vested on the first anniversary of the date of grant provided the eligible director continues as a director of the Company throughout that one-year period. Prior to the first anniversary of the date of grant, an eligible director shall be vested in the pro rata number of restricted share units based on the number of days during that year that the eligible director served. The total number of shares of our Common Stock that may be issued under the plan is 500,000, subject to adjustment in the case of certain corporate transactions and events.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006, with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighed Average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Grant Under Equity Compensation Plans
Equity compensation plans approved by stockholders (3)	2,283,823	12.29	2,662,285
Equity compensation plans not approved by stockholders	—	—	—

(1)	Comprised of 1,239,345 shares subject to issuance upon the exercise of options, 331,190 shares reserved for issuance as performance shares and 713,288 shares to be issued upon the lapsing of restrictions associated with restricted share units.
(2)	Restricted share units and performance shares do not have an exercise price; therefore this only reflects the option exercise price.
(3)	Shares authorized for issuance under the 2006 Long Term Stock Incentive Plan. Awards granted as options and stock appreciation rights count against the number authorized for issuance as one share for each one share granted. Awards other than options and stock appreciation rights count against the number authorized for issuance as 1.5 shares for each one share granted.

Ownership of Common Stock By Management and Certain Beneficial Owners

The following table shows the number of shares of Common Stock beneficially owned by each director; by the Company’s principal executive officer, principal financial officers and by the three other executive officers of the Company; by all directors and executive officers as a group; and by such persons known to the Company to own beneficially more than five (5%) of the outstanding Common Stock of the Company.

The information set forth below is as of April 18, 2007 and is based upon information supplied or confirmed by the named individuals:

Beneficial Owner	Common Shares	Percent of Common Shares (1)
Richard A. Bachmann (2)	3,050,766	7.5
John C. Bumgarner, Jr. (3)	67,964	*
Jerry D. Carlisle (4)	32,442	*
Harold D. Carter (3)	57,270	*
Enoch L. Dawkins (5)	24,839	*
T. Rodney Dykes (6)	87,809	*
Dr. Norman C. Francis (7)	18,379	*
Robert D. Gershen (3)	59,795	*
Phillip A. Gobe (8)	92,464	*
William R. Herrin, Jr. (7)	21,821	*
William O. Hiltz (9)	124,814	*
Joseph H. LeBlanc (10)	41,807	*
John H. Peper (11)	248,322	*
John G. Phillips (3)	54,828	*
Timothy R. Woodall (12)	355	*
All directors and executive officers as a group (15 persons)	3,983,676	9.6
Farallon Capital Partners, L.P. (13)	2,550,000	6.3

*	Represents beneficial ownership of less than 1%.
(1)	Percentage ownership of a holder or class of holders is calculated by dividing (1) the number of shares of Common Stock, including restricted shares, outstanding attributed to such holder or class of holders, as the case may be, plus the total number of shares of Common Stock underlying options exercisable and restricted share units that vest within sixty days from April 18, 2007, by (2) the total number of shares of Common Stock outstanding plus the total number of shares of Common Stock underlying options exercisable and restricted share units that vest within sixty days from April 18, 2007 but not Common Stock underlying such securities held by any other person.
(2)	Includes 930,898 shares of Common Stock pledged to support obligations incurred in five separate transactions under Forward Purchase Agreements entered into with Citigroup. Mr. Bachmann retains voting rights with respect to these shares. The number of shares to be delivered commencing in June 2007 pursuant to such agreements will be based on the market price of the Company’s Common Stock and will not exceed 930,898 shares. Mr. Bachmann has the right to deliver cash instead of shares of Common Stock. Also includes (i) 431,977 shares of Common Stock underlying options granted to Mr. Bachmann under our 2006 Long Term Stock Incentive Plan, which may be exercised within 60 days from April 18, 2007, (ii) 2,579 shares of Common Stock beneficially owned by Mr. Bachmann and held in trust by the Energy Partners, Ltd. 401(k) Plan and (iii) 1,500 shares beneficially owned by Mr. Bachmann’s wife. The address for Mr. Bachmann is Energy Partners, Ltd., 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana 70170.
(3)	Includes 31,500 shares of Common Stock underlying options exercisable, and 3,000 restricted share units vesting, within 60 days of April 18, 2007 granted under our Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors to each of Messrs. Bumgarner, Carter, Gershen and Phillips. Also includes 15,819 and 1,993 phantom shares accrued for Messrs. Bumgarner and Gershen under our Stock and Deferral Plan for Non-Employee Directors.
(4)	Includes 21,500 shares of Common Stock underlying options exercisable, and 3,000 restricted share units vesting, within 60 days of April 18, 2007 granted to Mr. Carlisle under our Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors. Includes 500 shares of Common Stock beneficially owned by Mr. Carlisle’s wife of which Mr. Carlisle disclaims beneficial ownership.

(5)	Includes 17,500 shares of Common Stock underlying options exercisable, and 3,000 restricted share units vesting, within 60 days of April 18, 2007 granted to Mr. Dawkins under our Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors.
(6)	Includes 73,947 shares of Common Stock underlying options exercisable within 60 days of April 18, 2007 granted to Mr. Dykes under our 2006 Long Term Stock Incentive Plan. Also includes 1,985 shares of Common Stock beneficially owned by Mr. Dykes and held in trust by the Energy Partners, Ltd. 401(k) Plan.
(7)	Includes 11,500 shares of Common Stock underlying options exercisable, and 3,000 restricted share units vesting, within 60 days of April 18, 2007 granted under our Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors to each of Dr. Francis and Mr. Herrin. Also includes 1,780 phantom shares accrued for Dr. Francis under our Stock and Deferral Plan for Non-Employee Directors.
(8)	Includes 88,605 shares of Common Stock underlying options exercisable within 60 days of April 18, 2007 granted to Mr. Gobe under our 2006 Long Term Stock Incentive Plan. Also includes 1,279 shares of Common Stock beneficially owned by Mr. Gobe and held in trust by the Energy Partners, Ltd. 401(k) Plan.
(9)	Includes 15,500 shares of Common Stock underlying options exercisable, and 3,000 restricted share units vesting, within 60 days of April 18, 2007 granted under our Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors to Mr. Hiltz, and 4,314 phantom shares accrued for Mr. Hiltz under our Stock and Deferral Plan for Non-Employee Directors.
(10)	Includes 27,700 shares of Common Stock underlying options exercisable within 60 days of April 18, 2007 granted to Mr. LeBlanc under our 2006 Long Term Stock Incentive Plan. Also includes 1,456 shares of Common Stock beneficially owned by Mr. LeBlanc and held in trust by the Energy Partners, Ltd. 401(k) Plan.
(11)	Includes 150,857 shares of Common Stock underlying options exercisable within 60 days of April 18, 2007 granted to Mr. Peper under our 2006 Long Term Stock Incentive Plan. Also includes 1,804 shares of Common Stock beneficially owned by Mr. Peper and held in trust by the Energy Partners, Ltd. 401(k) Plan. Also includes 81,816 shares of Common Stock pledged in a margin account held by Mr. Peper.
(12)	Shares of Common Stock beneficially owned by Mr. Woodall and held in trust by the Energy Partners, Ltd. 401(k) Plan.
(13)	Pursuant to a Schedule 13G filed March 13, 2007 by Farallon Capital Management, L.L.C., which reported that Chun R. Ding, William F. Duhamel, Richard B. Fried, Monica R. Landry, Douglas M. MacMahon, William F. Mellin, Stephen L. Millham, Jason E. Moment, Rajiv A. Patel, Derek C. Schrier, Thomas F. Steyer and Mark C. Wehrly had shared voting and dispositive power over 2,550,000 shares; Farallon Partners, L.L.C., had shared voting and dispositive power over 1,300,500 shares; Farallon Capital Management, L.L.C., had shared voting and dispositive power over 1,249,500 shares; Farallon Capital Partners, L.P., had shared voting and dispositive power over 586,800 shares; Farallon Capital Institutional Partners, L.P., had shared voting and dispositive power over 231,600 shares; Farallon Capital Offshore Investors II, L.P., had shared voting and dispositive power over 412,000 shares; Farallon Capital Institutional Partners II, L.P., had shared voting and dispositive power over 37,200 shares; Farallon Capital Institutional Partners III, L.P., had shared voting and dispositive power over 19,400 shares; and Tinicum Partners, L.P., had shared voting and dispositive power over 13,500 shares. Farallon’s address is One Maritime Plaza, Suite 2100, San Francisco, CA 94111.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Any proposed related party transactions are submitted to the Board of Directors for approval. In 2006, the Company did not engage in any transaction with a related person in which the amount involved exceeded $120,000, other than the item discussed below.

Mr. Hiltz is a senior managing director of Evercore Group L.L.C., an affiliate of one of EPL’s financial advisors. Evercore provided financial advisory services to the Company in connection with the merger agreement with Stone Energy Corporation that was subsequently terminated, the offer to purchase all of the Company’s stock made by Woodside Petroleum, Ltd. and the Company’s exploration of strategic alternatives. Evercore received fees of $1.6 million in 2006 in connection with financial advisory services related to the Stone merger agreement and the offer from Woodside. In addition, inclusive of $2.3 million accrued during 2006, the Company has committed to pay an additional $7.0 million due to Evercore upon the earlier of the consummation of a transaction resulting from the Company’s exploration of strategic alternatives or September 5, 2007.

Independence Determinations

Under the Company’s Corporate Governance Guidelines, a majority of the Board must be comprised of directors who are independent under the rules of the New York Stock Exchange (“NYSE”). No director will be deemed to be independent unless the Board affirmatively determines that the director has no material relationship with the Company, either directly or as an officer, stockholder or partner of an organization that has a relationship with the Company. The Board observes all criteria established by the NYSE and other governing laws and regulations. In its review of director independence, the Board of Directors considers all relevant facts and circumstances, including without limitation, all commercial, banking, consulting, legal, accounting, charitable or other business relationships any director may have with the Company. The Board has adopted categorical standards to assist it in making determinations of independence for directors.

The Board has determined that each of Messrs. Bumgarner, Carlisle, Carter, Gershen, Herrin, Hiltz and Phillips and Dr. Francis is independent. In making its determination, in addition to the matter described under “Certain Relationships and Related Transactions,” the Board considered that Mr. Phillip’s daughter is a non-executive employee of the Company whose compensation does not exceed the limits of the Company’s categorical standards or the NYSE rules. Mr. Bachmann was determined to be not independent because he is our chief executive officer. Mr. Gobe was determined to be not independent because he is our president and chief operating officer. Mr. Dawkins was determined to be not independent because one of his immediate family members (as defined in the NYSE rules) is a consulting principal of KPMG LLP, our independent registered public accountant.

Item 14.	Principal Accountant Fees and Services

Fees Billed to the Company by KPMG LLP During Fiscal Years Ended December 31, 2006 and 2005

Audit Fees. Audit fees (including expenses) billed (or billable) to the Company by KPMG LLP with respect to fiscal 2006 and fiscal 2005 were $605,000 and $460,000, respectively. 2006 audit fees include (i) integrated audit services — $475,000; and (ii) registration statements — $130,000. 2005 audit fees include (i) integrated audit services — $450,000; and (ii) registration statements — $10,000.

Audit-Related Fees. Audit-related fees (including expenses) billed (or billable) to the Company by KPMG LLP with respect to fiscal 2006 and fiscal 2005 were $0 and $15,500, respectively. Such fees in 2005 were in connection with the Company’s benefit plan audit.

Tax Fees. There were no tax fees (including expenses) billed by KPMG LLP with respect to fiscal 2006 or fiscal 2005.

All Other Fees. There were no other fees (including expenses) billed by KPMG LLP with respect to fiscal 2006 and fiscal 2005.

The Audit Committee believes that the foregoing expenditures are compatible with maintaining the independence of the Company’s public accountants. The Audit Committee pre-approved all such audit and non-audit services by our independent registered public accountants during 2006.

Audit Committee Pre-Approval Procedures

The Audit Committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by the independent registered public accountants. The Audit Committee will annually review and pre-approve the audit, review and attest services to be provided during the next audit cycle by the independent registered public accountants and may annually review and pre-approve permitted non-audit services to be provided during the next audit cycle by the independent registered public accountants. To the extent practicable, the Audit Committee will also review and approve a budget for such services. Services proposed to be provided by the independent registered public accountants that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee or its designated subcommittee. Additionally, fees for previously approved services that are expected to exceed the previously approved budget must also be pre-approved by the Audit Committee or its designated subcommittee. All requests or applications for the independent registered public accountants to provide services to the Company shall be submitted to the Audit Committee or its designated subcommittee by the Chief Financial Officer or Controller and must address whether, in his or her view, the request or application is consistent with applicable laws, rules and regulations relating to auditor independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

Exhibit Number		Title
3.1	—	Restated Certificate of Incorporation of Energy Partners, Ltd., dated as of November 16, 1999 (incorporated by reference to Exhibit 3.1 to EPL’s registration statement on Form S-1 (File No. 333-42876)).

3.2	—	Amendment to Restated Certificate of Incorporation of Energy Partners, Ltd., dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL’s registration statement on Form S-1 (File No. 333-42876)).

3.3	—	Certificate of Elimination of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Stock of Energy Partners, Ltd. (incorporated by reference to Exhibit 4.2 of EPL’s Form 8-K filed January 22, 2002).

3.4	—	Certificate of Elimination of the Series D Exchangeable Convertible Preferred Stock of Energy Partners, Ltd. (incorporated by reference to EPL’s Form 10-K filed February 27, 2006).

3.5	—	Amended and Restated Bylaws of Energy Partners, Ltd. (incorporated by reference to Exhibit 3.1 to EPL’s Form 8-K filed September 14, 2006 (File No. 333-42876)).

3.6	—	Amendment to Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of May 5, 2006 (incorporated by reference to Exhibit 3.1 to EPL’s Form 10-Q filed May 9, 2006).

4.1	—	Indenture, dated as of April 23, 2007, among Energy Partners, Ltd., the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to EPL’s Form 8-K filed April 26, 2007).

10.1	—	Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to EPL’s proxy statement on Form 14A filed April 4, 2005 (File No. 001-16179)).

Exhibit Number		Title
10.2	—	Purchase and Sale Agreement by and between Ocean Energy, Inc. and Energy Partners, Ltd. dated as of January 26, 2000 (incorporated by reference to Exhibit 10.18, to EPL’s registration statement on Form S-1 (File No. 333-42876)).

10.3	—	Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to EPL’s proxy statement on Form 14A filed March 27, 2002).

10.4	—	Purchase and Sale Agreement, dated as of December 16, 2004, between Castex Energy 1995, L.P., Castex Energy, Inc., the Company and EPL of Louisiana, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 16, 2004).

10.5	—	Exploration Agreement, dated as of December 16, 2004, between Castex Energy 1995, L.P., Castex Energy, Inc., the Company and EPL of Louisiana, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated December 16, 2004).

10.6	—	Offer Letter of Mr. Phillip A. Gobe, dated October 19, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 25, 2004.

10.7	—	First Amendment to Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of EPL’s Form 10-Q filed August 5, 2004).

10.8	—	Form of Nonqualified Stock Option Grant under the Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of EPL’s Form 10-Q filed August 5, 2004).

10.9	—	Form of Restricted Share Unit Agreement under the Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of EPL’s Form 10-Q filed August 5, 2004).

10.10	—	Energy Partners, Ltd. Change of Control Severance Plan (incorporated by reference to Exhibit 10.2 of the EPL’s Form 8-K filed March 30, 2005).

10.11	—	Energy Partners, Ltd. Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the EPL’s Form 8-K filed March 30, 2005).

10.12	—	Form of Performance Share Agreement under the Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of EPL’s Form 8-K filed March 30, 2005).

10.13	—	Form of Stock Option Grant under the Energy Partners, Ltd. 2000 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.5 of EPL’s Form 10-Q filed August 5, 2004).

10.14	—	Credit Agreement dated April 23, 2007 (incorporated by reference to Exhibit 10.2 of EPL’s Form 8-K filed April 26, 2007).

Exhibit Number		Title
10.15	—	Offer Letter of Mr. Timothy Woodall, dated July 11, 2006 (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on August 22, 2006).

10.16	—	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on September 14, 2006).

10.17	—	Form of First Amendment to Change of Control Severance Agreement (incorporated by reference to Exhibit 10.2 to EPL’s Form 8-K filed on September 14, 2006).

10.18	—	First Amendment to Energy Partners, Ltd. Change of Control Severance Plan dated September 13, 2006 (incorporated by reference to Exhibit 10.3 to EPL’s Form 8-K filed on September 14, 2006).

10.19	—	2006 Long Term Stock Incentive Plan (incorporated by reference to EPL’s proxy statement on Form 14A filed April 5, 2006).

10.20	—	Energy Partners, Ltd. Long Term Stock Incentive Plan Restricted Share Unit Agreement (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

10.21	—	Registration Rights Agreement dated April 23, 2007 (incorporated by reference to Exhibit 10.1 of EPL’s Form 8-K filed April 26, 2007)

21.1	—	Subsidiaries of Energy Partners, Ltd. (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

23.1	—	Consent of KPMG LLP. (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

23.2	—	Consent of Netherland, Sewell & Associates, Inc. (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

23.3	—	Consent of Ryder Scott Company, L.P. (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

31.1	—	Rule 13a-14a(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Energy Partners, Ltd. (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

31.2	—	Rule 13a-14a(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd. (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

31.3*	—	Rule 13a-14a(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Energy Partners, Ltd.

31.4*	—	Rule 13a-14a(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

32.0	—	Section 1350 Certifications. (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

99.1	—	Report of Independent Petroleum Engineers dated as of February 16, 2006 (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

99.2	—	Report of Independent Petroleum Engineers dated as of February 14, 2006 (incorporated by reference to EPL’s Form 10-K filed March 1, 2007)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report on Form 10K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY PARTNERS, LTD.

By:	/s/ Richard A. Bachmann
Richard A. Bachmann Chairman and Chief Executive Officer