Form 10-Q
period 2007-06-30
ENERGY PARTNERS LTD
filed 2007-08-08
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 2, 2007, there were 31,752,786 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

Item 1.	FINANCIAL STATEMENTS

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,837	$3,214
Trade accounts receivable	70,802	74,132
Fair value of commodity derivative instruments	1,661	—
Other receivables	1,923	58,269
Deferred tax assets	1,362	1,387
Prepaid expenses	3,795	3,570

Total current assets	87,380	140,572
Property and equipment, at cost under the successful efforts method of accounting for oil and natural gas properties	1,453,649	1,527,304
Less accumulated depreciation, depletion and amortization	(641,171)	(680,845)

Net property and equipment	812,478	846,459
Other assets	14,753	13,029
Deferred financing costs — net of accumulated amortization of $331 in 2007 and $6,302 in 2006	10,705	3,785

	$925,316	$1,003,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,381	$47,154
Accrued expenses	116,048	133,198
Fair value of commodity derivative instruments	382	1,552

Total current liabilities	143,811	181,904
Long-term debt	474,501	317,000
Deferred tax liabilities	61,003	62,451
Asset retirement obligation	69,238	68,767
Fair value of commodity derivative instruments	938	—
Other	1,554	1,453

	751,045	631,575
Stockholders’ equity:
Preferred stock, $1 par value. Authorized 1,700,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share. Authorized 100,000,000 shares; issued and outstanding: 2007 – 43,918,713 shares; 2006 – 42,501,726 shares	440	425
Additional paid-in capital	369,973	365,313
Accumulated other comprehensive loss — net of deferred taxes of $561 in 2007 and $558 in 2006	(995)	(994)
Retained earnings	62,393	64,966
Treasury stock, at cost. 2007 — 12,180,486 shares; 2006 — 3,479,814 shares	(257,540)	(57,440)

Total stockholders’ equity	174,271	372,270
Commitments and contingencies

	$925,316	$1,003,845

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Oil and natural gas	$121,584	$121,080	229,986	$230,204
Other	82	154	143	221

	121,666	121,234	230,129	230,425

Costs and expenses:
Lease operating	17,437	17,121	34,186	29,486
Transportation expense	606	563	1,065	811
Taxes, other than on earnings	2,199	2,191	5,069	5,186
Exploration expenditures, dry hole costs and impairments	37,375	22,783	59,176	42,379
Depreciation, depletion and amortization	44,053	47,481	91,973	95,719
Accretion	1,103	2,151	2,203	1,058
General and administrative	13,507	12,281	35,902	24,737
Gain on insurance recoveries	—	—	(8,084)	—
(Gain) loss on sale of assets	(7,020)	1,345	(7,020)	419
Other	(8)	1,459	(8)	1,458

Total costs and expenses	109,252	107,375	214,462	201,253

Business interuption recovery	—	10,594	9,084	23,283
Income from operations	12,414	24,453	24,751	52,455

Other income (expense):
Interest income	390	473	570	752
Interest expense	(13,629)	(5,199)	(20,386)	(10,283)
Unrealized gain on derivative instruments	1,907	—	1,907	—
Loss on early extinguishment of debt	(10,838)	—	(10,838)	—

	(22,170)	(4,726)	(28,747)	(9,531)

Income (loss) before income taxes	(9,756)	19,727	(3,996)	42,924
Income taxes	3,486	(7,142)	1,422	(15,536)

Net income (loss)	(6,270)	12,585	(2,574)	27,388

Basic earnings (loss) per share	$(0.18)	$0.33	(0.07)	$0.72

Diluted earnings (loss) per share	$(0.18)	$0.31	(0.07)	$0.68

Weighted average common shares used in
Computing earnings (loss) per share:
Basic	34,581	38,315	37,364	38,185
Incremental common shares
Stock options	—	218	—	248
Warrants	—	1,715	—	1,829
Restricted share units	—	309	—	246
Performance shares	—	11	—	—

Diluted	34,581	40,568	37,364	40,508

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,574)	$27,388
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	94,176	96,777
(Gain) Loss on sale of assets	(7,020)	2,830
Non cash-based compensation	4,604	4,914
Non cash loss on early extinguishment of debt	3,398	—
Deferred income taxes	(1,423)	15,819
Exploration expenditures	51,788	32,856
Amortization of deferred financing costs	565	493
Unrealized gain on derivative contracts	(1,907)	—
Gain on insurance recoveries	(8,084)	—
Other	830	795
Changes in operating assets and liabilities:
Trade accounts receivable	3,330	(1,696)
Other receivables	56,346	(24,156)
Prepaid expenses	(225)	968
Other assets	(1,715)	332
Accounts payable and accrued expenses	(24,521)	18,102
Other liabilities	(264)	(492)

Net cash provided by operating activities	167,304	174,930

Cash flows used in investing activities:
Deposit on acquisition	—	(43,920)
Insurance recoveries for property, plant and equipment	19,574	—
Property acquisitions	(1,115)	(14,163)
Exploration and development expenditures	(195,509)	(146,544)
Other property and equipment additions	(459)	(334)
Proceeds from sale of oil and natural gas assets	67,543	—

Net cash used in investing activities	(109,966)	(204,961)

Cash flows provided by (used in) financing activities:
Deferred financing costs	(10,882)	(627)
Repayments of long-term debt	(445,499)	(30,109)
Proceeds from long-term debt	603,000	65,000
Purchase of shares into treasury	(200,100)	—
Exercise of stock options and warrants	766	1,857

Net cash provided by (used in) financing activities	(52,715)	36,121

Net increase in cash and cash equivalents	4,623	6,090
Cash and cash equivalents at beginning of period	3,214	6,789

Cash and cash equivalents at end of period	$7,837	$12,879

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

The financial information as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) MERGERS, ACQUISITIONS AND DIVESTITURES

On June 22, 2006, the Company entered into an agreement and plan of merger (the Merger Agreement) with Stone Energy Corporation (Stone), pursuant to which EPL Acquisition Corp. LLC, a wholly-owned subsidiary of the Company, would acquire all of the shares of Stone for a combination of cash and stock valued at approximately $2.1 billion. Prior to entering into the Merger Agreement, Stone terminated its then existing merger agreement with Plains Exploration and Production Company (Plains) on the same day. As required under the terms of the terminated merger agreement between Stone and Plains, Plains was entitled to a termination fee of $43.5 million, which was advanced by the Company to Plains and was included in other assets in the Consolidated Balance Sheet at June 30, 2006. On August 28, 2006, Woodside Petroleum, Ltd. (Woodside) announced its intention to commence a tender offer (the Woodside Tender Offer), through its U.S. subsidiary ATS Inc., for all of the Company’s outstanding shares of common stock for $23.00 per share subject to, among other conditions, the Company’s stockholders voting down the proposed Stone acquisition. The Woodside Tender Offer was commenced on August 31, 2006. On September 14, 2006, the Company announced that, on September 13, 2006, the Company’s board of directors (the Board), after review with its independent financial and legal advisors, rejected as inadequate the unsolicited conditional offer by Woodside and recommended that its stockholders not tender their shares. On October 12, 2006 the Company announced that it had terminated the Merger Agreement with Stone and that the Board had directed the Company, assisted by its financial and legal advisors, to explore strategic alternatives to maximize stockholder value, including the possible sale of the Company. In conjunction with the termination of the Merger Agreement, the Company paid to Stone $8.0 million, which was included in general and administrative expenses in the fourth quarter of 2006. In addition, the $43.5 million termination fee that was advanced to Plains in June 2006 on behalf of Stone was also expensed during 2006 along with other merger and strategic alternatives related costs of $15.0 million.

On March 12, 2007 the Company announced that the Board had concluded its strategic alternatives process. As a result of this process, the Board, with advice from its financial and legal advisors and management, determined to continue with the execution of the Company’s strategic plan, augmented by a self-tender offer for up to 8,700,000 shares of its common stock at $23.00 per share, the refinancing of its bank credit facility and a tender offer for all of its existing $150 million aggregate principal amount of senior notes due 2010 (the Transactions), and the divestment of selected properties following the completion of the Transactions to reduce debt under the Company’s new bank credit facility. In order to fund the Transactions, the Company undertook a private offering of $450 million of senior unsecured notes and entered into a new bank credit facility. The Company has incurred an additional $9.4 million of financial and legal advisory fees in the first half of 2007 related to the exploration of strategic alternatives and the tender offers.

On June 12, 2007, a wholly owned subsidiary of the Company completed its previously announced sale of substantially all of the Company’s onshore South Louisiana assets to Castex Energy 2007, L.P. for $72.0 million in cash. After giving effect to closing adjustments through June 30, 2007, the net cash proceeds received totaled approximately $67.5 million. The Company has used the proceeds to pay down a portion of its revolving credit facility. As of the closing date of June 12, 2007, the estimated proved reserves of the disposed properties were approximately 1.9 Mmboe. The Company recorded a gain of $7.2 million on the sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

In connection with an acquisition in 2002, the Company issued warrants to purchase four million shares of the Company’s common stock. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants became exercisable on January 15, 2003 and expired on January 15, 2007. All remaining warrants were converted in the first quarter of 2007. In addition, former preferred stockholders of the acquired company had the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by the acquired company as of the closing date of the acquisition (the Ring-Fenced Properties) exceeded the net present value discounted at 30%. The potential consideration was determined annually from March 3, 2003 until March 1, 2007. The cumulative percentage remitted to the participants was 20% for the March 3, 2003, 30% for the March 1, 2004, 35% for the March 1, 2005, 40% for the March 1, 2006 and 50% for the March 1, 2007 determination dates. The contingent consideration could have been paid in the Company’s common stock or cash at the Company’s option (with a minimum of 20% in cash) and in no event could exceed a value of $50 million. The Company capitalized, as additional purchase price, all contingent consideration payments all of which were made in cash. As of March 1, 2007, the final determination date, the Company determined that no final payment was due.

(3) COMMON STOCK

On April 23, 2007 the Company completed the equity self-tender offer to purchase 8,700,000 shares of its common stock for $23.00 as a part of the Transactions discussed in Note 2. In addition, in May 2007, the Company acquired 305 shares of its common stock in satisfaction of tax withholding requirements in connection with employee stock incentive award transactions. All of these shares are reflected in treasury stock in the Consolidated Balance Sheets.

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

(5) DERIVATIVE ACTIVITIES

The Company enters into hedging transactions with major financial institutions and others to reduce exposure to fluctuations in the price of oil and natural gas. While the use of these hedging transactions limits the downside risk of adverse price movements, their use also may limit future revenues from favorable price movements. The Company’s Board of Directors has set limitations on the percentage of proved production that the Company can hedge. Crude oil hedges are settled based on the average of the reported settlement prices for West Texas Intermediate crude on the New York Mercantile Exchange (NYMEX) for each month. Natural gas hedges are settled based on the average of the last three days of trading of the NYMEX Henry Hub natural gas contract for each month.

The Company primarily uses financially-settled crude oil and natural gas zero-cost collars and put options to provide floor prices with varying upside price participation. With a zero-cost collar, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the floor price of the collar, and the Company is required to make a payment to the counterparty if the settlement price is above the cap price for the collar. With a put option, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is below the strike price of the put and the Company has no obligations to the counterparty except for the payment of any option premium. On occasion, the Company has incorporated floors and/or collars into its production sales contracts which are settled under conventional marketing terms.

Prior to the second quarter of 2007, all derivative transactions that qualified for hedge accounting under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (Statement 133) as amended by Statement Nos. 137, 138 and 149 were designated on the date the Company entered into the contract as a hedge of the variability in cash flows associated with the forecasted sale of future oil and natural gas production. After-tax changes in the fair value of a hedge that was highly effective and designated and qualified as a cash flow hedge, to the extent that the hedge was effective, was recorded as Accumulated Other Comprehensive Income (OCI) on the consolidated balance sheet until the sale of the hedged oil and natural gas production occurred. Upon the sale of the underlying hedged production, the net after-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

tax change in the fair value of the associated hedging transaction recorded in OCI was reversed and the resulting gain or loss on the settlement of the hedge, to the extent that it was effective, was reported in oil and natural gas revenues in the consolidated statement of operations. If hedge accounting is discontinued prospectively for these existing contracts and the hedging contracts remain in effect they are to be carried at their fair value on the Consolidated Balance Sheet until settlement and all subsequent changes in fair value would be recognized in the Consolidated Statement of Operations for the period in which the change occurs. At March 31, 2007, the Company had a net $1.5 million after-tax loss recorded in OCI.

Effective April 2, 2007, the Company elected to discontinue hedge accounting on its existing contracts and elected not to designate any additional derivative contracts that were entered into subsequent to that date as cash flow hedges under Statement 133. Derivative contracts are carried at their fair value on the consolidated balance sheet as Fair value of commodity derivative instruments and all unrealized gains and losses are recorded in Unrealized gain on derivative instruments in Other income (expense) in the Statement of Operations and realized gains and losses related to contract settlements subsequent to April 2, 2007 will also be recognized in Other income (expense) in the Consolidated Statement of Operations.

The Company had the following derivative contracts as of June 30, 2007:

Natural Gas Positions
Remaining Contract Term	Contract Type	Strike Price ($/Mmbtu)	Volume (Mmbtu)
			Daily	Total
07/07 – 12/07	Collar	$5.00/$8.00	10,000	1,840,000
07/07 – 09/07	Collar	$7.00/$9.40	30,000	2,760,000
08/07 – 9/07	Put	$6.75	30,000	1,830,000
10/07	Put	$6.81	40,000	1,240,000
11/07	Collar	$7.25/$12.63	20,000	600,000
11/07	Put	$7.00	20,000	600,000
12/07 – 03/08	Collar	$6.93/$16.83	35,000	4,270,000
04/08 – 06/08	Collar	$6.50/$11.15	20,000	1,820,000
11/08 – 12/08	Collar	$6.82/$15.38	20,000	1,220,000
01/09 – 03/09	Collar	$6.75/$17.15	10,000	900,000
Crude Oil Positions
Remaining Contract Term	Contract Type	Strike Price ($/Bbl)	Volume (Bbls)
			Daily	Total
07/07	Collar	$55.00/$82.00	1,500	46,500
07/07 – 9/07	Put	$55.00	2,000	184,000
08/07 – 10/07	Collar	$55.00/$84.00	500	46,000
11/07 – 12/07	Collar	$55.00/$83.13	3,000	183,000
01/08 – 06/08	Collar	$55.00/$84.68	3,000	546,000
07/08 – 10/08	Collar	$55.00/$85.65	500	61,500
11/08 – 12/08	Collar	$55.00/$86.80	2,500	152,500
1/09 – 06/09	Collar	$55.00/$87.17	3,000	543,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

Subsequent to June 30, 2007 the Company has entered into the following derivative contracts:

Crude Oil Positions
Remaining Contract Term	Contract Type	Strike Price ($/Bbl)	Volume (Bbls)
			Daily	Total
11/07 – 12/07	Collar	$60.00/$89.00	500	30,500
07/08 – 9/08	Put	$55.00	2,000	184,000

Settlements of derivative contracts did not impact crude oil or natural gas revenues in the three and six month periods ended June 30, 2007. Settlements of hedging contracts did not impact crude oil revenues in the three and six month periods ended June 30, 2006 and reduced natural gas revenues by none and $1.0 million in the three and six month periods ended June 30, 2006, respectively.

The following tables reconcile the change in accumulated other comprehensive income for the six month periods ending June 30, 2007 and 2006.

	Six Months Ended June 30, 2007
	(in thousands)
Accumulated other comprehensive loss as of December 31, 2006—net of taxes of $558		$(994)
Net income	$(2,574)
Other comprehensive income—net of tax
Hedging activities
Reclassification adjustments for settled contracts—net of taxes of $58	107
Changes in fair value of outstanding hedging positions through June 30, 2007—net of taxes of $61	(108)

Total other comprehensive income	(1)	(1)

Comprehensive loss	$(2,575)

Accumulated other comprehensive loss as of June 30, 2007—net of taxes of $561		$(995)

	Six Months Ended June 30, 2006
	(in thousands)
Accumulated other comprehensive loss as of December 31, 2005—net of taxes of $7,098		$(12,619)
Net income	$27,388
Other comprehensive loss—net of tax
Hedging activities
Reclassification adjustments for settled contracts—net of taxes of $(347)	616
Changes in fair value of outstanding hedging positions—net of taxes of $(3,979)	7,074

Total other comprehensive loss	7,690	7,690

Comprehensive income	$35,078

Accumulated other comprehensive loss as of June 30, 2006—net of taxes of $2,772		$(4,929)

The Company will transfer approximately $1.6 million of pretax net deferred losses in accumulated other comprehensive loss as of June 30, 2007 to earnings during the next six months when the forecasted transactions actually occur. The change in the fair value related to these contracts prior to settlement will also be recorded to earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

(6) OIL AND GAS PROPERTIES

Effective July 1, 2005, the Company adopted Financial Accounting Standards Board Staff Position FAS 19-1 “Accounting for Suspended Well Costs” (FSP 19-1). FSP 19-1 amended Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” (Statement 19) to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If both of these requirements are not met, the costs should be expensed. At June 30, 2007, the Company had two projects whose exploratory well costs were suspended, one of which was capitalized for a period greater than one year in the amount of $17.0 million. At June 30, 2006 the Company did not have any projects that were suspended for a period greater than one year.

(7) ASSET RETIREMENT OBLIGATION

Accounting and reporting standards require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the six months ended June 30, 2007.

Six Months Ended June 30, 2007
(in thousands)
December 31, 2006	$68,767
Accretion expense	2,203
Revisions	(600)
Liabilities incurred	707
Liabilities settled	(204)

June 30, 2007	$70,873

At June 30, 2007, and included above, asset retirement obligations required to be settled within the next twelve months of $1.6 million were included in accrued expenses on the Consolidated Balance Sheet.

(8) INDEBTEDNESS

On April 23, 2007 the Company refinanced its bank credit facility with a new $300 million revolving credit facility (the bank credit facility) with an initial availability of $225 million and a borrowing base of $200 million. Concurrently with the sale of assets described in Note 2, the availability under the bank credit facility was automatically reduced to the $200 million borrowing base amount. The bank credit facility is secured by substantially all of the Company’s assets. The bank credit facility permits both prime rate borrowings and London Interbank Offered Rate (LIBOR) borrowings plus a floating spread. The spread will float up or down based on utilization of the bank credit facility. The spread can range from 1.00% to 2.5% above LIBOR and 0% to 0.50% above prime. At June 30, 2007, the Company had $20 million outstanding under the bank credit facility and $180 million available under its borrowing base of $200 million. In addition the Company pays an annual fee on the unused portion of the bank credit facility ranging between 0.25% to 0.50% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require the Company to: (i) maintain a minimum current ratio, as defined by the bank credit facility, of 1.0x, (ii) maintain a minimum Consolidated EBITDAX to interest ratio, as defined by the bank credit facility, of 2.5x, and (iii) maintain a ratio of long-term debt to Consolidated EBITDAX below 3.5x, which decreases to 3.0x after April 1, 2008. The Company was in compliance with the bank credit facility covenants as of June 30, 2007. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1.

On April 23, 2007 the Company completed an offering of $450 million aggregate principal amount of senior unsecured notes (the Senior Unsecured Notes), consisting of $300 million aggregate principal amount of 9.75% Senior Notes due 2014, with interest payable semi-annually on April 15 and October 15 beginning on October 15, 2007, and $150 million aggregate principal amount of Senior Floating Rate Notes due 2013. The interest rate on the Senior Floating Rate Notes for a particular

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

interest period will be an annual rate equal to the three-month LIBOR plus 5.125%. Interest on the Senior Floating Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning in July of 2007. The Company may redeem the Senior Unsecured Notes, in whole or in part, prior to their maturity at specific redemption prices including premiums ranging from 4.875% to 0% from 2011 to 2013 and thereafter for the Fixed Rate Notes and premiums ranging from 2% to 0% from 2008 to 2010 and thereafter for the Floating Rate Notes. The indenture governing the Senior Unsecured Notes contains covenants, including but not limited to a covenant limiting the creation of liens securing indebtedness. The Senior Unsecured Notes are not subject to any sinking fund requirements. In July 2007 the Company filed a registration statement to initiate an exchange offer pursuant to which it will exchange registered senior unsecured notes having substantially identical terms as the privately placed Senior Unsecured Notes.

On May 4, 2007, the Company completed a cash tender offer for its 8.75% Senior Notes due 2010 (the Senior Notes). Approximately $145.5 million of these Senior Notes were repurchased and substantially all of their covenants have been removed.

A loss on early extinguishment of debt for the refinancing of the bank credit facility and the repurchase of the Senior Notes of approximately $10.8 million was recorded during the three and six months ended June 30, 2007. This loss includes the write-off of unamortized deferred financing costs related to the bank credit facility and the Senior Notes as well as the consent fees relating to the tender for the Senior Notes.

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

As a result of these two major hurricanes and three other hurricanes that traversed the Gulf of Mexico and adjacent land areas, nearly all of the Company’s production was shut in at one time or another during the third quarter of 2005 and into 2006. The Company maintained business interruption insurance during this period on its significant properties, including its East Bay field on which recovery of lost revenue continued to accrue until October 2006. Through March 31, 2007, the total business interruption claim on these fields was $62.6 million (all of which had been collected as of that date). In the first quarter of 2007, the Company settled claims related to Hurricanes Katrina and Rita. Reimbursements received in 2007 exceeded repair costs incurred at that time. As of June 30, 2007 there remains $0.3 million deferred to offset hurricane repair expenses still to be incurred. Uninsured expenditures, if any, will be recorded to development costs or production costs as incurred, based on the nature of the expenditure. The timing of future repairs will be affected by equipment availability, design and repair planning and permitting.

(10) INCOME TAXES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

As of January 1, 2007, the Company’s 2003-2006 income tax years remain subject to examination by the Internal Revenue Service, as well as the Louisiana Department of Revenue. In addition, Texas Franchise Tax calendar years 2002-2006 remain subject to examination.

(11) NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement 157 does not require any new fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing what impact Statement 157 may have on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of Statement 157. The Company is currently assessing what impact Statement 159 may have on the Company’s financial position, results of operations or cash flows.

(12) RELATED PARTY

One of the Company’s directors is a senior managing director of Evercore Group L.L.C. (Evercore). Evercore provided financial advisory service to the Company in connection with the Stone transaction, the Woodside offer and the Company’s exploration of strategic alternatives. Evercore received fees of $1.6 million in 2006 in connection with financial advisory services related to the Stone transaction and the consideration of the unsolicited offer from Woodside. In addition, a $7.0 million fee was due to Evercore upon the earlier of the consummation of a transaction or September 5, 2007, of which $2.3 million was accrued during 2006 and the remaining $4.7 million was accrued in the first half of 2007.

(13) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the Senior Unsecured Notes discussed above, all of the Company’s current active subsidiaries (the Guarantor Subsidiaries) jointly, severally and unconditionally guaranteed the payment obligations under the Senior Unsecured Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations and cash flow information for Energy Partners, Ltd. (Parent Company Only) and for the Guarantor Subsidiaries. The Company has not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2007

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,837	$—	$—	$7,837
Accounts receivable	(600)	74,986	—	74,386
Other current assets	5,029	128	—	5,157

Total current assets	12,266	75,114	—	87,380
Property and equipment	1,226,791	226,858	—	1,453,649
Less accumulated depreciation, depletion and amortization	(535,127)	(106,044)	—	(641,171)

Net property and equipment	691,664	120,814	—	812,478
Investment in affiliates	152,020	(162)	(151,858)	—
Notes receivable, long-term	—	221,909	(221,909)	—
Other assets	25,335	123	—	25,458

	$881,285	$417,798	$(373,767)	$925,316

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$140,311	$3,118	$—	$143,429
Fair value of commodity derivative instruments	382	—	—	382

Total current liabilities	140,693	3,118	—	143,811
Long-term debt	474,501	221,909	(221,909)	474,501
Other liabilities	91,820	40,913	—	132,733

	707,014	265,940	(221,909)	751,045

Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	440	98	(98)	440
Additional paid-in capital	369,973	310	(310)	369,973
Accumulated other comprehensive loss	(995)	—	—	(995)
Retained earnings	62,393	151,447	(151,447)	62,393
Treasury stock	(257,540)	—	—	(257,540)

Total stockholders’ equity	174,271	151,858	(151,858)	174,271

	$881,285	$417,798	$(373,767)	$925,316

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

Supplemental Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2007

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue:
Oil and natural gas	$178,021	$51,965	$—	$229,986
Other	2,782	94	(2,733)	143

	180,803	52,059	(2,733)	230,129
Costs and expenses:
Lease operating	19,587	15,664	—	35,251
Taxes, other than on earnings	262	4,807	—	5,069
Exploration expenditures	48,887	10,289	—	59,176
Depreciation, depletion and amortization	76,058	18,118	—	94,176
General and administrative	35,174	8,228	(7,500)	35,902
Gain on insurance recoveries	(8,084)	—	—	(8,084)
Gain on sale of assets	(6,740)	(280)	—	(7,020)
Other	(8)	—	—	(8)

Total costs and expenses	165,136	56,826	(7,500)	214,462

Business interruption recovery	9,084	—	—	9,084
Income from operations	24,751	(4,767)	4,767	24,751

Other income (expense):
Interest expense, net	(19,816)	—	—	(19,816)
Unrealized gain on derivative instruments	1,907	—	—	1,907
Loss on early extinguishment of debt	(10,838)	—	—	(10,838)

	(28,747)	—	—	(28,747)
Loss before income taxes	(3,996)	(4,767)	4,767	(3,996)
Income taxes	1,422	—	—	1,422

Net loss	$(2,574)	$(4,767)	$4,767	$(2,574)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2007

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$157,460	$9,843	$—	$167,304
Cash flows used in investing activities:
Insurance recoveries from property, plant and equipment	19,574	—	—	19,574
Property acquisitions	(691)	(424)	—	(1,115)
Exploration and development expenditures	(186,089)	(9,419)	—	(195,509)
Other property and equipment additions	(459)	—	—	(459)
Proceeds from sale of oil and natural gas assets	67,543	—	—	67,543

Net cash used in investing activities	(100,122)	(9,843)	—	(109,966)
Cash flows used in financing activities:
Deferred financing costs	(10,882)	—	—	(10,882)
Repayments of long-term debt	(445,499)	—	—	(445,499)
Proceeds from long-term debt	603,000	—	—	603,000
Purchase of shares into treasury	(200,100)	—	—	(200,100)
Exercise of stock options and warrants	766	—	—	766

Net cash provided by financing activities	(52,715)	—	—	(52,715)

Net increase in cash and cash equivalents	4,623	—	—	4,623
Cash and cash equivalents at beginning of period	3,214	—	—	3,214

Cash and cash equivalents at end of period	$7,837	$—	$—	$7,837

(14) CONTINGENCIES

On September 12, 2006, Thomas Farrington, a purported stockholder of the Company, filed a putative class action suit against the Company, all of the Company’s directors, EPL Acquisition Corp. LLC, and Stone in the Delaware Court (the Farrington Action). As amended on October 19, 2006, the complaint in the Farrington Action alleges that the Company’s directors breached their fiduciary duties by agreeing to the termination fee provisions in the Merger Agreement, adopting the sixth-month stockholders rights agreement, amending and extending coverage to all full time employees of its change of control severance arrangements, and paying a fee to Stone in connection with the termination of the Merger Agreement. Farrington also alleges that the Company’s directors failed to adequately disclose material information relevant to the Company stockholders’ decision whether to accept the Woodside Tender Offer. Farrington seeks declaratory and injunctive relief as well as unspecified damages. On October 19, 2006, the Delaware Court denied a motion filed by Farrington seeking expedited consideration of these claims. The Company and the individual defendants believe the claims are without merit and intend to defend vigorously against those claims. On July 26, 2007, plaintiffs’ counsel filed a petition for an award of fees and expenses based on the Company’s termination of the Stone merger agreement following the commencement of the litigation. The Company believes the fee petition is without merit and intends to object vigorously against the petition.

In June 2007 the Company met with representatives of the U.S. Attorney for the Eastern District of Louisiana in New Orleans, the U.S. Environmental Protection Agency and the U.S. Coast Guard and was informed that they are conducting an investigation into possible criminal violations arising out of on-site inspections in the Company’s East Bay field in November 2005 and February 2006. The Company intends to cooperate fully with the government’s investigation and operations in the field remain unaffected by the investigation. It does not expect the outcome to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

In the ordinary course of business, the Company is a defendant in various other legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—Continued

(UNAUDITED)

(15) RECLASSIFICATIONS

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

In the first six months of 2007 we continued to strive toward implementing our long-term growth strategy to increase our oil and natural gas reserves and production while focusing on reducing finding and development costs and operating costs to remain competitive with our industry peers. We will implement this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. We also evaluate acquisition opportunities including acquisitions in our core focus area which includes the Gulf of Mexico and onshore Gulf Coast regions as a complement to the exploration and development activities we have budgeted for that area. Our drilling program is predominately comprised of moderate risk, higher or moderate reserve potential opportunities as well as some high risk, higher reserve potential opportunities and low risk lower reserve potential opportunities.

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

We currently have an extensive inventory of drillable prospects in-house; we are generating more prospects internally and we are exploring new opportunities through relationships with industry partners. Our policy is to fund our exploration and development expenditures with internally generated cash flow, which allows us to preserve our balance sheet to finance acquisitions and other capital intensive projects that might result from exploration and development activities. However, from time to time, we may use our bank credit facility to fund working capital needs.

On June 12, 2007, one of our wholly owned subsidiaries completed a previously announced sale of substantially all of our onshore South Louisiana producing assets to Castex Energy 2007, L.P. for $72.0 million in cash. After giving effect to closing adjustments through June 30, 2007, the net cash proceeds received totaled approximately $67.5 million. We have used the proceeds to pay down a portion of our revolving credit facility. As of the closing date of June 12, 2007, the estimated proved reserves of the disposed properties were approximately 1.9 Mmboe. The Company recorded a gain of $7.2 million on the sale. We have included the results of operations from the onshore South Louisiana assets sold in our consolidated financial statements through the closing date of June 12, 2007.

Effective April 2, 2007, we elected to discontinue hedge accounting on our existing contracts and elected not to designate any additional hedging contracts that were entered into subsequent to that date as cash flow hedges under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“Statement 133”). Derivative contracts are carried at their fair value on the consolidated balance sheet as Fair value of commodity derivative instruments and all unrealized gains and losses are recorded in Unrealized gain on derivative instruments in Other income (expense) in the Statement of Operations and realized gains and losses related to contract settlements subsequent to April 2, 2007 will also be recognized in Other income (expense) in the Consolidated Statement of Operations.

        On June 22, 2006, we entered into an agreement and plan of merger (the “Merger Agreement”) with Stone Energy Corporation (“Stone”), pursuant to which EPL Acquisition Corp. LLC, a wholly-owned subsidiary, would acquire all of the shares of Stone for a combination of cash and stock valued at approximately $2.1 billion. Prior to entering into the Merger Agreement, Stone terminated its then existing merger agreement with Plains Exploration and Production Company (“Plains”) on the same day. As required under the terms of the terminated merger agreement between Stone and Plains, Plains was entitled to a termination fee of $43.5 million, which was advanced by us to Plains and was included in other assets in the Consolidated Balance Sheet at June 30, 2006. On August 28, 2006, Woodside Petroleum, Ltd. (“Woodside”) announced its intention to commence a tender offer (the “Woodside Tender Offer”), through its U.S. subsidiary ATS Inc., for all of our outstanding shares of common stock for $23.00 per share subject to, among other conditions, our stockholders voting down the proposed Stone acquisition. The Woodside Tender Offer was commenced on August 31, 2006. On September 14, 2006, we announced that, on September 13, 2006, our board of directors (the “Board”), after review with our independent financial and legal advisors, rejected as inadequate the unsolicited conditional offer by Woodside and recommended that our stockholders not tender their shares. On October 12, 2006 we announced that we had terminated the Merger Agreement with Stone and that the Board had directed us, assisted by our financial advisors, to explore strategic alternatives to maximize stockholder value, including the possible sale of the Company. The Woodside Tender Offer expired in November 2006. On March 12, 2007 we announced that we had completed our strategic alternatives process and that we intended to initiate a self-tender offer for 8,700,000 of our common shares, refinance our bank credit facility and repurchase our 8.75% senior notes (the “Senior Notes”) through a concurrent debt tender and consent solicitation offer (the “Transactions”). In order to fund the Transactions, we undertook a private offering of $450 million of Senior Unsecured Notes and entered into a new bank credit facility. In addition, we announced our plans to divest selected properties the proceeds from which would be used to reduce debt following the completion of the Transactions. In conjunction with the termination of the Merger Agreement, we paid $8.0 million to Stone, which was included in general and administrative expenses in the fourth quarter of 2006. In addition, the $43.5 million termination fee that was advanced to Plains in June 2006 on behalf of Stone was expensed in 2006 along with other merger and strategic alternatives related costs of $15.0 million. We have incurred an additional $9.4 million of legal and financial advisory fees in the first six months of 2007 related to the exploration of strategic alternatives and the tender offers.

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

As a result of these two major hurricanes and three other hurricanes that traversed the Gulf of Mexico and adjacent land areas, nearly all of the Company’s production was shut in at one time or another during the third quarter of 2005 and into 2006. Through December 31, 2006, we had recorded $53.5 million for business interruption recoveries of which $32.9 million and $20.6 million were recorded in the statement of operations in 2006 and fourth quarter of 2005, respectively. An additional $9.1 million was recorded in the first quarter of 2007 upon the final settlement of the Hurricane Katrina claim. All insurance receivables related to these hurricanes have been collected.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net production (per day):
Oil (Bbls)	9,085	8,187	9,164	7,689
Natural gas (Mcf)	102,047	119,578	101,242	107,274
Total barrels of oil equivalent (Boe)	26,093	28,117	26,038	25,568
Oil and natural gas revenues (in thousands):
Oil	$49,513	$45,981	$93,861	$84,234
Natural gas	72,071	75,099	136,125	145,970
Total	121,584	121,080	229,986	230,204
Average sales prices, net of hedging:
Oil (per Bbl)	$59.89	$61.72	$56.59	$60.53
Natural gas (per Mcf)	7.76	6.90	7.43	7.52
Total (per Boe)	51.20	47.32	48.80	49.74
Impact of hedging:
Oil (per Bbl)	$—	$—	$—	$—
Natural gas (per Mcf)	—	—	—	(0.05)
Average costs (per Boe):
Lease operating expense	$7.34	$6.69	$7.25	$6.37
Taxes, other than on earnings	0.93	0.86	1.08	1.12
Depreciation, depletion and amortization	18.55	18.56	19.52	20.68
Accretion expense	0.46	0.84	0.47	0.23
Increase (decrease) in oil and natural gas revenues between periods presented (net of hedging) due to:
Changes in prices of oil	$(1,364)		$(5,484)
Changes in production volumes of oil	4,896		15,111

Total increase in oil sales	3,532		9,627
Changes in prices of natural gas	$9,378		$(1,751)
Changes in production volumes of natural gas	(12,406)		(8,094)

Total decrease in natural gas sales	(3,028)		(9,845)

REVENUES AND NET INCOME

Our oil and natural gas revenues increased slightly to $121.6 million in the second quarter of 2007 from $121.1 million in the second quarter of 2006. During the quarter natural gas prices increased but this increase was offset by decreased production on a barrel of oil equivalent (“Boe”) basis due to the sale of substantially all of our onshore South Louisiana assets on June 12, 2007 and natural reservoir declines.

Our oil and natural gas revenues decreased slightly to $230.0 million in the first half of 2007 from $230.2 million in the first half of 2006. The decrease was due to natural reservoir declines and the sale of assets discussed above partially offset by new wells coming on production subsequent to June 30, 2006.

We recognized a net loss of $6.3 million in the second quarter of 2007 compared to net income of $12.6 million in the second quarter of 2006. The decrease was largely due to a loss on early extinguishment of debt of $10.8 million for the refinancing of the bank credit facility and the repurchase of the Senior Notes, increased interest expense due to the incurrence of additional debt and operating expenses discussed below. This decrease was partially offset by a gain of $7.2 million recognized in June on the sale of substantially all of our onshore South Louisiana assets and an unrealized gain on derivative instruments of $1.9 million also recognized during the quarter.

We recognized a net loss of $2.6 million in the first half of 2007 compared to net income of $27.4 million in the first half of 2006. The decrease was largely due to factors discussed above as well as higher general and administrative expenses due to the expensing of legal and financial advisory costs associated with our process of exploring strategic alternatives and subsequent tender offers. This decrease was partially offset by a gain of approximately $8.1 million that was recognized due to settlement of our insurance claim for Hurricane Rita that exceeded our insurance receivables and the gain on sale of assets discussed above.

OPERATING EXPENSES

Operating expenses during the three and six month periods ended June 30, 2007 and 2006 were affected by the following:

•

Lease operating expense (“Loe”) increased slightly to $17.4 million in the second quarter of 2007 compared with $17.1 million in the second quarter of 2006. Loe increased to $34.2 million in the first half of 2007 compared with $29.5 million in the first half of 2006. Loe also increased on a Boe basis for both the three and six month periods ended June 30, 2007. These increases are primarily a result of a general increase in production from new wells coming on stream in new fields combined with workover and pipeline repair costs.

•

Taxes, other than on earnings, was $2.2 million in the second quarter of 2007 and the second quarter of 2006. Taxes, other than on earnings, decreased slightly to $5.1 million in the first half of 2007 from $5.2 million in the first half of 2006. These taxes are expected to fluctuate from period to period depending on our production volumes from non-federal leases and the commodity prices received.

•

Exploration expenditures, including dry hole costs and impairments, increased to $37.4 million in the second quarter of 2007 from $22.8 million in the second quarter of 2006. The expense in the second quarter of 2007 is comprised of $28.2 million of costs for three exploratory wells or portions thereof which were found to be not commercially productive, $7.0 million from the impairment of properties at two of our fields which had reached the end of their economic lives and $2.2 million of seismic expenditures and delay rentals. The expense in the second quarter of 2006 was comprised of $15.6 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $3.3 million from the impairment of properties and $3.9 million of seismic expenditures and delay rentals.

Exploration expenditures, including dry hole costs and impairments, increased to $59.2 million in the first half of 2007 from $42.4 million in the first half of 2006. The expense in the first half of 2007 is comprised of $44.8 million of costs for seven exploratory wells or portions thereof which were found to be not commercially productive, $7.0 million from the impairment of properties at two of our fields which had reached the end of their economic lives and $7.4 million of seismic expenditures and delay rentals. The expense in the first half of 2006 was comprised of $28.0 million of costs for exploratory wells or portions thereof which were found to be not commercially productive, $4.9 million of property impairments and $9.5 million of seismic expenditures and delay rentals.

Our exploration expenditures, including dry hole charges, will vary depending on the amount of our capital budget dedicated to exploration activities, the cost of services to drill wells and the level of success we achieve in exploratory drilling activities.

•

Depreciation, depletion and amortization (“DD&A”) decreased to $44.1 million in the second quarter of 2007 from $47.5 million in the second quarter of 2006. DD&A decreased to $92.0 million in the first half of 2007 from $95.7 million in the first half of 2006. This decrease was, in part, due to a higher production contribution from fields that had lower DD&A burdens. Some fields carry a higher burden than others; therefore, changes in the sources of our production will directly impact this expense.

•

General and administrative expenses increased to $13.5 million in the second quarter of 2007 from $12.3 million in the second quarter of 2006. Included in this expense is stock based compensation of $2.4 million and $2.7 million in the second quarters of 2007 and 2006, respectively. The increase was primarily attributable to increased legal and consulting fees.

General and administrative expenses increased to $35.9 million in the first half of 2007 from $24.7 million in the first half of 2006. Included in this expense is stock based compensation of $4.3 million and $4.6 million in the first half of 2007 and 2006, respectively. The overall increase was primarily attributable to expensed legal and financial advisory costs of $9.4 million associated with our process of exploring strategic alternatives and subsequent tender offers.

OTHER INCOME AND EXPENSE

Interest expense increased to $13.6 million in the second quarter of 2007 from $5.2 million in the second quarter of 2006. Interest expense increased to $20.4 million in the first half of 2007 from $10.3 million in the first half of 2006. The increase was primarily attributable to the increase in the average borrowings due to the repurchase of $145.5 million of the $150 million 8.75% Senior Notes completed in May 2007 and the issuance of the $450 million of Senior Unsecured Notes in April

2007 combined with a $2.3 million commitment fee paid in April 2007 for the availability of a bridge loan to facilitate the refinancings, if needed.

A loss on early extinguishment of debt for the refinancing of the bank credit facility and the repurchase of the Senior Notes of approximately $10.8 million was recorded during the six months ended June 30, 2007. This loss includes the write-off of unamortized deferred financing costs related to the bank credit facility and the Senior Notes as well as the consent fees relating to the tender of the Senior Notes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations totaled $167.3 million in the first six months of the year, which included a $56.3 million change in other receivables as a result of our hurricane insurance collections during the period. In addition, net cash of $52.7 million was used in financing activities during the first six months of the year resulting from the Transactions discussed above. We intend to fund our exploration and development expenditures for the year from internally generated cash flows, which we define as cash flows from operations before changes in working capital plus total exploration expenditures. However, from time to time, we use our bank credit facility to fund working capital needs. Our cash on hand at June 30, 2007 was $7.8 million. Our future internally generated cash flows will depend on our ability to maintain and increase production through our exploratory and development drilling program, as well as the prices we receive for oil and natural gas.

On April 23, 2007 we completed a refinancing of our bank credit facility with a new $300 million revolving credit facility (the “bank credit facility”) with an initial availability of $225 million and a borrowing base of $200 million. Concurrently with the sale of assets described previously, the availability under the bank credit facility was automatically reduced to the $200 million borrowing base amount. The bank credit facility is secured by substantially all of our assets. The bank credit facility permits both prime rate borrowings and London Interbank Offered Rate (“LIBOR”) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.00% to 2.5% above LIBOR and 0% to 0.50% above prime. In addition we pay an annual fee on the unused portion of the bank credit facility ranging between 0.25% to 0.50% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio, as defined by our bank credit facility, of 1.0x, (ii) maintain a minimum Consolidated EBITDAX to interest ratio, as defined by our bank credit facility, of 2.5x, and (iii) maintain a ratio of long-term debt to Consolidated EBITDAX below 3.5x, which decreases to 3.0x after April 1, 2008. On April 30, 2007 we borrowed $70.0 million under our bank credit facility to fund a portion of the equity self-tender offer. As of August 6, 2007, we had a borrowing base of $200 million and $165 million available under our bank credit facility. We were in compliance with the bank credit facility covenants as of June 30, 2007.

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

On May 4, 2007, we completed a cash tender offer for our Senior Notes. Approximately $145.5 million of these Senior Notes were repurchased and substantially all of their covenants have been removed.

Net cash of $110.0 million used in investing activities in the first six months of 2007 consisted primarily of oil and natural gas exploration and development expenditures offset by proceeds of $67.5 million from the sale of onshore South Louisiana oil and natural gas assets in June 2007 and proceeds of $19.6 million from the settlement of our Hurricane Rita insurance claim in March 2007. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first six months of 2007, we completed 15 drilling operations, 8 of which were successful, and 14 recompletion/workover operations all of which were successful. During the first six months of 2006, we completed 17 drilling operations, 12 of which were successful, and 21 recompletion/workover operations, 18 of which were successful.

Our 2007 capital exploration and development budget is focused on moderate risk and higher risk exploratory activities on undeveloped leases and our proved properties combined with exploitation and development activities on our proved properties, and does not include acquisitions. We continue to manage our portfolio in order to maintain an appropriate risk balance between low risk development and exploitation activities, moderate risk exploration opportunities and higher risk, higher potential exploration opportunities. Currently, our exploration and development budget for 2007 is $300 million. We do not budget for acquisitions. During the first six months of 2007, capital and exploration expenditures were approximately $183.4 million. The level of our capital and exploration expenditure budget is based on many factors, including results of our drilling program, oil and natural gas prices, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, we may change our total 2007 capital expenditures.

On June 12, 2007, one of our wholly owned subsidiaries completed its previously announced sale of substantially all of our onshore South Louisiana assets to Castex Energy 2007, L.P. for $72.0 million in cash. After giving effect to closing adjustments through June 30, 2007, the cash proceeds received totaled approximately $67.5 million. We have used the proceeds to pay down a portion of our revolving credit facility. As of the closing date of June 12, 2007, the estimated proved reserves were approximately 1.9 Mmboe. We are repackaging the remaining non-strategic offshore assets proposed to be sold and are talking with interested parties, and give no assurance as to the value we may receive or the timing of any such sale or sales of the assets being so marketed.

In addition, the Board has also authorized an open market share repurchase program of up to $50.0 million through April 2008, subject to business and market conditions. We may use borrowings under our bank credit facility to fund the repurchase program. To date, no such shares have been purchased pursuant to this authorization.

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

Our annual report on Form 10-K for the year ended December 31, 2006 included a discussion of our contractual obligations. There have been no material changes to that disclosure during the six months ended June 30, 2007. In addition, we do not maintain any off balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement 157 does not require any new fair value measurements. However, for some entities, the application of Statement 157 will change current practice. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing what impact Statement 157 may have on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“Statement 159”). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of Statement 157. We are currently assessing what impact Statement 159 may have on our financial position, results of operations or cash flows.

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

•	unexpected future capital expenditures (including the amount and nature thereof);

•	the effects of adverse weather conditions, such as hurricanes and tropical storms;

•	impact of oil and natural gas price fluctuations;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance; and

•	general economic, market or business conditions.

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

INTEREST RATE RISK

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2007, $170.0 million of our long-term debt had variable interest rates while the remaining long-term debt had fixed interest expense. If the market interest rates had averaged 1% higher in the second quarter of 2007, interest rates for the period on variable rate debt outstanding during the period would have increased, and net income before income taxes would have decreased by approximately $0.5 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower in the second quarter of 2007, interest expense for the period on variable rate debt would have decreased, and net income before income taxes would have increased by approximately $0.5 million.

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

We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of June 30, 2007, we had the following derivative contracts in place:

Natural Gas Positions
Remaining Contract Term	Contract Type	Strike Price ($/Mmbtu)	Volume (Mmbtu)
			Daily	Total
07/07 – 12/07	Collar	$5.00/$8.00	10,000	1,840,000
07/07 – 09/07	Collar	$7.00/$9.40	30,000	2,760,000
08/07 – 9/07	Put	$6.75	30,000	1,830,000
10/07	Put	$6.81	40,000	1,240,000
11/07	Collar	$7.25/$12.63	20,000	600,000
11/07	Put	$7.00	20,000	600,000
12/07 – 03/08	Collar	$6.93/$16.83	35,000	4,270,000
04/08 – 06/08	Collar	$6.50/$11.15	20,000	1,820,000
11/08 – 12/08	Collar	$6.82/$15.38	20,000	1,220,000
01/09 – 03/09	Collar	$6.75/$17.15	10,000	900,000

Crude Oil Positions
Remaining Contract Term	Contract Type	Strike Price($/Bbl)	Volume (Bbls)
			Daily	Total
07/07	Collar	$55.00/$82.00	1,500	46,500
07/07 – 9/07	Put	$55.00	2,000	184,000
08/07 – 10/07	Collar	$55.00/$84.00	500	46,000
11/07 – 12/07	Collar	$55.00/$83.13	3,000	183,000
01/08 – 06/08	Collar	$55.00/$84.68	3,000	546,000
07/08 – 10/08	Collar	$55.00/$85.65	500	61,500
11/08 – 12/08	Collar	$55.00/$86.80	2,500	152,500
1/09 – 06/09	Collar	$55.00/$87.17	3,000	543,000

Subsequent to June 30, 2007 the Company has entered into the following derivative contracts:

Crude Oil Positions
Remaining Contract Term	Contract Type	Strike Price ($/Bbl)	Volume (Bbls)
			Daily	Total
11/07 – 12/07	Collar	$60.00/$89.00	500	30,500
07/08 – 9/08	Put	$55.00	2,000	184,000

Volumes covered under these contracts, as of June 30, 2007, approximated 30% of our estimated production from proved reserves for the balance of the terms of the contracts. As of April 2, 2007, we elected to discontinue hedge accounting and therefore, not to designate any commodity derivative contracts as cash flow hedges under Statement 133. All derivative contracts are carried at their fair value on the consolidated balance sheet as assets or liabilities. Accordingly we recognize all unrealized and realized gains and losses related to these contracts in the statement of operations as income or expense.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At June 30, 2007, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $7.2 million increase in the combined estimated pre-tax loss.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including the principal executive and financial officer and principal accounting officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive and financial officer and principal accounting officer believe that the disclosure controls and procedures were effective as of the end of and during the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive and financial officer and principal accounting officer have concluded, based on their evaluation as of the end of and during the period, that our disclosure controls and procedures were effective.

Part II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On September 12, 2006, Thomas Farrington, a purported stockholder of the Company, filed a putative class action suit against the Company, all of the Company’s directors, EPL Acquisition Corp. LLC, and Stone in the Delaware Court (the Farrington Action). As amended on October 19, 2006, the complaint in the Farrington Action alleges that the Company’s directors breached their fiduciary duties by agreeing to the termination fee provisions in the Merger Agreement, adopting the sixth-month stockholders rights agreement, amending and extending coverage to all full time employees of its change of control severance arrangements, and paying a fee to Stone in connection with the termination of the Merger Agreement. Farrington also alleges that the Company’s directors failed to adequately disclose material information relevant to the Company stockholders’ decision whether to accept the Woodside Tender Offer. Farrington seeks declaratory and injunctive relief as well as unspecified damages. On October 19, 2006, the Delaware Court denied a motion filed by Farrington seeking expedited consideration of these claims. The Company and the individual defendants believe the claims are without merit and intend to defend vigorously against those claims. On July 26, 2007, plaintiffs’ counsel filed a petition for an award of fees and expenses based on our termination of the Stone merger agreement following the commencement of the litigation. We believe the fee petition is without merit and intends to object vigorously against the petition.

        In June 2007 the Company met with representatives of the U.S. Attorney for the Eastern District of Louisiana in New Orleans, the U.S. Environmental Protection Agency and the U.S. Coast Guard and was informed that they are conducting an investigation into possible criminal violations arising out of on-site inspections in the Company’s East Bay field in November 2005 and February 2006. The Company intends to cooperate fully with the government’s investigation and operations in the field remain unaffected by the investigation. We do not expect the outcome to have a material adverse effect on our financial position, results of operations or liquidity.

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

As of June 30, 2007, we had total indebtedness of approximately $474.5 million. In addition, our interest expense will increase significantly. A significant portion of our indebtedness has a floating rate of interest, which may increase over time.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares or Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs
4/1/07 – 4/30/07 (1)	8,700,000	$23.00	8,700,000	n/a
5/1/07 – 5/31/07 (2)	305	16.67	n/a	n/a
6/1/07 – 6/30/07	—	n/a	n/a	n/a

Total	8,700,305	$23.00	8,700,000	n/a

(1)	On April 23, 2007, we completed an equity self-tender offer and purchased 8,700,000 shares of our common stock as a part of the Transactions previously discussed. In March 2007, our Board authorized the repurchase of up to $50 million of its common stock prior to April 2008 subject to market conditions. No such shares have been purchased pursuant to this authorization.
(2)	These shares were acquired from employees as tax withholding pursuant to a benefit plan agreement and were not purchased as part of a publicly announced plan or program.

Item 4.	SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

(a)	At the Annual Meeting of Stockholders of the Company held on June 1, 2007, the stockholders elected 11 directors to serve until the 2008 Annual Meeting of Stockholders and ratified the appointment of KPMG LLP as the Company’s independent public accountants for the year ended December 31, 2007.

The voting tabulation is as follows:

		FOR	WITHHELD
Election as a Director of the Company:
Richard A. Bachmann		25,448,948	837,399
John C. Bumgarner, Jr.		24,797,464	1,488,883
Jerry D. Carlisle		25,461,262	825,085
Harold D. Carter		24,461,328	825,019
Enoch L. Dawkins		25,392,864	893,483
Robert D. Gershen		24,802,434	1,488,913
Phillip A. Gobe		25,440,679	845,668
William R. Herrin, Jr.		24,803,205	1,483,142
William O. Hiltz		24,677,356	1,608,991
John G. Phillips		24,799,823	1,486,524
Norman D. Francis		25,458,170	828,177

	FOR	AGAINST	ABSTAIN
Ratify appointment of KPMG LLP as the Company’s independent public accountants:	26,096,246	166,620	23,481

ITEM 6. EXHIBITS

Exhibits:
2.1	Purchase and Sale Agreement, dated as of May 31, 2007, by and between EPL of Louisiana, L.L.C., and Castex Energy 2007, L.P. (incorporated by reference to Exhibit 2.1 of EPL’s Form 8-K filed June 18, 2007).

4.1	Indenture, dated as of April 23, 2007, among Energy Partners, Ltd., certain subsidiaries thereof and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of EPL’s Form 8-K filed April 26, 2007).

10.1	Form of 2006 Long Term Stock Incentive Plan Cash-Settled Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 of EPL’s Form 8-K filed June 5, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Energy Partners, Ltd.

32.0*	Section 1350 Certification

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY PARTNERS, LTD.

Date: August 8, 2007	By:	/s/ Richard A. Bachmann
Richard A. Bachmann
Chairman and Chief Executive Officer
(authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibits:

2.1	Purchase and Sale Agreement, dated as of May 31, 2007, by and between EPL of Louisiana, L.L.C., and Castex Energy 2007, L.P. (incorporated by reference to Exhibit 2.1 of EPL’s Form 8-K filed June 18, 2007).

4.1	Indenture, dated as of April 23, 2007, among Energy Partners, Ltd., certain subsidiaries thereof and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of EPL’s Form 8-K filed April 26, 2007).

10.1	Form of 2006 Long Term Stock Incentive Plan Cash-Settled Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 of EPL’s Form 8-K filed June 5, 2007).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Energy Partners, Ltd.

32.0*	Section 1350 Certification

*	Filed herewith