Form 10-K
period 2007-12-31
ENERGY PARTNERS LTD
filed 2008-03-03
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2007 based on the closing price of such stock as quoted on the New York Stock Exchange on that date was $487,670,267.

As of February 25, 2008 there were 31,758,777 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

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

PART I

Items 1 & 2. Business and Properties

We were incorporated in January 1998 and operate in a single segment as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the Gulf of Mexico Shelf, the deepwater Gulf of Mexico as well as the Gulf Coast onshore region (the “Gulf of Mexico Region”). We concentrate on this area because it provides us with favorable geologic and economic conditions, including multiple reservoir formations, regional economies of scale, extensive infrastructure and comprehensive geologic databases. We believe that this region offers a balanced and expansive array of existing and prospective exploration, exploitation and development opportunities in both established productive horizons and deeper geologic formations. In addition, we may evaluate reserve and exploratory acquisition opportunities outside of this area including in onshore North American basins. As of December 31, 2007, we had estimated proved reserves of approximately 103.1 Bcf of natural gas and 28.1 Mmbbls of oil, or an aggregate of approximately 45.3 Mmboe, with a standardized measure of discounted future net cash flows of $1.1 billion.

We have a team of geoscientists and management professionals with considerable region-specific geological, geophysical, technical and operational experience. We have grown through a combination of exploration, exploitation and development drilling and multi-year, multi-well drill-to-earn programs, as well as strategic acquisitions of oil and natural gas fields, in the Gulf of Mexico Shelf, deepwater and the Gulf Coast onshore areas. As we have grown from our inception, we have strengthened our management team, expanded our property base, reduced our geographic concentration, and moved to a more balanced oil and natural gas reserve profile. We have also expanded our technical knowledge base through the addition of high quality personnel and geophysical and geological data.

Our common stock is traded on the New York Stock Exchange under the symbol “EPL.” We maintain a website at www.eplweb.com which contains information about us, including links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all related amendments. In addition, our website contains our Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees. Copies of such information are also available by writing to the Secretary of the Company at 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana 70170. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Report on Form 10-K.

Exploration and Development Expenditures

Our exploration and development expenditures for 2007 totaled $317.3 million. For 2008, we have currently budgeted exploration and development expenditures of up to $200 million. The drilling portfolio, primarily offshore, includes a mixture of lower risk development and exploitation wells, moderate risk exploration opportunities and higher risk, higher potential exploration projects. Our 2008 budget does not include any acquisitions of proved reserves that may occur during the year.

Our Properties

At December 31, 2007, we had interests in 24 producing fields, 6 fields under development and 1 property on which drilling operations were then being conducted, all of which are located in the Gulf of Mexico Region. These fields fall into five areas which we identify as our Eastern, Central, Western and Deepwater offshore and Gulf Coast onshore areas. The Eastern offshore area is comprised of two producing fields, including the East Bay field. The Central offshore area is comprised of four producing fields, all of which are contiguous and cover most of the Bay Marchand salt dome. The fields in these two areas and the acreage surrounding them comprise the core of our property base and the focus of our near term efforts. The Western offshore area, which extends from areas offshore central and western Louisiana to areas offshore Texas, is comprised of 18 producing fields. The Deepwater offshore area is comprised of 24 offshore blocks. Our Gulf Coast onshore area is located in South Louisiana. Over the last several years, we have continued to add to our leasehold acreage position in these areas through federal and state lease sales, acquisitions and trades with industry partners.

Eastern Offshore Area

East Bay, the key asset in our Eastern offshore area, comprising approximately 13% of our production during 2007 and 36% of our proved reserves at the end of 2007, is located 89 miles southeast of New Orleans near the mouth of the Mississippi River. It contains producing wells located onshore along the coastline and in water depths ranging up to approximately 170 feet and is comprised primarily of the South Pass 24, 26 and 27 fields. Through a number of state and federal lease sales, we have acquired acreage that is contiguous to East Bay in several additional South Pass blocks as well as across the river in West Delta blocks. We own an average 96% interest in our acreage position in this area with our working interest ranging from 18% to 100% and our net revenue interest varying up to a maximum of 86%. Inclusive of all lease acquisitions, our leasehold area covered 32,434 gross acres (31,141 net acres) at the end of 2007.

Central Offshore Area

The core assets of our Central offshore area, the fields located in Greater Bay Marchand, are located approximately 60 miles south of New Orleans in water depths of 181 feet or less. Our key assets in this area include the South Timbalier 26, 41 and 46 and Bay Marchand fields. These fields, located in the Greater Bay Marchand area, comprised approximately 54% of our production during 2007 and 45% of our proved reserves at the end of 2007.

In 2003, we drilled our initial discovery well in the South Timbalier 41 field, in which we hold a 60% working interest, on acreage acquired earlier that year in a federal lease sale. Several exploratory and development wells have been drilled in the field and all have been successful and have been brought on production. This field, in which additional reserve potential remains to be tested, represents the most significant discovery in our history. We acquired acreage in additional leases in the vicinity of this field in 2005 and subsequent years.

In addition, at the beginning of 2005 we owned a 50% interest in the South Timbalier 26 field. In March 2005, we closed the acquisition of the remaining 50% interest in South Timbalier 26 above approximately 13,000 feet subsea. As a result of the acquisition, we now own a 100% interest in the producing horizons in this field. The acquisition expanded our interest in our core Greater Bay Marchand area and gave us additional flexibility in undertaking the future development of the South Timbalier 26 field. We have interests in 12 producing wells in this field.

Western Offshore Area

The properties in the Western offshore area are located in water depths ranging from 7 to 371 feet with working interests ranging from 17% to 100%. We owned interests in 18 producing fields in this area at December 31, 2007, with another 2 under development.

Deepwater Offshore Area

At December 31, 2007, we owned interests in 24 blocks in the Deepwater offshore area, one of which was under development and two of which were under evaluation at year end. Our working interest in this each of our properties in this area ranges from 25% to 33%. We have several additional prospects identified on our current deepwater acreage and plan to generate prospects and bid on deepwater leases at future Gulf of Mexico lease sales in order to expand our portfolio of drilling opportunities in the area.

Gulf Coast Onshore Area

In 2005, we closed an acquisition of properties and reserves onshore in south Louisiana for $149.6 million in cash, after adjustments. In June 2007, we sold substantially all of our onshore South Louisiana producing assets for approximately $68.6 million after closing adjustments. The remaining properties in the Gulf Coast onshore area are located in south Louisiana with working interests ranging from 16% to 40% and are comprised of undeveloped acreage with one well under development at year end.

Oil and Natural Gas Reserves

The following table presents our estimated net proved oil and natural gas reserves and the present value of our reserves at December 31, 2007, 2006 and 2005. These estimates of proved reserves are based on reserve reports prepared by Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P., independent petroleum engineers. Neither the present values, discounted at 10% per annum, of estimated future net cash flows before income taxes, or the standardized measure of discounted future net cash flows shown in the table are intended to represent the current market value of the estimated oil and natural gas reserves we own.

	As of December 31,
	2007	2006	2005
Total estimated net proved reserves(1):
Oil (Mbbls)	28,123	29,914	31,478
Natural gas (Mmcf)	103,118	170,123	166,949
Total (Mboe)	45,309	58,268	59,303
Net proved developed reserves(2):
Oil (Mbbls)	23,636	24,811	25,656
Natural gas (Mmcf)	85,926	117,392	103,627
Total (Mboe)	37,957	44,376	42,917
Estimated future net revenues before income taxes (in thousands)(3)	$2,172,162	$1,632,470	$2,531,166
Present value of estimated future net revenues before income taxes (in thousands)(3) (4)	$1,470,285	$1,188,295	$1,806,185
Standardized measure of discounted future net cash flows (in thousands)(5)	$1,092,935	$893,474	$1,261,246

(1)	Approximately 71% of our total proved reserves were proved undeveloped and proved developed non-producing at December 31, 2007.

(2)	Net proved developed non-producing reserves as of December 31, 2007 were 24,804 Mboe or 55% of our total proved reserves (13,077 Mbbls and 70,360 Mmcf).

(3)	The December 31, 2007 amount was calculated using a period-end oil price of $94.76 per barrel and a period-end natural gas price of $6.98 per Mcf, while the December 31, 2006 amount was calculated using a period-end oil price of $58.40 per barrel and a period-end natural gas price of $5.54 per Mcf and the December 31, 2005 amount was calculated using a period-end oil price of $57.81 per barrel and a period-end natural gas price of $10.31 per Mcf.

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

Costs Incurred in Oil and Natural Gas Activities

The following table sets forth certain information regarding the costs incurred that are associated with finding, acquiring, and developing our proved oil and natural gas reserves:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Acquisitions:
-Proved	$2,167	$420	$142,025
-Unproved	7,346	15,896	56,955
Exploration	191,621	224,147	171,859
Development(1)	121,769	167,346	114,814

Costs incurred	$322,903	$407,809	$485,653

(1)	Includes asset retirement obligations incurred of $5.6 million, $8.5 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2007:

	Total Productive Wells
	Gross	Net
Oil	176	162
Natural gas	58	38

Total	234	200

Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. 37 gross oil wells and 9 gross natural gas wells have dual completions.

Acreage

The following table sets forth information as of December 31, 2007 relating to acreage held by us. Developed acreage is assigned to producing wells.

	Gross Acreage	Net Acreage
Developed:
Eastern offshore area	30,341	29,047
Central offshore area	36,187	23,437
Western offshore area	125,474	83,960
Deepwater offshore area	5,760	1,920
Gulf Coast onshore area	320	128

Total	198,082	138,492

Undeveloped:
Eastern offshore area	2,093	2,093
Central offshore area	48,837	47,977
Western offshore area	165,394	137,603
Deepwater offshore area	120,960	32,159
Gulf Coast onshore area	3,735	510

Total	341,019	220,342

Leases covering 5% of our undeveloped net acreage will expire in 2008, 14% in 2009, 45% in 2010, 31% in 2011, 3% in 2012 and 2% thereafter.

Well Activity

The following table shows our well activity for the years ended December 31, 2007, 2006 and 2005. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest in these wells.

	Years Ended December 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Development Wells:
Productive	4.0	2.6	3.0	1.7	8.0	4.7
Non-productive	—	—	—	—	3.0	1.1

Total	4.0	2.6	3.0	1.7	11.0	5.8

Exploration Wells:
Productive	11.0	6.0	17.0	8.7	30.0	15.3
Non-productive	11.0	8.3	6.0	2.7	17.0	9.3

Total	22.0	14.3	23.0	11.4	47.0	24.6

Well activity refers to the number of wells completed at any time during the fiscal years, regardless of when drilling was initiated. For the purpose of this table, the term “completed” refers to the installation of permanent equipment for the production of oil or natural gas.

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

The Outer Continental Shelf Lands Act (“OCSLA”) requires that all pipelines operating on or across the outer continental shelf (“OCS”) provide open access, non-discriminatory transportation service. Previously the FERC enforced this provision pursuant to its authority under both the NGA and the OCSLA. One of FERC’s principal goals in carrying out OCSLA’s mandate is to increase transparency in the market to provide producers and shippers on the OCS with greater assurance of open access service on pipelines located on the OCS and non-discriminatory rates and conditions of service on such pipelines. In 2003, the courts determined that the FERC had only limited authority to enforce its open access rules on the OCS and decided, instead, that such authority primarily rested with others, including the Department of the Interior. The U.S. Minerals Management Service (“MMS”), within the Department of the Interior, has jurisdiction under OCSLA to ensure that all shippers seeking service on OCS pipelines transporting oil or gas pursuant to MMS-granted easements or rights-of-way receive open and non-discriminatory access to such transportation. In furtherance of this mandate, MMS has proposed regulations intended to better ensure such access for OCS shippers by providing complaint procedures and informal alternative processes to address allegations that a shipper has been denied open and non-discriminatory access to an OCS pipeline.

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

Environmental Regulations

General. Various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act, as amended (“RCRA”), the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and the Federal Clean Air Act, as amended (the “Clean Air Act”), affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•	impose substantial liabilities for pollution resulting from our operations, including the performance of remedial measures to address pollution as a result of operations.

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

We currently own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, “hazardous substance” may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of “hazardous substance” were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

•	to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;

•	to clean up contaminated property, including contaminated groundwater;

•	to pay for natural resource damages resulting from the releases; or

•	to perform remedial operations to prevent future contamination.

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

U.S. Environmental Protection Agency. U.S. Environmental Protection Agency regulations address the management and disposal of oil and natural gas operational wastes under three federal acts more fully discussed in the paragraphs that follow. The Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), provides a framework for the safe disposal of discarded materials and the management of solid and hazardous wastes. The direct disposal of operational wastes into offshore waters is also limited under the authority of the Clean Water Act. When injected underground, oil and natural gas wastes are regulated by the Underground Injection Control program under Safe Drinking Water Act. If wastes are classified as hazardous, they must be properly transported, using a uniform hazardous waste manifest, documented, and disposed at an approved hazardous waste facility. We are covered under the Clean Water Act permitting requirements for discharges associated with exploration and development activities. We take the necessary steps to ensure all offshore discharges associated with a proposed operation, including produced waters, will be conducted in accordance with such requirements.

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

Marine Mammal and Endangered Species. Federal Lease Stipulations Executive Order 13158 (Marine Protected Areas) address the protection of marine areas and the reduction of potential taking of protected marine species (sea turtles, marine mammals, Gulf Sturgen and other listed marine species). MMS permit approvals will be conditioned on collection and removal of debris resulting from activities related to exploration, development and production of offshore leases. MMS has issued Notices to Lessees and Operators (“NTL”) 2007-G03 advising of requirements for posting of signs in prominent places on all vessels and structures and of an observing training program.

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

Significant Customers

We market substantially all of the oil and natural gas from properties we operate and from properties others operate where our interest is significant. Our oil, condensate and natural gas production is sold to a variety of purchasers, which has historically been at market-based prices. We believe that the prices for liquids and natural gas are comparable to market prices in the areas where we have production. Of our total oil and natural gas revenues in 2007, Louis Dreyfus Energy Services, L.P. accounted for approximately 29%, Shell 27% and Chevron Texaco Exploration & Production Company 14%.

Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operation although a temporary disruption in production revenues could occur.

Employees

As of December 31, 2007, we had 163 full-time employees, including 39 geoscientists, engineers and technicians and 64 field personnel. Our employees are not represented by any labor union. We consider relations with our employees to be satisfactory and we have never experienced a work stoppage or strike.

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

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations. Our insurance coverage may not be sufficient or may not be available to cover some of these claims.

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

If management’s estimates of the recoverable reserve volumes on a property are revised downward, or if development costs exceed previous estimates, or if commodity prices decrease, as discussed elsewhere in these risk factors, we may be required to record noncash impairment write downs in the future, which would result in a negative impact to our financial position.

The capitalized costs of our oil and natural gas properties, on a field basis, cannot exceed the estimated future net cash flows of that field. If net capitalized costs exceed future net revenues, we must write down the costs of each such field to our estimate of fair market value. Accordingly, unsuccessful exploration efforts, or fields that underperform or become uneconomic could cause a future write down of capitalized costs. Once incurred, a write down of oil and natural gas properties cannot be reversed at a later date even if oil or natural gas prices increase.

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

We are subject to extensive governmental laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business and could result in restrictions on our operations or civil or criminal liability.

Our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes are subject to various federal, state and local laws, orders and regulations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties or the imposition of injunctive relief.

Future compliance with laws and regulations, including environmental, production, transportation, sales, rate and tax rules and regulations, and any changes to such laws or regulations, may reduce our profitability. Such laws and regulations may require more stringent and costly waste handling, storage, transport, disposal or cleanup requirements, and could materially affect our operations and financial position, as well as those in the oil and natural gas industry in general.

Risks Relating to Energy Partners, Ltd.

Our substantial indebtedness and increased interest expense could impair our financial condition and our ability to fulfill our obligations.

As of December 31, 2007, we had total indebtedness of approximately $484.5 million. The increase in connection with the refinancing of our indebtedness and incurrence of additional indebtedness in April 2007 has increased our interest expense significantly. In addition, a significant portion of our indebtedness has a floating rate of interest, which may increase over time.

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

Our current operations are concentrated in the Gulf of Mexico Region, and a significant part of the value of our production and reserves is concentrated in two areas. Because of this concentration, any production problems or inaccuracies in reserve estimates related to these areas could impact our business adversely.

All of our current operations are concentrated in the Gulf of Mexico Region. We are more vulnerable to operational, regulatory and other risks associated with the Gulf of Mexico, including the risk of adverse weather conditions, than many of our competitors that are more geographically diversified because all or a substantial portion of our operations could experience the same condition at the same time.

During 2007, 54% of our net daily production came from our Greater Bay Marchand area and approximately 45% of our proved reserves were located in the fields that comprise this area. In addition, 13% of our net daily production came from our East Bay field and approximately 35% of our proved reserves were located on this property. If mechanical problems, storms or other events were to curtail a substantial portion of this production, our cash flow could be affected adversely. If the actual reserves associated with these properties are less than our estimated reserves, our business, financial condition or results of operations could be adversely affected.

Relatively short production life for Gulf of Mexico and Gulf Coast onshore region properties subjects us to higher reserve replacement needs.

Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. High production rates generally result in recovery of a relatively higher percentage of reserves from properties during the initial few years of production. All of our operations are presently in the Gulf of Mexico and Gulf Coast onshore regions. Production from reservoirs in the Gulf of Mexico region generally declines more rapidly than from reservoirs in many other producing regions of the world. As of December 31, 2007, our independent petroleum engineers estimate, that on average, 63% of our total proved reserves will be produced within 5 years. As a result, our reserve replacement needs from new investments are relatively greater than those of producers who recover lower percentages of their reserves over a similar time period, such as producers who have a portion of their reserves outside the Gulf of Mexico Region. We may not be able to develop, exploit, find or acquire additional reserves to sustain our current production levels or to grow. There can be no assurance that we will be able to grow production at rates we have experienced in the past. Our future oil and natural gas reserves and production, and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves.

Rapid growth may place significant demands on our resources.

We experienced rapid growth in our operations in the past and our operations may expand quickly in the future. Our rapid growth in the past has placed, and any future growth could place, a significant demand on our managerial, operational and financial resources due to:

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

To a large extent, we depend on the services of our chairman and chief executive officer, Richard A. Bachmann and other senior management personnel. The loss of the services of Mr. Bachmann or other senior management personnel could have an adverse effect on our operations. We do not maintain any insurance against the loss of any of these individuals.

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

A putative class action suit filed in 2006 by Thomas Farrington, a purported stockholder of ours, against us, all of our directors, one of our subsidiaries, and Stone Energy Corporation in the Delaware Chancery Court has been dismissed on the motion of all parties with no material impact on our financial position or results of operations.

On February 21, 2008, we entered into a plea agreement with the United States Department of Justice under which we pled guilty on that same date to one strict liability, misdemeanor violation of the River and Harbors Act in the United States District Court for the Eastern Division of Louisiana. The plea concludes the investigation announced in June 2007 into possible environmental violations at our East Bay field in late 2005 and early 2006. Under the plea agreement, we have paid a fine of $75,000 and have made a community service payment of $25,000 to a Louisiana state agency. As a part of the plea agreement, we are subject to inactive probation for one year. The foregoing actions represent the final resolution of this matter with all federal agencies involved with the investigation.

In the ordinary course of business, we are a defendant in various other legal proceedings. We do not expect our exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Richard A. Bachmann	63	Chairman and Chief Executive Officer
Joseph T. Leary	58	Executive Vice President and Chief Financial Officer
John H. Peper	55	Executive Vice President, General Counsel and Corporate Secretary
Thomas D. DeBrock	47	Senior Vice President—Exploration
Stephen D. Longon	50	Senior Vice President—Drilling, Engineering and Production
L. Keith Vincent	53	Senior Vice President—Acquisitions and Land

Richard A. Bachmann has been chief executive officer and chairman of the board of directors since our incorporation in January 1998 and also served as our president until May 2005. Mr. Bachmann began organizing our company in February 1997. From 1995 to January 1997, he served as director, president and chief operating officer of The Louisiana Land and Exploration Company (“LL&E”), an independent oil and natural gas exploration company. From 1982 to 1995, Mr. Bachmann held various positions with LL&E, including director, executive vice president, chief financial officer and senior vice president of finance and administration. From 1978 to 1981, Mr. Bachmann was treasurer of Itel Corporation. Prior to 1978, Mr. Bachmann served with Exxon International, Esso Central America, Esso InterAmerica and Standard Oil of New Jersey. He also serves as a director of Trico Marine Services, Inc., Tulane University Hospital & Clinic and Xavier University of Louisiana.

Joseph T. Leary joined us in August 2007 as executive vice president and chief financial officer. Mr. Leary has over 24 years of energy industry experience and was most recently with KCS Energy, Inc. (“KCS”) serving as its senior vice president and chief financial officer from 2003 until it was acquired by Petrohawk Energy Corporation in 2006. At KCS, he was responsible for corporate finance, accounting, treasury, insurance and information technology. Prior to his position with KCS, Mr. Leary was vice president of finance and treasurer at EEX Corporation from 1996 until 2002. From 1983 until 1996, he was employed by Enserch Corporation in a variety of finance and treasury management positions.

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

Thomas D. DeBrock, joined us in June 1998 as a senior geologist and was promoted to exploration manager, New Orleans in September 2004, vice president of exploration in August 2006 and senior vice president—exploration in August 2007. He has more than 23 years of energy industry experience in both the exploration and development efforts. Mr. DeBrock began his career with GTS Seismic Corporation, and then joined Odeco Oil and Gas working the Gulf of Mexico Shelf followed by a move to LL&E to work the Onshore area of South Louisiana. After the merger of LL&E with Burlington Resources, he joined W&T Offshore before joining us.

Stephen D. Longon joined us in July 2007 as senior vice president—drilling and engineering and in February 2008 was assigned additional responsibilities and was named senior vice president—drilling, engineering and production. He has over 28 years of energy industry experience and was most recently with Dominion Exploration & Production, Inc. (“Dominion”) in its New Orleans office serving as General Manager of Production and Operations, with responsibility for their operations on the Gulf of Mexico (“GOM”) Shelf, in the deepwater GOM and onshore South Louisiana. During his earlier years with Dominion, he played a key role in the integration and management of substantial resource assets in the Arklatex area, South Texas and the Texas Gulf Coast. Prior to his position with Dominion, Mr. Longon had served as manager in a variety of GOM operational roles for Vastar Resources, Inc. From 1979 to 1993, Mr. Longon worked for Atlantic Richfield Company in positions of increasing responsibility, primarily in the GOM and onshore Texas and south Louisiana.

L. Keith Vincent joined us as land manager in January 1999 and was appointed vice president, land and business development, in July 2000. In August 2007, he was promoted to senior vice president—land and business development and in February 2008 was assigned additional responsibilities and was appointed senior vice president—acquisitions. Mr. Vincent was vice president, land and legal, of Great River Oil & Gas Corporation from 1994 to October 1998. From October 1998 until joining us, Mr. Vincent was a self-employed sole proprietor performing contract work for various oil and gas exploration companies. During Mr. Vincent’s 28-year career, he also held various managerial positions with Davis Petroleum Corporation and Transco Exploration Company.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is listed on the New York Stock Exchange under the symbol “EPL.” The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by the New York Stock Exchange.

	High	Low
2006
First Quarter	$28.68	$20.62
Second Quarter	28.85	17.38
Third Quarter	25.75	16.37
Fourth Quarter	25.56	23.70
2007
First Quarter	24.52	16.97
Second Quarter	19.25	15.83
Third Quarter	18.04	12.04
Fourth Quarter	15.39	11.73
2008
First Quarter (through February 25, 2008)	12.71	10.30

On February 25, 2008 the last reported sale price of our common stock on the New York Stock Exchange was $12.25 per share.

As of February 25, 2008 there were approximately 125 holders of record of our common stock.

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

The graph below matches our cumulative 5-year total shareholder return on common stock with the cumulative total returns of the (i) S & P 500 index, (ii) our previous peer group, as used in 2006, composed of a customized peer group of eleven independent oil and natural gas exploration and production companies: ATP Oil & Gas Corp., Bois d’ Arc Energy Inc, Cabot Oil & Gas Corp., Comstock Resources Inc, Denbury Resources Inc., Houston Exploration Company, Meridian Resource Corp., Newfield Exploration Company, St. Mary Land & Exploration Company, Stone Energy Corp. and W & T Offshore Inc. and (iii) the new peer group which has been modified to remove Cabot Oil & Gas Corp., Comstock Resources, Inc., Denbury Resources Inc, Houston Exploration Company, Newfield Exploration Company and St. Mary Land & Exploration Company as they were either sold or their geographic area of operations is more diversified than ours with a lesser focus in our geographic area. These companies have been replaced by Callon Petroleum Company, Mariner Energy, Inc. and McMoRan Exploration Co. which we believe focus in a geographic area similar to ours and are companies that analysts would most likely use to compare with an investment in us. The graph tracks the performance of a $100 investment in our common stock, in the peer groups, and the index (with the reinvestment of all dividends) from 12/31/2002 to 12/31/2007.

*	$100 invested on 12/13/02 in stock or index-including reinvestment of dividends. Fiscal Year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
Energy Partners, Ltd.	100.00	129.91	189.44	203.64	228.22	110.37
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
New Peer Group	100.00	175.11	211.61	242.47	224.91	256.62
Old Peer Group	100.00	132.13	184.58	285.46	293.53	386.62

Item 6. Selected Financial Data

The following table shows selected consolidated financial data derived from our consolidated financial statements which are set forth in Item 8 of this Report. The data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$454,649	$449,550	$402,947	$295,447	$230,187
Income (loss) from operations(1)	(56,013)	(55,343)	132,027	86,068	58,560
Net income (loss)(2)	(79,955)	(50,400)	73,095	46,416	33,250
Net income (loss) available to common stockholders(3)	(79,955)	(50,400)	72,151	43,017	29,705
Basic net income (loss) per common share	$(2.32)	$(1.32)	$1.94	$1.31	$0.96
Diluted net income (loss) per common share	$(2.32)	$(1.32)	$1.79	$1.20	$0.93
Cash flows provided by (used in):
Operating activities	$293,889	$272,074	$269,969	$165,074	$136,702
Investing activities	(244,421)	(358,780)	(449,159)	(176,713)	(110,057)
Financing activities	(43,818)	83,131	92,442	784	77,631

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Total assets	$814,856	$1,003,845	$931,285	$647,678	$544,181
Long-term debt, excluding current maturities	484,501	317,000	235,000	150,109	150,317
Stockholders’ equity	101,970	372,269	394,593	315,049	261,485
Cash dividends per common share	—	—	—	—	—

(1)	The 2007, 2006 and 2005 income from operations includes business interruption insurance recoveries of $9.1 million, $32.9 million and $20.6 million respectively from deferred production at our covered fields resulting from Hurricanes Katrina and Rita.
(2)	The 2003 net income includes a cumulative effect of change in accounting principle resulting from the adoption of Statement 143, which increased net income $2.3 million, net of deferred income taxes of $1.3 million.
(3)	Net income (loss) available to common stockholders is computed by subtracting preferred stock dividends and accretion of discount of $0.9 million, $3.4 million and $3.5 million from net income (loss) for the years ended December 31, 2005, 2004 and 2003, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated in January 1998 and operate in a single segment as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the Shelf and deepwater Gulf of Mexico as well as the Gulf Coast onshore region, with a focus on our core properties and surrounding acreage in our Central and Eastern offshore areas.

We continue to strive towards implementing our long-term growth strategy to increase our oil and natural gas reserves and production while keeping our finding and development costs and operating costs competitive with our industry peers. We are implementing this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. We also evaluate acquisition opportunities outside of our core focus area as a complement to the drilling and development activities we have budgeted for that area. We also consider strategic divestiture opportunities from time to time. Our drilling program is predominately comprised of moderate risk, higher or moderate reserve potential opportunities, as well as some high risk, higher reserve potential opportunities and low risk, lower reserve potential opportunities, in order to achieve a balanced program of reserve and production growth.

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

We continue to generate prospects and strive to maintain an extensive inventory of drillable prospects in-house, and we are being exposed to new opportunities through relationships with industry partners. Our policy is to fund our exploration and development expenditures with internally generated cash flow, which allows us to preserve our balance sheet to finance acquisitions and other capital projects. However, from time to time during 2006 and 2007, we have used our bank credit facility to fund working capital needs as further discussed below.

On June 22, 2006, we entered into a Merger Agreement (the “Merger Agreement”) with Stone Energy Corporation (“Stone”), pursuant to which a wholly-owned subsidiary would acquire all of the shares of Stone for a combination of cash and stock valued at approximately $2.1 billion. Prior to entering into the Merger Agreement, Stone terminated its then existing merger agreement with Plains Exploration Company (“Plains”) on the same day. Under the terms of the terminated merger agreement between Stone and Plains, Plains was entitled to a termination fee of $43.5 million, which was advanced by us to Plains and was included in other assets in the Consolidated Balance Sheet at June 30, 2006. On August 28, 2006, Woodside Petroleum, Ltd. (“Woodside”) announced its intention to commence a tender offer (the “Woodside Tender Offer”), through its U.S. subsidiary ATS Inc., for all of our outstanding shares of common stock for $23.00 per share in cash subject to, among other conditions, our stockholders voting down the proposed Stone acquisition. The Woodside Tender Offer was commenced on August 31, 2006. On September 13, 2006, our board of directors (the “Board”), after review with our independent financial and legal advisors, rejected as inadequate the unsolicited conditional offer by Woodside and recommended that our stockholders not tender their shares. On October 12, 2006 we announced that we had terminated the Merger Agreement with Stone and that the Board had directed us, assisted by our financial advisors, to explore strategic alternatives to maximize stockholder value, including the possible sale of our Company. The Woodside Tender Offer expired in November 2006. On March 12, 2007 we announced that we had completed our strategic alternatives process and that we intended to initiate a self-tender offer for 8,700,000 of our common shares, refinance our bank credit facility and repurchase our 8.75% senior notes (the “Senior Notes”) through a concurrent debt tender and consent solicitation offer (the “Transactions”). In order to fund the Transactions, we undertook a placement of $450 million of Senior Unsecured Notes and entered into a new bank credit facility. In addition, we announced our plans to divest selected properties the proceeds from which would be used to reduce debt following the completion of the Transactions. In conjunction with the termination of the Merger Agreement, we paid $8.0 million to Stone, which was included in general and administrative expenses in the fourth quarter of 2006. In addition, the $43.5 million termination fee that was advanced to Plains in June 2006 on behalf of Stone was expensed in 2006 along with other merger and strategic alternatives related costs of $15.0 million. We incurred an additional $9.4 million of legal and financial advisory fees for the year ended December 31, 2007 related to the exploration of strategic alternatives and the tender offers.

On April 23, 2007 we refinanced our bank credit facility with a new $300 million revolving credit facility (the “bank credit facility”) with an initial availability of $225 million and a borrowing base of $200 million. Concurrently with the June 2007 sale of assets described below, the availability under the bank credit facility was automatically reduced to the $200 million borrowing base amount. At December 31, 2007, we had a borrowing base of $200 million and $30 million outstanding under the bank credit facility. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1.

On April 23, 2007 we completed an offering of $450 million aggregate principal amount of senior unsecured notes (the “Senior Unsecured Notes”), consisting of $300 million aggregate principal amount of 9.75% senior notes due 2014 (the “Fixed Rate Notes”), with interest payable semi-annually on April 15 and October 15 beginning on October 15, 2007, and $150 million aggregate principal amount of senior floating rate notes due 2013 (the “Floating Rate Notes”). The interest rate on the Floating Rate Notes for a particular interest period will be an annual rate equal to the three-month LIBOR plus 5.125%. Interest on the Floating Rate Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning in July of 2007. We may redeem the Senior Unsecured Notes, in whole or in part, prior to their maturity at specific redemption prices including premiums ranging from 4.875% to 0% from 2011 to 2013 and thereafter for the Fixed Rate Notes and premiums ranging from 2% to 0% from 2008 to 2010 and thereafter for the Floating Rate Notes. The indenture governing the Senior Unsecured Notes contains covenants, including but not limited to a covenant limiting the creation of liens securing indebtedness. The Senior Unsecured Notes are not subject to any sinking fund requirements. In November 2007 we consummated an exchange offer pursuant to which we exchanged registered senior unsecured notes having substantially identical terms as the privately placed Senior Unsecured Notes.

On May 4, 2007, we completed a cash tender offer for our $150 million 8.75% senior notes due 2010 (the “Senior Notes”). Approximately $145.5 million of these Senior Notes were repurchased and substantially all of their covenants have been removed.

On June 12, 2007, we sold substantially all of our onshore South Louisiana producing assets for $72.0 million in cash. After giving effect to closing adjustments, the net cash proceeds received totaled approximately $68.6 million. We used the proceeds to pay down a portion of our revolving credit facility. The estimated proved reserves of the disposed properties were approximately 2.1 Mmboe. The Company recorded a gain of $6.5 million on the sale. We have included the results of operations from the onshore South Louisiana assets sold in our consolidated financial statements through the closing date.

Effective April 2, 2007, we elected to discontinue hedge accounting on our existing contracts and elected not to designate any additional hedging contracts that were entered into subsequent to that date as cash flow hedges under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“Statement 133”) as amended. Derivative contracts are carried at their fair value on the consolidated balance sheet as Fair value of commodity derivative instruments and all unrealized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense) in the Statement of Operations and realized gains and losses related to contract settlements subsequent to April 2, 2007 will also be recognized in the same line in Other income (expense) in the Consolidated Statement of Operations.

On August 29, 2005 Hurricane Katrina made landfall south of New Orleans causing catastrophic damage throughout portions of the Gulf of Mexico and to portions of Alabama, Louisiana and Mississippi, including New Orleans. As a result of the devastating effects of the storm on New Orleans and surrounding areas, we established temporary headquarters at our Houston, Texas office. On September 24, 2005 Hurricane Rita made landfall in the United States on the Texas/Louisiana border between Sabine Pass, Texas and Johnson’s Bayou, Louisiana. This hurricane caused extensive damage throughout portions of the region, particularly to third party infrastructure such as pipelines and processing plants.

As a result of these two major hurricanes and three other hurricanes (the “Tropical Weather”) that traversed the Gulf of Mexico and adjacent land areas in 2005, nearly all of our production was shut in at one time or another during the third quarter of 2005 and into 2006. We have recognized a total of $62.6 million for business interruption recoveries of which $32.9 million and $20.6 million were recorded in the statement of operations in 2006 and fourth quarter of 2005, respectively and an additional $9.1 million was recorded in the first quarter of 2007 upon the final settlement of the Hurricane Katrina claim. All insurance receivables related to these hurricanes have been collected.

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

On January 20, 2005, we closed an acquisition of properties and reserves in south Louisiana for $149.6 million in cash, after adjustments for the exercise of preferential rights by third parties and closing adjustments. The entire purchase price was allocated to property and equipment. The terms of the acquisition did not contain any contingent consideration, options or future commitments. The acquisition was composed of nine fields, four of which were producing at the time of the closing through 14 wells with proved reserves in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

We have included the results of operations from the acquisitions discussed above from their respective closing dates and the disposition through its closing date. We experienced substantial revenue and production fluctuations as a result of these acquisitions through the period prior to the tropical weather discussed above. We experienced a production decrease in 2007 from the previously discussed asset divestiture. For the foregoing reasons these activities will affect the comparability of our historical results of operations with future periods.

Results of Operations

The following table presents information about our oil and natural gas operations.

	Years Ended December 31,
	2007	2006	2005
Net production (per day):
Oil (Bbls)	8,769	8,238	7,984
Natural gas (Mcf)	92,167	106,042	88,430
Total (Boe)	24,130	25,912	22,722
Average sales prices, excluding impact of derivatives:
Oil (per Bbl)	$66.78	$59.78	$49.60
Natural gas (per Mcf)	7.15	6.98	8.50
Total (per Boe)	51.59	47.57	46.42
Impact of derivatives (1):
Oil (per Bbl)	$(5.11)	$—	$(3.15)
Natural gas (per Mcf)	0.09	(0.02)	(0.24)
Oil & natural gas revenues (in thousands):
Oil	$213,751	$179,752	$135,359
Natural gas	240,589	269,434	266,646

Total	454,340	449,186	402,005
Average costs (per Boe):
Lease operating expense	$7.94	$6.22	$6.08
Depreciation, depletion and amortization	19.31	20.95	12.00
Accretion expense	0.51	0.48	0.50
Taxes, other than on earnings	1.12	1.44	1.25
General and administrative	7.01	12.70	5.21
Increase in oil and natural gas revenue (net of hedging) due to:
Change in prices of oil	$21,053	$38,850
Change in production volumes of oil	12,946	5,543

Total increase in oil sales	33,999	44,393
Change in prices of natural gas	$7,351	$(42,043)
Change in production volumes of natural gas	(36,196)	44,831

Total increase in natural gas sales	(28,845)	2,788

	As of December 31,
	2007	2006	2005
Total estimated net proved reserves:
Oil (Mbbls)	28,123	29,914	31,478
Natural gas (Mmcf)	103,118	170,123	166,949
Total (Mboe)	45,309	58,268	59,303
Standardized measure of discounted future net cash flows (in thousands)	$1,092,935	$893,474	$1,261,246

(1)	Included in other income and expense in our 2007 statement of operations, is an unrealized loss of $13.7 million due to the change in fair market value of contracts to be settled in the future and a gain of $0.6 million in contracts settled during the year. The 2006 and 2005 amounts are included in oil and natural gas revenue.

Revenues and Net Income

Our oil and natural gas revenues increased to $454.3 million in 2007 from $449.2 million in 2006. Although production decreased primarily due to the sale of substantially all of our onshore South Louisiana assets in June 2007 (approximately 3,175 Boe per day) combined with natural reservoir declines, we had a slight increase in oil production which had a higher price than natural gas on an equivalent basis, during the year as well as an increase in both oil and natural gas prices as illustrated in the above tables.

Our oil and natural gas revenues increased to $449.2 million in 2006 from $402.0 million in 2005. The increase in revenue for this period is primarily due to production levels restored from Tropical Weather related damage which adversely affected 2005 production, combined with increased oil prices as well as the commencement of production from new fields and additional wells in our South Timbalier 41 field. These increases were partially offset by natural reservoir declines as well as a decline in natural gas prices. Also included in 2006 income from operations was $32.9 million of business interruption insurance recoveries from deferred production at one of our fields resulting from Hurricane Katrina.

We had a net loss of $80.0 million in 2007 compared to a net loss of $50.4 million in 2006. The increased loss was largely due to higher lease operating expenses, exploration expenditures including dry hole costs and impairments, loss on derivative instruments and financing costs discussed below. This increased net loss was partially offset by general and administrative expense that was lower than for the year ended December 31, 2006, which included one time expensed costs of $54.5 million relating to the terminated Merger Agreement with Stone, and the $6.5 million gain recorded in 2007 on the sale of substantially all of our onshore South Louisiana assets in 2007.

We had a net loss of $50.4 million in 2006 compared to net income of $73.1 million in 2005. The decrease was due to impairments of $84.7 million combined with substantially higher general and administrative expenses due to the expensing of costs resulting from the termination of the merger agreement between Stone and Plains, the termination of the Merger Agreement as well as the additional legal and financial advisory costs associated with the unsolicited tender offer by Woodside to acquire all of our outstanding common stock and costs associated with our process of exploring strategic alternatives.

Operating Expenses

Operating expenses were impacted by the following:

•

Lease operating expense increased $11.1 million to $69.9 million in 2007. The increase is primarily a result of an increase in new wells coming on stream in new fields ($1.4 million), workover, maintenance and pipeline repair costs and equipment mobilization costs ($7.0 million), and various increases at fields with increased production. These increases were partially offset by the sale of our onshore Louisiana assets ($1.5 million decrease). Contributing to the increase on a per Boe basis were production declines from existing fields with fixed costs and the workover, maintenance and pipeline repair costs discussed.

Lease operating expense increased $8.4 million to $58.8 million in 2006. The increase is primarily a result of a general increase in production from new wells coming on stream in new fields, the continued increase in the cost of oilfield industry services combined with workover costs and uninsured repairs made during 2006. Also contributing to the increase was a gradual restart of storm shut-in production throughout 2006.

•

Exploration expenditures and dry hole costs increased $46.5 million to $98.2 million in 2007. The increase is primarily due to our decreased success rate and the increased average dollars expended on each exploratory well. The expense in 2007 is comprised of $87.1 million of costs for 11 exploratory wells or portions thereof which were found to be not commercially productive and $11.1 million of seismic expenditures and delay rentals.

Exploration expenditures and dry hole costs decreased $13.2 million to $51.7 million in 2006. The decrease is primarily due to our increased success rate and the decreased average dollars expended on each exploratory well. The expense in 2006 is comprised of $37.5 million of costs for six exploratory wells or portions thereof which were found to be not commercially productive and $14.2 million of seismic expenditures and delay rentals.

Our exploration expenditures, including dry hole charges, will vary depending on the amount of our capital budget dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

•

Impairments of properties of $114.9 million were taken throughout 2007. The expense was taken in 17 fields. Eight fields with a net book value of $79.4 million experienced mechanical difficulties or facility requirements and it was determined that significant capital would be needed to extend their economic lives and with our decreased capital budget in 2008 it was decided that this capital would be better deployed to projects with more potential. Another six fields with a net book value of $15.9 million underperformed and have fully depleted earlier than anticipated. The remaining three fields were determined to have future projected cash flows of less than their net book values due to performance issues and reserve revisions and therefore an impairment charge of $19.6 million was recorded to write down the assets to their fair value during 2007.

Impairments of properties of $84.7 million were taken during 2006. Substantially all of the expense was taken in eight fields, four of which were onshore assets acquired during an acquisition in January 2005. Three of these onshore fields along with three offshore fields experienced downward revisions of recoverable reserves at December 31, 2006. These revisions along with decreased oil and natural gas prices resulted in impairments of $52.1 million on these assets. The Company elected to release the lease on the remaining onshore field and one other offshore field experienced mechanical difficulties; it was determined that significant capital would be needed to extend its economic life and that this capital would be better deployed to projects with more potential. The net book value of these assets of $27.0 million was therefore written off during 2006.

•

Depreciation, depletion and amortization (“DD&A”) decreased $28.1 million to $170.1 million in 2007. The decrease was primarily due to the sale of substantially all of our onshore South Louisiana assets in June 2007 ($55.1 million) partially offset by increased DD&A our Greater Bay Marchand area are due to increased production and capital expenditures in 2007 ($31.8 million). There were other individually small fluctuations both positive and negative. Some fields carry a higher depreciation burden than others and fields in which more recent exploration and development activity has taken place reflect the effect of rising costs of oilfield industry services and capital goods; therefore, changes in the sources of our production will directly impact this expense.

Depreciation, depletion and amortization increased $98.7 million to $198.2 million in 2006. The increase was primarily due to increased production volumes ($14.5 million), a shift in the production contribution from our various fields causing a higher expense per Boe which translates into a $59.3 million increase as well as reserve revisions taken in several of our onshore properties at the end of 2005 that increased the depreciation burden from those fields on a total expense ($24.9 million) and per Boe basis. Some fields carry a higher depreciation burden than others and fields in which more recent exploration and development activity has taken place reflect the effect of rising costs of oilfield industry services and capital goods; therefore, changes in the sources of our production will directly impact this expense.

•

General and administrative expenses decreased $58.4 million to $61.7 million in 2007. The overall decrease was primarily attributable to one time expensed costs of $54.5 million incurred during 2006 relating to the terminated Merger Agreement with Stone as well as legal and financial advisory costs of $15.0 million in 2006 associated with the unsolicited Woodside offer and the ensuing strategic alternatives process. In 2007 we expensed approximately $9.4 million relating to financial and legal advisory fees related to the exploration of strategic alternatives and the unsolicited Woodside offer. In addition, included in this expense is stock based compensation of $9.4 million and $10.7 million in the years ended December 31, 2007 and 2006, respectively.

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

•

Taxes, other than on earnings, decreased $3.7 million to $9.9 million in 2007. This decrease was due to the sale of substantially all of our onshore South Louisiana assets in June 2007 partially offset by a sharp increase in oil prices during the year. Taxes, other than on earnings, increased $3.2 million to $13.6 million in 2006. This increase was due to the increase in oil prices during the year as well as an increase in the rate charged in 2006 compared to 2005. These taxes are expected to fluctuate from period to period depending on our production volumes from non-federal leases and the commodity prices received.

Other Income and Expense

Interest expense increased $21.6 million to $46.2 million in 2007. The increase is primarily attributable to the net increase in the average borrowings due to the issuance of the $450 million in aggregate principal amount of Senior Unsecured Notes in April 2007 offset by the repurchase of $145.5 million in aggregate principal amount of the $150 million 8.75% Senior Notes completed in May 2007 and combined with borrowings on our bank credit facility. Also included in the expense is a $2.3 million commitment fee paid in April 2007 for the availability of a bridge loan to facilitate the refinancings which was not utilized.

A loss on early extinguishment of debt for the refinancing of the bank credit facility and the repurchase of the Senior Notes of approximately $10.8 million was recorded during the year ended December 31, 2007. This loss includes the write-off of unamortized deferred financing costs related to the bank credit facility and the Senior Notes as well as the consent fees relating to the tender for the 8.75% Senior Notes.

Interest expense increased $6.5 million to $24.6 million in 2006. The increase was a result of an increase in the interest rate as well as the average borrowings under our bank credit facility in the year ended December 31, 2006 compared to the same period of 2005.

A loss on derivative instruments of $13.1 million representing both realized and unrealized losses was recognized in 2007 as compared to none recognized in 2006 due to the change in our method of accounting for derivatives during the second quarter of 2007.

Financial Condition, Liquidity and Capital Resources

The trend of increased revenues we have experienced through 2007 has continued to provide strong cash flows from operations, which totaled $293.9 million in 2007. We intend to fund our exploration and development expenditures from internally generated cash flows, which we define as cash flows from operations before consideration of changes in working capital plus total exploration expenditures. Our cash on hand at December 31, 2007 was $8.9 million. Our future internally generated cash flows will depend on our ability to maintain production and offset production declines in producing fields through our exploration and development program or acquisitions, as well as the prices of oil and natural gas. We may from time to time use the availability of our bank credit facility to balance working capital needs.

On April 23, 2007 we completed a refinancing of our bank credit facility with a new $300 million revolving credit facility (the “bank credit facility”) with an initial availability of $225 million and a borrowing base of $200 million. Concurrently with the sale of assets described previously, the availability under the bank credit facility was automatically reduced to the $200 million borrowing base amount. The bank credit facility is secured by substantially all of our assets. The bank credit facility permits both prime rate borrowings and London InterBank Offered Rate (“LIBOR”) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.00% to 2.5% above LIBOR and 0% to 0.50% above prime. In addition we pay an annual fee on the unused portion of the bank credit facility ranging between 0.25% to 0.50% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio, as defined by our bank credit facility, of 1.0x, (ii) maintain a minimum Consolidated EBITDAX to interest ratio, as defined by our bank credit facility, of 2.5x, and (iii) maintain a ratio of long-term debt to Consolidated EBITDAX below 3.5x, which decreases to 3.0x after April 1, 2008. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1. On April 30, 2007 we borrowed $70 million under our bank credit facility to fund a portion of the equity self-tender offer and have since repaid a portion. As of February 25, 2008, we had a borrowing base of $200 million and $35 million outstanding under our bank credit facility. We were in compliance with the bank credit facility covenants as of December 31, 2007. We expect our borrowing base to decrease on the next determination date due to our reduction in proved reserves in 2007.

Also on April 23, 2007 we completed an offering of $450 million aggregate principal amount of Senior Unsecured Notes, consisting of $300 million aggregate principal amount of 9.75% Fixed Rate Notes due 2014, with interest payable semi-annually on April 15 and October 15 beginning on October 15, 2007, and $150 million aggregate principal amount of Floating Rate Notes due 2013. The interest rate on the Floating Rate Notes for a particular interest period will be an annual rate equal to the three-month LIBOR plus 5.125%. Interest on the Floating Rate Notes are payable quarterly on January 15, April 15, July 15 and October 15, beginning in July of 2007. We may redeem the Senior Unsecured Notes, in whole or in part, prior to their maturity at specific redemption prices including premiums ranging from 4.875% to 0% from 2011 to 2013 and thereafter for the Fixed Rate Notes and premiums ranging from 2% to 0% from 2008 to 2010 and thereafter for the Floating Rate Notes. The indenture governing the Senior Unsecured Notes contains covenants, including but not limited to, a covenant limiting the creation of liens securing indebtedness. The Senior Unsecured Notes are not subject to any sinking fund requirements. In November 2007 we consummated an exchange offer pursuant to which we exchanged registered senior unsecured notes having substantially identical terms as the privately placed Senior Unsecured Notes.

On May 4, 2007, we completed a cash tender offer for our Senior Notes. Approximately $145.5 million of these $150 million 8.75% Senior Notes were repurchased and substantially all of their covenants have been removed.

Net cash of $244.4 million used in investing activities in 2007 consisted primarily of oil and natural gas exploration and development expenditures offset by proceeds of $68.6 million from the sale of onshore South Louisiana oil and natural gas assets in June 2007 and proceeds of $19.6 million from the settlement of our Hurricane Rita insurance claim in March 2007. Exploration expenditures incurred are excluded from operating cash flows and included in investing activities, unless the expenditures do not result in the acquisition of an asset, such as geological and geophysical costs, costs of carrying and retaining undeveloped properties, and dry hole costs. During 2007, we completed 23 drilling projects and 26 recompletion/workover projects, 36 of which were successful. During 2006, we completed 28 drilling projects and 35 recompletion/workover projects, 49 of which were successful and two of which are under evaluation.

Our 2008 capital exploration and development budget is focused on moderate risk exploratory activities on undeveloped leases and our proved properties combined with exploitation and development activities on our proved properties, and does not include acquisitions. We continue to manage our portfolio in order to maintain an appropriate risk balance between low risk development and exploitation activities, moderate risk exploration opportunities and higher risk, higher potential exploration opportunities. Our exploration and development budget for 2008 is currently approved for up to $200 million. During 2007, capital and exploration expenditures were approximately $322.9 million inclusive of $5.6 million in asset retirement obligations. The level of our budget is based on many factors, including results of our drilling program, oil and natural gas prices, availability of operating cash flows, industry conditions, participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, may increase or decrease total 2008 capital expenditures.

In June 2007, we sold substantially all of our onshore South Louisiana assets for $68.6 million after closing adjustments. We have used the proceeds to pay down a portion of our bank credit facility. We have also been marketing selected offshore assets but can give no assurance of the occurrence or timing of any such sale or sales of the assets being so marketed or to the value we may receive.

In addition, the Board authorized an open market share repurchase program of up to $50 million through April 2008, subject to business and market conditions and any debt covenants restricting such repurchases. We may use borrowings under our bank credit facility to fund the repurchase program. As of February 25, 2008, 59,500 shares had been purchased for $0.8 million pursuant to this authorization.

We currently have on file a universal shelf registration statement which allows us to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with a size, price and terms to be determined at the time of sale. We have no immediate plans to enter into transactions under this registration statement, but plan to use the proceeds of any future offering under this registration statement for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital.

We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active exploration and development program and merger and acquisition related fees. We believe that internally generated cash flows will be sufficient to meet our budgeted capital requirements for at least the next twelve months. Availability under the bank credit facility will continue to be used to balance short-term fluctuations in working capital requirements. We may use excess available cash flow to reduce our outstanding borrowings, including the redemption when permitted or the repurchase in the marketplace or in privately negotiated transactions of Senior Unsecured Notes; however, additional financing may be required in the future to fund our growth.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the contractual commitments and commercial obligations that affect our financial condition and liquidity position as of December 31, 2007:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter
	(In thousands)
Long-term debt	$484,501	$—	$4,501	$30,000	$450,000
Interest attributable to all long-term debt(1)	276,923	47,284	94,404	90,479	44,756
Operating leases	13,145	2,268	2,944	2,644	5,289
Unconditional purchase obligations	544	544	—	—	—
Other long-term liabilities	1,505	—	—	—	1,505

Total contractual obligations	$776,618	$50,096	$101,849	$123,123	$501,550

(1)	The interest attributable to the bank credit facility was calculated using its December 31, 2007 outstanding balance and its weighted average interest rate on that date.

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

Derivative Activities

We enter into derivative transactions with major financial institutions and others to reduce exposure to fluctuations in the price of oil and natural gas. We also distribute our derivative transactions to a variety of financial institutions to reduce our exposure to counterparty credit risk. We primarily use financially-settled crude oil and natural gas zero-cost collars and put options to provide floor prices with varying upside price participation. Our derivative instruments are benchmarked to the New York Mercantile Exchange (“NYMEX”) West Texas Intermediate crude oil contracts and Henry Hub natural gas contracts. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price of the collar. With a put option, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the strike price of the put and we have no obligation to the counterparty except for the payment of any option premium. On occasion, we have incorporated floors and/or collars into our production sales contracts which are settled under conventional marketing terms. We had the following derivative contracts as of December 31, 2007:

Natural Gas Positions
		Strike Price	Volume (Mmbtu)
Remaining Contract Term	Contract Type	($/Mmbtu)	Daily	Total
01/08 - 03/08	Collar	$6.89/$17.24	35,000	3,185,000
04/08 - 06/08	Collar	$6.50/$11.15	20,000	1,820,000
11/08 - 12/08	Collar	$6.82/$15.38	20,000	1,220,000
01/09 - 03/09	Collar	$6.75/$17.15	10,000	900,000

Crude Oil Positions
		Strike Price	Volume (Bbls)
Remaining Contract Term	Contract Type	($/Bbl)	Daily	Total
01/08 - 06/08	Collar	$55.00/$84.68	3,000	546,000
07/08 - 09/08	Put	$55.00	2,000	184,000
07/08 - 10/08	Collar	$55.00/$85.65	500	61,500
11/08 - 12/08	Collar	$55.00/$86.80	2,500	152,500
01/09 - 06/09	Collar	$55.00/$87.17	3,000	543,000

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

Our hedged volume as of December 31, 2007 approximated 26% of our estimated production from proved reserves through the balance of the terms of the contracts. As of April 2, 2007, we elected to discontinue cash flow hedge accounting and therefore, not to designate any commodity derivative contracts as cash flow hedges under Statement 133. All derivative contracts are carried at their fair value on the consolidated balance sheet as assets or liabilities. Accordingly we recognize all unrealized and realized gains and losses related to these contracts in the statement of operations as income or expense.

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

It is typical for companies that have an active exploratory drilling program, as we do, to incur dry hole costs. During the last three years we have drilled 91 exploration wells, of which 34 were considered dry holes. Our dry hole costs charged to expense during this period totaled $176.6 million out of total exploratory drilling costs of $587.6 million. It is impossible to predict future dry holes; however we expect to continue to have dry hole costs in the future which will vary depending on the amount of our capital dedicated to exploration activities and on the level of success of our exploratory program.

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

At December 31, 2007, proved oil and natural gas reserves were 45.3 million barrels of oil-equivalent (“Mmboe”). Approximately 71% of our proved reserves are classified as either proved undeveloped or proved developed non-producing reserves. Most of our proved developed non-producing reserves are “behind pipe” and will be produced after depletion of another horizon in the same well. Approximately

16% of total proved reserves are categorized as proved undeveloped reserves. As of December 31, 2007, 18% of our proved undeveloped reserves were under development and expected to become proved developed within one year.

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

The computation of the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at December 31, 2007 was based on period-end prices of $6.98 per Mcf for natural gas and $94.76 per barrel for crude after adjusting the West Texas Intermediate posted price per barrel and the Gulf Coast spot market price per Mmbtu for energy content, quality, transportation fees, and regional price differentials for each property. We estimated the costs based on the current year costs incurred for individual properties or similar properties if a particular property did not have production during the prior year.

•

Depletion, Depreciation, and Amortization of Oil and Natural Gas Properties—We calculate DD&A using the estimates of proved oil and natural gas reserves previously discussed in these critical accounting policies. We segregate the costs for depletable units and record DD&A for these property costs separately using the units of production method. The units of production method is calculated as the ratio of (1) actual volumes produced to (2) total proved developed reserves (those proved reserves recoverable through existing wells with existing equipment and operating methods), or total proved reserves in the case of leasehold costs applied to (3) applicable asset cost. The volumes produced and asset cost are known, and while proved developed reserves are reasonably certain, they are based on estimates that are subject to some variability. This variability can result in net upward or downward revisions of proved developed reserves in existing fields, as more information becomes available through research and production and as a result of changes in economic conditions.

Our revisions in each of the years 2002 through 2004, in each case either positive or negative, had been less than 5% of total proved reserves on a Boe basis, however in 2005 our negative revisions of 4.0 Mmboe represented 7.5% of our total reserves. These revisions included a downward revision of 5.4 Mmboe primarily related to the proved undeveloped reserves acquired in the South Louisiana onshore acquisition in January 2005. Such revisions were derived primarily from the results of actual drilling activity in 2005. In 2006 we had net positive reserve revisions of 231 Mboe and in 2007 we had downward revisions of 5.3 Mmboe, which is net of positive revisions of 1.4 Mmboe. The negative revisions were a combination of performance revisions and the removal of 4.1 Mmboe of proved reserves on impaired fields due primarily to the decision not to perform well work to restore the related wells to productive status. While the revisions we have made in the past are an indicator of variability, they have had a minimal impact on the units of production rates because they have been low compared to our reserve base or relate to fields just coming on production. Historical revisions are not necessarily indicative of future variability.

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

We base our assessment of possible impairment using our best estimate of future prices, costs and expected net cash flow generated by a property. We estimate future prices based on management’s expectations and escalate both the prices and the costs for inflation if appropriate. In the event net undiscounted cash flow is less than the carrying value of an asset, an impairment loss is indicated. We then measure the impairment expense as the difference between the net book value of the asset and its estimated fair value measured by discounting the future net cash flow from the property at an appropriate rate. Actual prices, costs, discount rates, and net cash flow may vary from our estimates. An estimate as to the sensitivity to earnings resulting from impairment reviews and impairment calculations is not practicable, given the broad range in the cost structure of our oil and natural gas assets and the number of assumptions involved in the estimates. That is, favorable changes to some assumptions may avoid the need to impair any assets, whereas unfavorable changes might cause some assets to become impaired but not others. We recognized impairment expense of $114.9 million, $84.7 million and $17.9 million in the years ending December 31, 2007, 2006 and 2005.

The impairment expense related to 17 fields during 2007. Eight fields with a net book value of $79.4 million have experienced mechanical difficulties or facility requirements and it was determined that significant capital would be needed to extend their economic lives and with our decreased capital budget in 2008 it was decided that this capital would be better deployed to projects with more potential. Another six fields with a net book value of $15.9 million under performed and have fully depleted earlier than anticipated. The remaining three fields were determined to have future projected cash flows of less than their net book values due to performance issues and reserve revisions and therefore an impairment charge of $19.6 million was recorded to write down to their fair value during 2007.

Substantially all of the impairment expense in 2006 related to eight fields, four of which were onshore assets acquired during an acquisition in January of 2005. Three of these onshore fields along with three offshore fields experienced downward revisions of recoverable reserves at December 31, 2006. These revisions along with decreased oil and natural gas prices resulted in impairments of $52.1 million on these assets. The Company elected to release the lease on the remaining onshore field and one other offshore field experienced mechanical difficulties, it was determined that significant capital would be needed to extend their economic lives and that this capital would be better deployed to projects with more potential. The net book value of these assets of $27.0 million was therefore written off during 2006.

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

•

Share-Based Compensation—In the first quarter of 2006, we adopted Statement 123(R), which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during 2007 was $9.6 million. Determining the appropriate fair-value model and calculating the fair value of employee stock options requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of Statement 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.

We currently use historical volatility rather than implied volatility which is based on options freely traded in the open market, as the activity level for traded options was not sufficient to estimate implied volatility in 2007. We use the midpoint scenario to estimate expected term allowed by the SEC’s Staff Accounting Bulletin 107, in order to leverage as much actual exercise and post-vesting cancellation history as is available. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

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

New Accounting Policies

In December 2007, the FASB issued Statement of Accounting Standards No. 141R, “Business Combinations” (“Statement 141R”). Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing what impact Statement 141R may have on our financial position, results of operations or cash flows should we complete a business combination after the effective date of Statement 141R.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement 157 does not require any new fair value measurements. However, for some entities, the application of Statement 157 will change current practice. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing what impact Statement 157 may have on our financial position, results of operations or cash flows and anticipate that additional disclosures may be required.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank credit facility and on our Floating Rate Notes. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2007, $180 million of our long-term debt had variable interest rates while the remaining long-term debt had fixed interest expense. If the market interest rates had averaged 1% higher during 2007, interest rates for the period on variable rate debt outstanding during the period would have increased, and net income before income taxes would have decreased by approximately $2.0 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower during 2007, interest expense for the period on variable rate debt would have decreased, and net income before income taxes would have increased by approximately $2.0 million.

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

We use derivative instruments to manage commodity price risks associated with future oil and natural gas production. As of December 31, 2007, we had the following crude oil and natural gas contracts in place:

Natural Gas Positions
Remaining Contract Term	Contract Type	Strike Price	Volume (Mmbtu)
		($/Mmbtu)	Daily	Total
01/08 - 03/08	Collar	$6.89/$17.24	35,000	3,185,000
04/08 - 06/08	Collar	$6.50/$11.15	20,000	1,820,000
11/08 - 12/08	Collar	$6.82/$15.38	20,000	1,220,000
01/09 - 03/09	Collar	$6.75/$17.15	10,000	900,000

Crude Oil Positions
Remaining Contract Term	Contract Type	Strike Price	Volume (Bbls)
		($/Bbl)	Daily	Total
01/08 - 06/08	Collar	$55.00/$84.68	3,000	546,000
07/08 - 09/08	Put	$55.00	2,000	184,000
07/08 - 10/08	Collar	$55.00/$85.65	500	61,500
11/08 - 12/08	Collar	$55.00/$86.80	2,500	152,500
01/09 - 06/09	Collar	$55.00/$87.17	3,000	543,000

Volumes covered under these contracts as of December 31, 2007 approximated 26% of our estimated production from proved reserves through the balance of the terms of the contracts. As of April 2, 2007, we elected to discontinue hedge accounting and therefore, not to designate any commodity derivative contracts as cash flow hedges under Statement 133. All derivative contracts are carried at their fair value on the consolidated balance sheet as assets or liabilities. Accordingly we recognize all unrealized and realized gains and losses related to these contracts in the statement of operations as income or expense.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on fair value of our derivative instruments. At December 31, 2007 and 2006, the potential change in the fair value of commodity derivative instruments assuming a 10% increase in the underlying commodity price was a $9.6 million and $1.1 million increase in the combined estimated loss, respectively.

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

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. No matter how well designed, there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our independent registered public accounting firm has issued an audit report on our internal control over financial reporting. Their report appears on the following page.

Richard A. Bachmann	Joseph T. Leary
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Energy Partners, Ltd.:

We have audited Energy Partners, Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Energy Partners, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Energy Partners, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Partners, Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

New Orleans, Louisiana

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Energy Partners, Ltd.:

We have audited the accompanying consolidated balance sheets of Energy Partners, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Partners, Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Standards (SFAS) No. 123(R), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Partners, Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New Orleans, Louisiana

February 28, 2008

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$8,864	$3,214
Trade accounts receivable	52,139	74,132
Other receivables	—	58,269
Deferred tax assets	3,865	1,387
Prepaid expenses	1,640	3,570

Total current assets	66,508	140,572

Property and equipment, at cost under the successful efforts method of accounting for oil and natural gas properties	1,547,003	1,527,304
Less accumulated depreciation, depletion and amortization	(824,397)	(680,845)

Net property and equipment	722,606	846,459

Other assets	15,556	13,029
Deferred financing costs—net of accumulated amortization of $2,100 in 2007 and $6,302 in 2006	10,186	3,785

	$814,856	$1,003,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,369	$47,154
Accrued expenses	104,555	133,198
Fair value of commodity derivative instruments	9,124	1,552

Total current liabilities	128,048	181,904

Long-term debt	484,501	317,000
Deferred tax liabilities	20,880	62,451
Asset retirement obligation	73,350	68,767
Fair value of commodity derivative instruments	4,602	—
Other	1,505	1,453

	712,886	631,575

Stockholders’ equity:
Preferred stock, $1 par value. Authorized 1,700,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share. Authorized 100,000,000 shares; issued: 2007—43,980,644 shares; 2006—42,501,726 shares; outstanding, net of treasury shares: 2007—31,740,658 shares; 2006—39,021,912 shares	441	425
Additional paid-in capital	374,874	365,313
Accumulated other comprehensive loss—net of deferred taxes of $558 in 2006	—	(994)
Retained earnings (accumulated deficit)	(14,989)	64,966
Treasury stock, at cost. 2007—12,239,986 shares; 2006—3,479,814 shares	(258,356)	(57,440)

Total stockholders’ equity	101,970	372,270

Commitments and contingencies
	$814,856	$1,003,845

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005
Revenue:
Oil and natural gas	$454,340	$449,186	$402,005
Other	309	364	942

	454,649	449,550	402,947

Costs and expenses:
Lease operating	69,919	58,808	50,431
Transportation	2,441	2,028	1,051
Exploration expenditures and dry hole costs	98,209	51,745	64,937
Impairment of properties	114,913	84,680	17,907
Depreciation, depletion and amortization	170,083	198,162	99,524
Accretion	4,458	4,572	4,125
General and administrative	61,724	120,113	43,205
Taxes, other than on earnings	9,900	13,632	10,372
Gain on insurance recoveries	(8,084)	—	—
(Gain) loss on sale of assets	(6,605)	969	—
Other	2,788	3,053	—

Total costs and expenses	519,746	537,762	291,552

Business interruption recovery	9,084	32,869	20,632
Income (loss) from operations	(56,013)	(55,343)	132,027

Other income (expense):
Interest income	1,585	1,428	781
Interest expense	(46,213)	(24,570)	(18,121)
Gain (loss) on derivative instruments	(13,083)	—	—
Loss on early extinguishment of debt	(10,838)	—	—

	(68,549)	(23,142)	(17,340)

Income (loss) before income taxes	(124,562)	(78,485)	114,687

Income taxes	44,607	28,085	(41,592)

Net income (loss)	(79,955)	(50,400)	73,095

Less dividends earned on preferred stock and accretion of discount	—	—	(944)

Net income (loss) available to common stockholders	$(79,955)	$(50,400)	$72,151

Basic earnings (loss) per share	$(2.32)	$(1.32)	$1.94

Diluted earnings (loss) per share	$(2.32)	$(1.32)	$1.79

Weighted average common shares used in computing income (loss) per share:
Basic	34,501	38,313	37,097
Incremental common shares
Preferred stock	—	—	544
Stock options	—	—	852
Warrants	—	—	1,954
Restricted share units	—	—	257
Performance shares	—	—	55

Diluted	34,501	38,313	40,759

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	PREFERRED STOCK SHARES	PREFERRED STOCK	TREASURY STOCK SHARES	TREASURY STOCK	COMMON STOCK SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED OTHER COMPREHENSIVE INCOME	RETAINED EARNINGS (DEFICIT)	TOTAL
Balance at December 31, 2004	344	$33,504	3,480	$(57,378)	36,618	$367	$296,460	$(1,119)	$43,215	$315,049

Stock purchase, compensation and incentive plans, net	—	—	(6)	(54)	28	—	9,720	—	—	9,666
Exercise of common stock options	—	—	—	—	761	8	7,966	—	—	7,974
Equity offering costs	—	—	—	—	—	—	(87)	—	—	(87)
Conversion of warrants into common stock	—	—	—	—	22	—	19	—	—	19
Conversion of preferred stock	(344)	(34,448)	—	—	4,033	40	34,408	—	—	—
Accretion of discount on preferred stock	—	944	—	—	—	—	—	—	(944)	—
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	73,095	73,095
Fair value of commodity derivative instruments	—	—	—	—	—	—	—	(11,500)	—	(11,500)

Comprehensive income										61,595

Other	—	—	—	—	5	—	377	—	—	377

Balance at December 31, 2005	—	—	3,474	(57,432)	41,467	415	348,863	(12,619)	115,366	394,593

Stock purchase, compensation and incentive plans, net	—	—	6	(8)	151	2	10,496	—	—	10,490
Exercise of common stock options	—	—	—	—	26	—	261	—	—	261
Conversion of warrants into common stock	—	—	—	—	834	8	1,825	—	—	1,833
Reclass of performance shares into equity	—	—	—	—	—	—	3,126	—	—	3,126
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(50,400)	(50,400)
Fair value of commodity derivative instruments	—	—	—	—	—	—	—	11,625	—	11,625

Comprehensive loss										(38,775)

Other	—	—	—	—	24	—	742	—	—	742

Balance at December 31, 2006	—	—	3,480	(57,440)	42,502	425	365,313	(994)	64,966	372,270

Stock purchase, compensation and incentive plans, net	—	—	1	—	181	4	6,870	—	—	6,874
Exercise of common stock options	—	—	—	—	44	—	468	—	—	468
Conversion of warrants into common stock	—	—	—	—	1,167	12	297	—	—	309
Purchase of shares into treasury	—	—	8,759	(200,916)	—	—	—	—	—	(200,916)
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	(79,955)	(79,955)
Fair value of commodity derivative instruments	—	—	—	—	—	—	—	994	—	994

Comprehensive loss										(78,961)

Other	—	—	—	—	87	—	1,926	—	—	1,926

Balance at December 31, 2007	—	$—	12,240	$(258,356)	43,981	$441	$374,874	$—	$(14,989)	$101,970

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(79,955)	$(50,400)	$73,095
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	170,083	198,162	99,524
Accretion	4,458	4,572	4,125
(Gain) loss on disposal of assets and other	(5,083)	4,047	(777)
Non cash-based compensation	8,521	11,038	6,817
Non cash loss on early extinguishment of debt	3,398	—	—
Deferred income taxes	(44,607)	(27,452)	41,242
Exploration expenditures	87,102	38,288	52,206
Impairment of properties	114,913	84,161	17,720
Amortization of deferred financing costs	1,380	1,133	995
Unrealized loss on derivative contracts	13,726	—	—
Gain on insurance recoveries	(8,084)	—	—
Other	1,927	1,587	966

Changes in operating assets and liabilities:
Trade accounts receivable	23,542	2,390	(18,985)
Other receivables	58,269	(8,966)	(43,703)
Prepaid expenses	1,930	(391)	(894)
Other assets	(2,529)	283	(2,338)
Accounts payable and accrued expenses	(51,449)	13,599	40,073
Other liabilities	(3,653)	23	(97)

Net cash provided by operating activities	293,889	272,074	269,969

Cash flows used in investing activities:
Acquisition of business, net of cash acquired	—	(420)	(863)
Insurance recoveries for property, plant and equipment	19,574	—	—
Property acquisitions	(7,346)	(15,897)	(193,115)
Exploration and development expenditures	(323,846)	(341,936)	(254,900)
Other property and equipment additions	(1,402)	(527)	(1,723)
Proceeds from sale of oil and gas assets	68,599	—	1,442

Net cash used in investing activities	(244,421)	(358,780)	(449,159)

Cash flows from (used in) financing activities:
Deferred financing costs	(11,178)	(853)	(357)
Repayments of long-term debt	(530,499)	(73,109)	(63,108)
Proceeds from long-term debt	698,000	155,000	148,000
Purchase of shares into treasury	(200,916)	—	—
Equity offering costs	—	—	(87)
Exercise of stock options and warrants	775	2,093	7,994

Net cash provided by (used in) financing activities	(43,818)	83,131	92,442

Net increase (decrease) in cash and cash equivalents	5,650	(3,575)	(86,748)
Cash and cash equivalents at beginning of year	3,214	6,789	93,537

Cash and cash equivalents at end of year	$8,864	$3,214	$6,789

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

(b) Property and Equipment

The Company uses the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. Effective July 1, 2005, the Company adopted Financial Accounting Standards Board Staff Position FAS 19-1, “Accounting for Suspended Well Costs” (FSP 19-1). FSP 19-1 amended Statement of Financial Accounting Standards No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies” (Statement 19), to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project. If both of these requirements are not met, the costs would be expensed. Upon adoption, the Company evaluated all existing capitalized well costs under the provisions of FSP 19-1 and determined there was no impact to the Company’s consolidated financial statements. Geological and geophysical costs are charged to expense as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion, depreciation and amortization are eliminated from the property accounts, and the resulting gain or loss is recognized.

(c) Asset Retirement Obligation

The Company accounts for its Asset Retirement Obligations in accordance with Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the plugging, dismantlement, removal, site reclamation and similar activities of its oil and natural gas properties.

(d) Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period that includes the enactment date.

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

(g) Revenue Recognition

The Company records revenues from the sales of oil and natural gas when the product is delivered at a determinable price, title has transferred and collectibility is reasonably assured. When the Company has an interest with other producers in properties from which natural gas is produced, the Company uses the entitlement method for recording natural gas sales revenue. Under this method of accounting, revenue is recorded based on the Company’s net working interest in field production. Deliveries of natural gas in excess of the Company’s working interest are recorded as liabilities and under-deliveries are recorded as receivables. The Company had natural gas imbalance receivables of $0.2 million and $0.3 million at December 31, 2007 and 2006, respectively and had liabilities of $2.9 million and $0.5 million at December 31, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Statements of Cash Flows

For purposes of the statements of cash flows, highly-liquid investments with original maturities of three months or less are considered cash equivalents. At December 31, 2007 and 2006, interest-bearing cash equivalents were approximately $15.9 million and $10.7 million, respectively. Expenditures for exploratory dry holes incurred are excluded from operating cash flows and included in investing activities.

(i) Derivative Activities

The Company enters into derivative transactions with major financial institutions and others to reduce exposure to fluctuations in the price of oil and natural gas. The Company also distributes its derivative transactions to a variety of financial institutions to reduce its exposure to counterparty credit risk. The Company primarily uses financially-settled crude oil and natural gas zero-cost collars and put options to provide floor prices with varying upside price participation. With a zero-cost collar, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the floor price of the collar, and we are required to make a payment to the counterparty if the settlement price for any settlement period is above the cap price of the collar. With a put option, the counterparty is required to make a payment to us if the settlement price for any settlement period is below the strike price of the put and we have no obligation to the counterparty except for the payment of any option premium. On occasion, the Company incorporates floors and/or collars into our production sales contracts which are settled under conventional marketing terms. Accounting and reporting standards require that derivative instruments, including certain derivative instruments embedded in other contracts, be recorded at fair market value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations. For derivative instruments designated as cash-flow hedges, changes in fair value, to the extent the hedge is effective, would be recognized in other comprehensive income (a component of stockholders’ equity) until the forecasted transaction is settled, when the resulting gains and losses will be recorded in oil and natural gas revenue. Hedge ineffectiveness is measured at least quarterly based on the changes in fair value between the derivative contract and the hedged item. Any change in fair value resulting from ineffectiveness, would be charged currently to other revenue. The Company accounted for its derivative instruments in this manner through April 2, 2007 when it elected to discontinue hedge accounting on its existing contracts and elected not to designate any additional hedging contracts that were entered into subsequent to that date as cash flow hedges under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (Statement 133”), as amended. Derivative contracts are carried at their fair value on the consolidated balance sheet as Fair value of commodity derivative instruments and all unrealized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense) in the Statement of Operations and realized gains and losses related to contract settlements subsequent to April 2, 2007 will also be recognized in the same line in Other income (expense) in the Consolidated Statement of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2006, the company adopted the fair-value recognition provisions of Statement of Financial Standards No. 123 (R), “Share Based Payment” (Statement 123(R)), using the modified prospective transition method. Under this method, stock-based compensation expense for the year ended December 31, 2007 includes:

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

Prior to the adoption of Statement No. 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its consolidated statements of cash flows. In accordance with Statement 123(R), the Company is now required to report the excess tax benefits from the exercise of stock options as financing cash flows. For the year ended December 31, 2007 and 2006, no excess tax benefits were reported in the statement of cash flows as the Company is in a net operating loss carryforward position. See note 14 for additional disclosures.

(k) Allowance for Doubtful Accounts

The Company routinely assesses the recoverability of all material trade and other receivables to determine their collectibility. Many of the Company’s receivables are from joint interest owners on properties of which the Company is the operator. Thus, the Company may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. The Company’s crude oil and natural gas receivables are typically collected within two months. The Company accrues an allowance on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any allowance may be reasonably estimated. As of December 31, 2007 and 2006, the Company had no allowance for doubtful accounts balances.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Common Stock

On March 12, 2007, the Company’s Board concluded its strategic alternatives process, as discussed in note 5, which resulted in, among other things, an equity self-tender offer for up to 8,700,000 shares of its common stock at $23.00 per share and the authorization for the repurchase of up to $50 million of its common stock during the one year period following the completion of the equity self tender offer, subject to business and market conditions and any debt covenants restricting such repurchases. On April 23, 2007 the Company completed the equity self-tender offer and purchased 8,700,000 million shares of its common stock. In addition, during the year ended December 31, 2007 the Company acquired 59,500 shares of its common stock for $0.8 million, at an average price of $13.71 per share in its stock repurchase program. All of these shares are reflected in treasury stock in the Consolidated Balance Sheets.

(4) Supplemental Cash Flow Information

The following is supplemental cash flow information:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Interest paid	$42,982	$23,084	$18,121
Income taxes paid, net of refunds	$—	$350	$350

The following is supplemental disclosure of non-cash financing activities:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Accretion of preferred stock	$—	$—	$944
Conversion of preferred stock	$—	$—	$34,448
Restricted share units	$1,010	$879	$805

(5) Mergers and Acquisitions

On June 22, 2006, the Company entered into an agreement and plan of merger (the Merger Agreement) with Stone Energy Corporation (Stone), pursuant to which EPL Acquisition Corp. LLC, a wholly-owned subsidiary of the Company, would acquire all of the shares of Stone for a combination of cash and stock valued at approximately $2.1 billion. Prior to entering into the Merger Agreement, Stone terminated its then existing merger agreement with Plains Exploration and Production Company (Plains) on the same day. As required under the terms of the terminated merger agreement between Stone and Plains, Plains was entitled to a termination fee of $43.5 million, which was advanced by the Company to Plains and was included in other assets in the Consolidated Balance Sheet. On August 28, 2006, Woodside Petroleum, Ltd. (Woodside) announced its intention to commence a tender offer, through its U.S. subsidiary ATS Inc., for all of the Company’s outstanding shares of common stock for $23.00 per share subject to, among other conditions, the Company’s stockholders voting down the proposed Stone acquisition. The tender offer was commenced on August 31, 2006 and was effective until September 28, 2006. On September 14, 2006, the Company announced that, on September 13, 2006, the Company’s board of directors (the Board) rejected as inadequate the unsolicited conditional offer by Woodside and recommended that its stockholders not tender their shares. Woodside extended its offer three times and announced on October 26, 2006 that it was extending its offer for the final time until November 17, 2006. On October 12, 2006 the Company announced that it had terminated the Merger Agreement with Stone and that the Board had directed the Company, assisted by its financial advisors, to explore strategic alternatives to maximize stockholder value, including the possible sale of the Company. In conjunction with the termination of the Merger Agreement, the Company paid to Stone $8.0 million, which was included in general and administrative expenses

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the fourth quarter of 2006. In addition, the $43.5 million termination fee that was advanced to Plains in June 2006 on behalf of Stone was also expensed during 2006 along with other merger and strategic alternative related costs of $15.0 million.

On March 12, 2007 the Company announced that the Board had concluded its strategic alternatives process. As a result of this process, the Board, with advice from its financial and legal advisors and management, determined to continue with the execution of the Company’s strategic plan, augmented by a self-tender offer for up to 8,700,000 shares of its common stock at $23.00 per share, the refinancing of its bank credit facility and a tender offer for all of its existing $150 million aggregate principal amount of senior notes due 2010 (the Transactions), and the divestment of selected properties following the completion of the Transactions to reduce debt under the Company’s new bank credit facility. In order to fund the Transactions, the Company undertook a private offering of $450 million of senior unsecured notes and entered into a new bank credit facility. The Company has incurred an additional $9.4 million of financial and legal advisory fees in the year ended December 31, 2007 related to the exploration of strategic alternatives and the tender offers.

On June 12, 2007, the Company completed its previously announced sale of substantially all of the Company’s onshore South Louisiana assets for $72.0 million in cash. After giving effect to closing adjustments, the net cash proceeds received totaled approximately $68.6 million. The Company has used the proceeds to pay down a portion of its revolving credit facility. The estimated proved reserves of the disposed properties were approximately 2.1 Mmboe. The Company recorded a gain of $6.5 million on the sale.

On March 8, 2005, the Company closed the acquisition of the remaining 50% gross working interest in South Timbalier 26 above approximately 13,000 feet subsea that it did not already own for approximately $19.6 million after closing adjustments. As a result of the acquisition, the Company now owns a 100% gross working interest in the producing horizons in this field. The acquisition expands the Company’s interest in its core Greater Bay Marchand area and gives the Company additional flexibility in undertaking the future development of the South Timbalier 26 field.

On January 20, 2005, the Company closed an acquisition of properties and reserves in south Louisiana for approximately $149.6 million in cash, after adjustments for the exercise of preferential rights by third parties and closing adjustments. The entire purchase price was allocated to property and equipment. The terms of the acquisition did not contain any contingent consideration, options or future commitments. The acquisition was composed of nine fields, four of which were producing at the time of the closing through 14 wells with proved reserves in the southern portions of Terrebone, Lafourche and Jefferson Parishes in Louisiana.

The Company has included the results of operations from the acquisitions discussed above from their respective closing dates and the disposition through its closing date. The Company has experienced substantial revenue and production fluctuations as a result of these acquisitions and dispositions. For the foregoing reasons these transactions will affect the comparability of the Company’s historical results of operations with future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock through the close of business on March 18, 2005. All holders exercised their right to convert their shares and there were no preferred shares outstanding as of the close of business on March 18, 2005.

The Company also issued warrants to purchase four million shares of the Company’s common stock in the same acquisition. Of the warrants, one million had a strike price of $9.00 and three million had a strike price of $11.00 per share. The warrants became exercisable on January 15, 2003 and expired on January 15, 2007. All remaining warrants were converted during the first quarter of 2007. In addition, former preferred stockholders of the acquired company had the right to receive contingent consideration based upon a percentage of the amount by which the before tax net present value of proved reserves related, in general, to exploratory prospect acreage held by the acquired company as of the closing date of the acquisition (the Ring-Fenced Properties) exceeded the net present value discounted at 30%. The potential consideration was determined annually from March 3, 2003 until March 1, 2007. The Company capitalized, as additional purchase price, all contingent consideration payments all of which were made in cash and totaled $4.3 million. As of March 1, 2007, the final determination date, the Company determined that no final payment was due.

(6) Property and Equipment

The following is a summary of property and equipment at December 31, 2007 and 2006:

	2007	2006
	(In thousands)
Proved oil and natural gas properties	$1,496,068	$1,478,520
Unproved oil and natural gas properties	42,083	41,353
Other	8,852	7,431

	$1,547,003	$1,527,304

Substantially all of the Company’s oil and natural gas properties serve as collateral for its bank facility.

We analyze proved properties for impairment based on the reserves as determined by our independent reserve engineers. We recognized impairment expense of $114.9 million, $84.7 million and $17.9 million in the years ending December 31, 2007, 2006 and 2005, respectively.

The impairment expense related to 17 fields during 2007. Eight fields with a net book value of $79.4 million have experienced mechanical difficulties or facility requirements and it was determined that significant capital would be needed to extend their economic lives and with our decreased capital budget in 2008 it was determined that this capital would be better deployed to projects with more potential. Another six fields with a net book value of $15.9 million under performed and have fully depleted earlier than anticipated. The remaining three fields were determined to have future projected cash flows of less than their net book values due to performance issues and reserve revisions and therefore an impairment charge of $19.6 million was recorded to write down to their fair value during 2007.

Substantially all of the impairment expense in 2006 was taken in eight fields, four of which were onshore assets acquired during an acquisition in January of 2005. Three of these onshore fields along with three offshore fields experienced downward revisions of recoverable reserves at December 31, 2006. These revisions along with decreased natural gas prices resulted in impairments of $52.1 million on these assets. The Company elected to release the lease on the remaining onshore field. Additionally, one other offshore field experienced mechanical difficulties and it was determined that significant capital would be needed to extend its economic life and that this capital would be better deployed to projects with more potential. The net book value of these assets of $27.0 million was therefore written off during 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impairment expense in 2005 was related to full impairments at six fields which would need significant capital to extend their economic lives and the Company decided to deploy the capital to projects with more potential and therefore impaired the assets. The Company also had two fields with partial impairments due to insufficient cash flow from reserves.

At December 31, 2007, the Company had two projects whose exploratory well costs were suspended and were capitalized for a period greater than one year in the amount of $32.6 million. At December 31, 2006 and 2005, the Company did not have any projects that were suspended for a period greater than one year.

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

As a result of these two major hurricanes and three other hurricanes that traversed the Gulf of Mexico and adjacent land areas, nearly all of the Company’s production was shut in at one time or another during the third quarter of 2005 and into 2006. The Company maintained business interruption insurance on its significant properties, including its East Bay field on which recovery of lost revenue continued to accrue until October 2006. Through March 31, 2007, the total business interruption claim on these fields was $62.6 million (all of which had been collected as of that date). In the first quarter of 2007, the Company settled and collected all remaining claims related to Hurricanes Katrina and Rita.

(8) Asset Retirement Obligation

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred, a corresponding increase in the carrying amount of the related long-lived asset.

The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the year ended December 31, 2007:

Asset Retirement Obligation
(in thousands)
December 31, 2006	$68,767
Accretion expense	4,457
Liabilities incurred	4,409
Liabilities settled	(3,544)
Revisions in estimated cash flows	3,809

December 31, 2007	$77,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, and included above, asset retirement obligations required to be settled within the next twelve months of $4.5 million were included in accrued expenses on the Consolidated Balance Sheet.

(9) Indebtedness

On April 23, 2007 the Company refinanced its bank credit facility with a new $300 million revolving credit facility (the bank credit facility) with an initial availability of $225 million and a borrowing base of $200 million. Concurrently with the sale of assets described in Note 2, the availability under the bank credit facility was automatically reduced to the $200 million borrowing base amount. The bank credit facility is secured by substantially all of the Company’s assets. The bank credit facility permits both prime rate borrowings and London InterBank Offered Rate (LIBOR) borrowings plus a floating spread. The spread will float up or down based on utilization of the bank credit facility. The spread can range from 1.00% to 2.50% above LIBOR and 0% to 0.50% above prime. At December 31, 2007, the Company had $30 million outstanding under the bank credit facility and had a borrowing base of $200 million. In addition, the Company pays an annual fee on the unused portion of the bank credit facility ranging between 0.25% to 0.50% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require the Company to: (i) maintain a minimum current ratio, as defined by the bank credit facility, of 1.0x, (ii) maintain a minimum Consolidated EBITDAX to interest ratio, as defined by the bank credit facility, of 2.5x, and (iii) maintain a ratio of long-term debt to Consolidated EBITDAX below 3.5x, which decreases to 3.0x after April 1, 2008. The Company was in compliance with the bank credit facility covenants as of December 31, 2007. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks each April 1 and October 1.

On April 23, 2007 the Company completed an offering of $450 million aggregate principal amount of senior unsecured notes (the Senior Unsecured Notes), consisting of $300 million aggregate principal amount of 9.75% senior notes due 2014 (the Fixed Rate Notes), with interest payable semi-annually on April 15 and October 15 beginning on October 15, 2007, and $150 million aggregate principal amount of senior floating rate notes due 2013 (the Floating Rate Notes). The interest rate on the Floating Rate Notes for a particular interest period will be an annual rate equal to the three-month LIBOR plus 5.125%. Interest on the Floating Rate Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning in July of 2007. The Company may redeem the Senior Unsecured Notes, in whole or in part, prior to their maturity at specific redemption prices including premiums ranging from 4.875% to 0% from 2011 to 2013 and thereafter for the Fixed Rate Notes and premiums ranging from 2% to 0% from 2008 to 2010 and thereafter for the Floating Rate Notes. The indenture governing the Senior Unsecured Notes contains covenants, including but not limited to a covenant limiting the creation of liens securing indebtedness. The Senior Unsecured Notes are not subject to any sinking fund requirements. In November 2007 the Company consummated an exchange offer pursuant to which it exchanged registered senior unsecured notes having substantially identical terms as the privately placed Senior Unsecured Notes.

On May 4, 2007, the Company completed a cash tender offer for its $150 million 8.75% Senior Notes due 2010 (the Senior Notes). Approximately $145.5 million of these Senior Notes were repurchased and substantially all of their covenants have been removed.

A loss on early extinguishment of debt for the refinancing of the bank credit facility and the repurchase of the Senior Notes of approximately $10.8 million was recorded during the year ended December 31, 2007. This loss includes the write-off of unamortized deferred financing costs related to the bank credit facility and the Senior Notes as well as the consent fees relating to the tender for the Senior Notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total long-term debt outstanding at December 31, 2007 and 2006 was as follows:

	2007	2006
	(In thousands)
Senior Notes, annual interest of 8.75%, payable August 1, 2010	$4,501	$150,000
Floating Rate Notes, with weighted average interest on December 31, 2007, of 10.37%, payable April 15, 2013	150,000	—
Fixed Rate Notes, annual interest of 9.75%, payable May 15, 2014	300,000	—
Bank credit facility, interest rate based on LIBOR borrowing rates plus a floating spread payable May 31, 2011, with weighted average interest on December 31, 2007 of 6.42%	30,000	167,000

	484,501	317,000
Less: Current maturities	—	—

	$484,501	$317,000

Maturities of long-term debt as of December 31, 2007 were as follows (in thousands):

2008	$—
2009	—
2010	4,501
2011	30,000
2012	—
Thereafter	450,000

$484,501

(10) Significant Customers

The Company had oil and natural gas sales to three customers accounting for 29%, 27% and 14%, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2007. The Company had oil and natural gas sales to four customers accounting for 28%, 19%, 12% and 11%, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2006. The Company had oil and natural gas sales to four customers accounting for 18%, 16%, 15% and 10%, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2005.

(11) Derivative Transactions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the second quarter of 2007, all derivative transactions that qualified for hedge accounting under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (Statement 133) as amended by Statement Nos. 137, 138 and 149 were designated on the date the Company entered into each transaction as a hedge of the variability in cash flows associated with the forecasted sale of future oil and natural gas production. After-tax changes in the fair value of a hedge that was highly effective and designated and qualified as a cash flow hedge, to the extent that the hedge was effective, was recorded as Accumulated Other Comprehensive Income (OCI) on the consolidated balance sheet until the sale of the hedged oil and natural gas production occurred. Upon the sale of the underlying hedged production, the net after-tax change in the fair value of the associated hedging transaction recorded in OCI was reversed and the resulting gain or loss on the settlement of the hedge, to the extent that it was effective, was reported in oil and natural gas revenues in the consolidated statement of operations. Once hedge accounting was discontinued prospectively for these existing contracts and while the hedging contracts remain in effect they are carried at their fair value on the Consolidated Balance Sheet until settlement and all subsequent changes in fair value are recognized in the Consolidated Statement of Operations for the period in which the change occurs. At March 31, 2007, following which cash flow hedging was discontinued, the Company had a net $1.5 million after-tax loss recorded in OCI.

Effective April 2, 2007, the Company elected to discontinue hedge accounting on its existing contracts and elected not to designate any additional derivative contracts that were entered into subsequent to that date as cash flow hedges under Statement 133 as amended. Derivative contracts are carried at their fair value on the consolidated balance sheet as Fair value of commodity derivative instruments and all unrealized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense) in the Statement of Operations and realized gains and losses related to contract settlements subsequent to April 2, 2007 will also be recognized in the same line in Other income (expense) in the Consolidated Statement of Operations.

The Company had the following crude oil and natural gas hedging contracts as of December 31, 2007:

Natural Gas Positions
Remaining Contract Term	Contract Type	Strike Price	Volume (Mmbtu)
		($/Mmbtu)	Daily	Total
01/08 - 03/08	Collar	$6.89/$17.24	35,000	3,185,000
04/08 - 06/08	Collar	$6.50/$11.15	20,000	1,820,000
11/08 - 12/08	Collar	$6.82/$15.38	20,000	1,220,000
01/09 - 03/09	Collar	$6.75/$17.15	10,000	900,000

Crude Oil Positions
Remaining Contract Term	Contract Type	Strike Price	Volume (Bbls)
		($/Bbl)	Daily	Total
01/08 - 06/08	Collar	$55.00/$84.68	3,000	546,000
07/08 - 09/08	Put	$55.00	2,000	184,000
07/08 - 10/08	Collar	$55.00/$85.65	500	61,500
11/08 - 12/08	Collar	$55.00/$86.80	2,500	152,500
01/09 - 06/09	Collar	$55.00/$87.17	3,000	543,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the components of gain (loss) on derivative instruments for the year ended December 31, 2007.

Year Ended December 31, 2007

Derivative contracts:
Unrealized gain (loss) due to change in fair market value	$(13,726)
Realized gain on settlement	643

Total gain (loss) on derivative instruments	$(13,083)

For the years ended December 31, 2006 and 2005, under cash flow hedge accounting, settlements of hedging contracts reduced oil and gas revenues by $0.7 million and $17.0 million, respectively.

The following table reconciles the change in accumulated other comprehensive income for the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007
	(In thousands)
Accumulated other comprehensive loss as of December 31, 2006—net of taxes of $558		$(994)
Net income	$(79,955)
Other comprehensive income—net of tax
Hedging activities
Reclassification adjustments for settled contracts—net of taxes of $90	(161)
Changes in fair value of outstanding hedging positions—net of taxes of $(649)	1,155

Total other comprehensive income	994	994

Comprehensive income	$(78,961)

Accumulated other comprehensive income as of December 31, 2007		$—

	Year Ended December 31, 2006
	(In thousands)
Accumulated other comprehensive loss as of December 31, 2005—net of taxes of $7,098		$(12,619)
Net income	$(50,400)
Other comprehensive loss—net of tax
Hedging activities
Reclassification adjustments for settled contracts—net of taxes of $(247)	439
Changes in fair value of outstanding hedging positions—net of taxes of $(6,293)	11,186

Total other comprehensive loss	11,625	11,625

Comprehensive income	$(38,775)

Accumulated other comprehensive loss as of December 31, 2006—net of taxes of $558		$(994)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12) Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of financial instruments held by the Company at December 31, 2007 and 2006. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The table excludes cash and cash equivalents, trade accounts receivable, noncurrent assets, trade accounts payable and accrued expenses and derivative instruments, all of which had fair values approximating carrying amounts. The fair value of long-term debt is estimated based on current rates offered the Company for debt of the same maturities.

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Financial liabilities:
Current and long-term debt:
Senior Notes	$4,501	$3,858	$150,000	$153,750
Floating Rate Notes	$150,000	$142,500	$—	$—
Fixed Rate Notes	$300,000	$269,813	$—	$—
Bank credit facility	$30,000	$30,000	$167,000	$167,000

(13) Income Taxes

Components of income tax expense for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Current	Deferred	Total
	(In thousands)
2007:
Federal	$—	$43,368	$43,368
State	—	1,239	1,239

	$—	$44,607	$44,607

2006:
Federal	$633	$26,672	$27,305
State	—	780	780

	$633	$27,452	$28,085

2005:
Federal	$350	$38,931	$39,281
State	—	2,311	2,311

	$350	$41,242	$41,592

The reasons for the differences between the effective tax rates and the “expected” corporate federal income tax rate is as follows:

	Percentage of Pretax Earnings
	2007	2006	2005
Expected tax rate	35.0%	35.0%	34.0%
State taxes	1.0	1.0	2.0
Other	(0.2)	(0.2)	0.3

	35.8%	35.8%	36.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that give rise to significant portions of the current tax asset and net deferred tax liability at December 31, 2007 and 2006 are presented below:

	2007	2006
	(In thousands)
Current deferred tax assets:
Fair value of commodity derivative instruments	$3,285	$559
Accrued bonus compensation	580	828

Current deferred tax assets	$3,865	$1,387

Non-Current Deferred tax assets:
Restricted stock awards and options	$5,033	$5,199
Federal and state net operating loss carryforwards	53,692	17,932
Fair market value of commodity derivative instruments	1,657	—
Other	1,465	620

Non-Current Deferred tax liability:
Property, plant and equipment, principally due to differences in depreciation	(82,727)	(86,202)

Net non-current deferred tax liability	$(20,880)	$(62,451)

At December 31, 2007, the Company had net operating loss carryforwards of approximately $149.1 million, which are available to reduce future federal taxable income. The net operating loss carryforwards begin expiring in the years 2018 through 2027. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized through future earnings and reversal of taxable temporary differences. As a result, no valuation allowance has been provided at December 31, 2007 and 2006. The 2007 tax provision does not use any of the net operating loss carryforwards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2007, the Company recognized compensation expense of $3.7 million for option shares and $5.4 million for non-vested share awards and recognized a compensation benefit of $0.9 million for performance share awards. Of the $3.7 million option expense included in the Company’s statements of operations for the year ended December 31, 2007, $1.5 million relates to awards granted prior to January 1, 2006. The deferred income tax benefit recognized during that same period for the awards was $2.9 million. During the year ended December 31, 2006, the Company recognized compensation expense of $4.4 million for option shares, $5.9 million for non-vested share awards and $0.8 million for performance share awards. Of the $4.4 million option expense included in the Company’s statements of operations for the year ended December 31, 2006, $2.4 million relates to awards granted prior to January 1, 2006. The deferred income tax benefit recognized during that same period for the awards was $4.0 million. During the year ended December 31, 2005, the Company recognized $0.7 million of compensation expense for option shares due to the modification of an award under opinion No. 25 and recognized $4.5 million for non-vested share awards and $1.4 million for performance share awards. Total deferred income tax benefit recognized during that same period for share awards was $2.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the pro forma effect on net income and earnings per common share for the year ended December 31, 2005 as if the Company had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of Statement 123(R):

2005
(In thousands)
Net income available to common stockholders:
As reported	$72,151
Less: Pro forma stock based employee compensation cost, after tax	1,140

Pro forma	$71,011

Basic earnings per share:
As reported	$1.94
Pro forma	$1.91
Diluted earnings per share:
As reported	$1.79
Pro forma	$1.77
Average fair value of grants during the year	$6.86
Stock-based employee compensation cost, net of tax, included in net income as reported	$468

The fair value of each share option award is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Black-Scholes option pricing model assumptions:
Risk free interest rate	4.5%	4.4%	4.5%
Expected life (years)	4.95	4.79	5.00
Expected volatility	37%	43%	42% to 43%
Dividend yield	—	—	—

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

Additionally, Statement 123 (R) requires the Company to estimate pre-vesting option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company records stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on its historical pre-vesting forfeiture data. The Company estimated forfeitures for the pro forma disclosure provisions of Statement 123 for periods prior to 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of option share activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding on December 31, 2004	2,032,329	$11.09
Granted	595,300	26.07
Exercised	(759,288)	10.50
Forfeited/Cancelled	(40,232)	14.82

Outstanding on December 31, 2005	1,828,109	$16.13
Granted	544,181	21.69
Exercised	(28,599)	9.15
Forfeited/Cancelled	(201,007)	25.49

Outstanding on December 31, 2006	2,142,684	$16.76
Granted	253,730	15.58
Exercised	(47,689)	10.21
Forfeited/Cancelled	(105,000)	17.88

Outstanding on December 31, 2007	2,243,725	$16.71	6.47	$37,493

Exercisable on December 31, 2007	1,469,982	$14.18	5.46	$20,844
Available for future grants on December 31, 2007	2,322,633

The weighted-average grant-date fair value of option shares granted during the years ended December 31, 2007, 2006 and 2005 was $6.16, $9.24 and $6.86, respectively. The aggregate intrinsic value of option shares (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the years ended December 31, 2007, 2006 and 2005 was $0.4 million, $0.4 million and $12.6 million, respectively. The following table summarizes information about option shares outstanding at December 31, 2007:

Range of Exercise Prices	Shares	Options Outstanding		Options Exercisable
		Remaining Contractual Life	Weighted Average Price	Shares	Weighted Average Price
$ 7.00 – $14.00	1,134,721	5.3 years	$11.13	1,034,721	$10.93
$14.01 – $21.00	358,748	7.6 years	$17.12	150,874	$16.84
$21.01 – $28.00	750,256	7.8 years	$24.96	284,387	$24.59

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of non-vested share awards equals the market value of the underlying stock on the date of grant. The weighted-average grant-date fair value of the non-vested share awards granted during the years ended December 31, 2007, 2006 and 2005 was $17.76 per share, $21.62 per share, and $26.50 per share, respectively. The total fair value of non-vested share awards that vested during each of the years ended December 31, 2007, 2006 and 2005 was $3.6 million, $3.3 million and $3.4 million, respectively. A summary of the status of the Company’s non-vested share awards as of December 31, 2007 and changes during the year ended December 31, 2007 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value
Non-vested share awards outstanding at December 31, 2006	713,288	$23.71
Granted	204,062	17.76
Vested	(212,951)	17.00
Forfeited/Cancelled	(102,001)	21.80

Non-vested share awards outstanding at December 31, 2007	602,398	$21.09

During the period from 2003 through 2005, performance shares were awarded to officers and key employees with the number of shares to be issued upon being earned, at the end of their respective three year cycles, being based on certain performance measures. The shares awarded can range from a minimum of 0% to a maximum of 200% of the target number of shares depending on the level at which the goals are attained. The Company did not award any performance shares in 2006 or 2007. In the year ended December 31, 2006, 55,111 shares were earned and issued and 35,756 shares expired unearned or were forfeited. In the year ended December 31, 2007, 69,000 shares were earned and issued and 56,100 expired unearned or forfeited leaving 80,990 shares reserved based on the maximum award available.

As of December 31, 2007, there was $2.6 million of total unrecognized compensation expense related to option shares granted which is expected to be recognized over a weighted-average period of 2 years. As of December 31, 2007, there was $6.0 million of total unrecognized compensation expense related to non-vested share awards granted which is expected to be recognized over a weighted-average period of 1 year and as of December 31, 2007.

The Company also has a 401(k) Plan that covers all employees. The 401(k) Plan was amended in 2004, such that the Company match was increased, effective January 1, 2005, to 100% of each individual participant’s contribution not to exceed 6% of the participant’s compensation. The contributions may be in the form of cash or the Company’s common stock. The Company made matching contributions to the 401(k) Plan of 57,634, 38,220 and 30,586 shares of common stock in 2007, 2006 and 2005 valued at approximately $0.9 million, $0.9 million and $0.8 million, respectively.

(15) Commitments and Contingencies

The Company has operating leases for office space and equipment, which expire on various dates through 2016. In addition, the Company has agreed to purchase seismic-related services and drilling rig commitments which expire on various dates through 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum commitments as of December 31, 2007 under these operating obligations are as follows (in thousands):

2008	$2,812
2009	1,622
2010	1,322
2011	1,322
2012	1,322
Thereafter	5,289

$13,689

Expense relating to operating obligations for the years ended December 31, 2007, 2006 and 2005 was $7.9 million, $9.6 million and $4.8 million, respectively.

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

A putative class action suit, filed in 2006 by Thomas Farrington, a purported stockholder of the Company, against the Company, all of the Company’s directors, one of the Company’s subsidiaries, and Stone in the Delaware Chancery Court has been dismissed on the motion of all parties with no material impact on the financial position or results of operations of the Company.

On February 21, 2008, the Company entered into a plea agreement with the United States Department of Justice under which the Company pled guilty on that same date to one strict liability, misdemeanor violation of the River and Harbors Act in the United States District Court for the Eastern Division of Louisiana. The plea concludes the investigation announced in June 2007 into possible environmental violations at the Company’s East Bay field in late 2005 and early 2006. Under the plea agreement, the Company has paid a fine of $75,000 and has made a community service payment of $25,000 to a Louisiana state agency. As a part of the plea agreement, the Company is subject to inactive probation for one year. The foregoing actions represent the final resolution of this matter with all federal agencies involved with the investigation.

In the ordinary course of business, the Company is a defendant in various other legal proceedings. The Company does not expect its exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(17) Interim Financial Information (Unaudited)

The following is a summary of consolidated unaudited interim financial information for the years ended December 31, 2007 and 2006:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2007
Revenues	$108,463	$121,666	$110,438	$114,082
Costs and expenses	105,210	109,252	103,542	201,742
Business interruption recovery	9,084	—	—	—

Income (loss) from operations	12,337	12,414	6,896	(87,660)
Net income (loss)	3,696	(6,270)	(3,963)	(73,418)
Earnings (loss) per share:
Basic	$0.09	$(0.18)	$(0.12)	$(2.31)
Diluted	0.09	(0.18)	(0.12)	(2.31)
2006
Revenues	$109,191	$121,234	$107,491	$111,634
Costs and expenses	93,880	107,375	148,594	187,913
Business interruption recovery	12,689	10,594	8,293	1,293

Income from operations	28,000	24,453	(32,810)	(74,986)
Net income	14,803	12,585	(25,242)	(52,546)
Earnings per share:
Basic	$0.39	$0.33	$(0.66)	$(1.35)
Diluted	0.37	0.31	(0.66)	(1.35)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2007

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$8,864	$—	$—	$8,864
Accounts receivable	(73,061)	125,200	—	52,139
Other current assets	5,373	132	—	5,505

Total current assets	(58,824)	125,332	—	66,508
Property and equipment	1,309,898	237,105	—	1,547,003
Less accumulated depreciation, depletion and amortization	(704,890)	(119,507)	—	(824,397)

Net property and equipment	605,008	117,598	—	722,606
Investment in affiliates	199,964	119	(200,083)	—
Notes receivable, long-term	—	221,909	(221,909)	—
Other assets	25,652	90	—	25,742

	$771,800	$465,048	$(421,992)	$814,856

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$117,709	$1,215	$—	$118,924
Fair value of commodity derivative instruments	9,124	—	—	9,124
Current maturities of long-term debt	—	—	—	—

Total current liabilities	126,833	1,215	—	128,048
Long-term debt	484,501	221,909	(221,909)	484,501
Other liabilities	58,496	41,841	—	100,337

	669,830	264,965	(221,909)	712,886

Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	441	98	(98)	441
Additional paid-in capital	374,874	1,606	(1,606)	374,874
Retained earnings	(14,989)	198,376	(198,376)	(14,989)
Treasury stock	(258,356)	—	—	(258,356)

Total stockholders’ equity	101,970	200,083	(200,083)	101,970

	$771,800	$465,048	$(421,992)	$814,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statement of Operations

Year Ended December 31, 2007

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$365,707	$88,633	$—	$454,340
Other	58,595	172	(58,458)	309

	424,302	88,805	(58,458)	454,649
Costs and expenses:
Lease operating expenses	95,237	(22,877)	—	72,360
Taxes, other than on earnings	364	9,536	—	9,900
Exploration expenditures, dry hole cost and impairments	193,560	19,562	—	213,122
Depreciation, depletion, amortization and accretion	150,130	24,411	—	174,541
General and administrative	60,421	16,303	(15,000)	61,724
Other expenses	(10,313)	(1,588)	—	(11,901)

Total costs and expenses	489,399	45,347	(15,000)	519,746

Business interruption recovery	9,084	—	—	9,084
Income (loss) from operations	(56,013)	43,458	(43,458)	(56,013)

Other income (expense):
Interest expense, net	(44,628)	—	—	(44,628)
Gain (loss) on derivative instruments	(13,083)	—	—	(13,083)
Loss on early extinguishment of debt	(10,838)	—	—	(10,838)

Income (loss) before income taxes	(124,562)	43,458	(43,458)	(124,562)
Income taxes	44,607	—	—	44,607

Net income (loss)	$(79,955)	$43,458	$(43,458)	$(79,955)

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2007

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$272,356	$21,533	$—	$293,889
Cash flows used in investing activities:
Insurance reoveries	19,574	—	—	19,574
Property acquisitions	(6,922)	(424)	—	(7,346)
Exploration and development expenditures	(302,737)	(21,109)	—	(323,846)
Other property and equipment additions	(1,402)	—	—	(1,402)
Proceeds from the sale of oil and natural gas assets	68,599	—	—	68,599

Net cash used in investing activities	(222,888)	(21,533)	—	(244,421)
Cash flows provided by (used in) financing activities:
Deferred financing costs	(11,178)	—	—	(11,178)
Repayments of long-term debt	(530,499)	—	—	(530,499)
Proceeds from public offering net of commissions	698,000	—	—	698,000
Purchase of shares into equity	(200,916)	—	—	(200,916)
Exercise of stock options and warrants	775	—	—	775

Net cash provided by (used in) financing activities	(43,818)	—	—	(43,818)

Net decrease in cash and cash equivalents	5,650	—	—	5,650
Cash and cash equivalents at the beginning of the period	3,214	—	—	3,214

Cash and cash equivalents at the end of the period	$8,864	$—	$—	$8,864

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(19) New Accounting Pronouncements

In December 2007, the FASB issued Statement of Accounting Standards No. 141R, “Business Combinations” (“Statement 141R”). Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company currently assessing what impact Statement 141R may have on its financial position, results of operations or cash flows should it complete a business combination after the effective date of Statement 141R.

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement 157 does not require any new fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing what impact Statement 157 may have on the Company’s financial position, results of operations or cash flows and anticipates that additional disclosures may be required.

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

(20) Supplementary Oil and Natural Gas Disclosures—(Unaudited)

Our December 31, 2007, 2006 and 2005 estimates of proved reserves are based on reserve reports prepared by Netherland, Sewell & Associates, Inc. and Ryder Scott Company, L.P., independent petroleum engineers. Users of this information should be aware that the process of estimating quantities of “proved” and “proved-developed” natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved-developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s net proved reserves, including the changes therein, and proved-developed reserves:

	Crude Oil (Mbbls)	Natural Gas (Mmcf)	Barrels of Oil Equivalent (Mboe)
Proved-developed and undeveloped reserves:
December 31, 2004	28,770	149,835	53,743
Purchases of reserves in place (a)	3,949	52,690	12,731
Extensions, discoveries and other additions (b)	1,086	24,490	5,168
Revisions (c)	587	(27,789)	(4,045)
Production	(2,914)	(32,277)	(8,294)

December 31, 2005	31,478	166,949	59,303
Sales of reserves in place	(129)	(750)	(254)
Extensions, discoveries and other additions (d)	1,057	44,336	8,446
Revisions	515	(1,704)	231
Production	(3,007)	(38,708)	(9,458)

December 31, 2006	29,914	170,123	58,268
Sales of reserves in place (e)	(363)	(10,214)	(2,066)
Purchases of reserves in place (f)	46	3,628	651
Extensions, discoveries and other additions (g)	469	12,361	2,529
Revisions (h)	1,258	(39,139)	(5,265)
Production	(3,201)	(33,641)	(8,808)

December 31, 2007	28,123	103,118	45,309

Proved-developed reserves:
December 31, 2005	25,646	103,627	42,917
December 31, 2006	24,811	117,392	44,376
December 31, 2007	23,636	85,926	37,957

(a)	Includes the acquisition of approximately 8.5 MMboe from the onshore south Louisiana acquisition completed in January 2005 and approximately 4.2 MMboe acquired in March 2005 through the acquisition of the remaining interest in South Timbalier 26.

(b)	Includes approximately 1.2 MMboe associated with discoveries in Greater Bay Marchand.

(c)	During 2005, the Company revised downward its estimate of proved reserves by a total of approximately 4,045 Mboe. The net downward revision of the Company’s estimates was due to information received from production results and drilling activity that occurred during 2005. Reserves were revised downward by 5,351 Mboe related primarily to the proved undeveloped reserves acquired in the South Louisiana onshore acquisition in January 2005.

(d)	Includes approximately 2.2 MMboe associated with discoveries in Greater Bay Marchand.

(e)	Includes the sale of approximately 2.1 Mmboe proved reserves in the sale of substantially all of the Company’s onshore South Louisiana producing assets.

(f)	Purchases are the result of the acquisition of an additional interest in our deepwater leases and reserves acquired through the non participation rights in a well operation.

(g)	Includes approximately 1.8 Mmboe associated with discoveries in Greater Bay Marchand.

(h)	Comprised of approximately 1.4 Mmboe of positive revisions and approximately 6.6 Mmboe of negative revisions, of which approximately 4.1 Mmboe was on fields that were impaired during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized costs for oil and natural gas producing activities consist of the following:

	2007	2006
	(In thousands)
Proved properties	$1,496,068	$1,478,520
Unproved properties	42,083	41,353
Accumulated depreciation, depletion and amortization	(817,923)	(675,556)

Net capitalized costs	$720,228	$844,317

Costs incurred for oil and natural gas property acquisition, exploration and development activities for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Acquisitions
-Proved	$2,167	$420	$142,025
-Unproved	7,346	15,896	56,955
Exploration	191,621	224,147	171,859
Development (1)	121,769	167,346	114,814

Costs incurred	$322,903	$407,809	$485,653

(1)	Includes asset retirement obligations incurred of $5.6 million, $8.5 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	2007	2006	2005
	(In thousands)
Future cash inflows	$3,384,268	$2,688,624	$3,540,136
Future production costs	(895,352)	(700,915)	(645,025)
Future development costs	(316,753)	(355,238)	(363,949)
Future income tax expense	(598,874)	(415,250)	(770,858)

Future net cash flows after income taxes	1,573,289	1,217,220	1,760,304
10% annual discount for estimated timing of cash flows	(480,354)	(323,746)	(499,058)

Standardized measure of discounted future net cash flows	$1,092,935	$893,474	$1,261,246

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(In thousands)
Beginning of the period	$893,474	$1,261,246	$667,668
Sales and transfers of oil and natural gas produced, net of production costs	(375,060)	(379,624)	(342,396)
Net changes in prices and production costs	788,913	(648,509)	861,576
Extensions, discoveries and improved recoveries, net of future production costs	106,690	250,255	145,143
Revision of quantity estimates	(210,230)	8,316	(160,227)
Previously estimated development costs incurred during the period	63,588	97,073	33,481
Purchase and sales of reserves in place, net	(50,060)	(5,951)	271,675
Changes in estimated future development costs	(8,935)	(28,356)	143
Changes in production rates (timing) and other	(151,746)	(91,709)	(19,764)
Accretion of discount	118,830	180,618	92,414
Net change in income taxes	(82,529)	250,115	(288,467)

Net increase (decrease)	199,461	(367,772)	593,578

End of period	$1,092,935	$893,474	$1,261,246

The computation of the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at December 31, 2007 was based on period-end prices of $6.98 per Mcf for natural gas and $94.76 per barrel for crude oil. The computation of the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves at December 31, 2006 was based on period-end prices of $5.54 per Mcf for natural gas and $58.40 per barrel for crude oil. The December 31, 2005 computation was based on period-end prices of $10.31 per Mcf for natural gas and $57.81 per barrel for crude oil.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including the Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to being recorded, processed, summarized and reported within time periods specified in the Commission’s rules and forms and with respect to the timely communication to them and other members of management responsible for preparing periodic reports and all material information required to be disclosed in this report as it relates to our Company and its consolidated subsidiaries.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met. See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm—Internal Control Over Financial Reporting, which are included herein.

Item 9B. Other Information

Amended and Restated Bylaws

The Securities and Exchange Commission approved rule filings by the New York Stock Exchange (the “NYSE”), which requires all securities listed on the NYSE (subject to limited exceptions not applicable to the Company) to be eligible for a direct registration system such as the Depository Trust Company’s Direct Registration System (the “Direct Registration System”) on and after March 31, 2008. As a result of this requirement, the Company amended and restated its Bylaws (the “Amended and Restated Bylaws”) to authorize the issuance of uncertificated shares of some or all of its common stock to permit the Company to convert to electronic book-entry issuance of its common stock.

In addition, the Amended and Restated Bylaws remove obsolete references to the Stockholder Agreement, dated November 17, 1999, and amended and restated on March 17, 2003, by and among the Company, Evercore

Capital Partners L.P., Evercore Capital Partners (NQ) L.P., Evercore Capital Offshore Partners L.P., Energy Income Fund, L.P. and individual shareholders of the Company signatories thereto, which agreement has been terminated.

The Amended and Restated Bylaws are attached hereto as Exhibit 3.5.

Amendment to Change of Control Severance Agreement

The Company’s board of directors has extended the termination date of the Change of Control Severance Agreements with Messrs. Bachmann, Peper and Leary from March 28, 2008 to March 28, 2009.

The Form of Second Amendment to Change of Control Severance Agreement is attached hereto as Exhibit 10.13.

Terms of T. Rodney Dykes’ Separation Agreement

In connection with the March 31, 2008 departure of T. Rodney Dykes as Senior Vice President—Production and Construction, Mr. Dykes and the Company have reached an agreement pursuant to which (i) Mr. Dykes agreed to release claims against the Company and its subsidiaries, affiliates, officers, directors and other persons and to comply with certain confidentiality provisions and (ii) the Company agreed (A) to pay Mr. Dykes $245,000 in severance pay, (B) to accelerate the vesting of Mr. Dykes’ 4,748 nonqualified stock options otherwise scheduled to vest on May 30, 2008, (C) to permit Mr. Dykes’ vested stock options to remain exercisable for up to three years after the date of Mr. Dykes’ departure, (D) to accelerate the vesting of Mr. Dykes’ 6,103 cash-settled restricted share units otherwise scheduled to vest on May 30, 2008, and (E) to provide reimbursement for Mr. Dykes’ COBRA premiums for up to 12 months at a level commensurate with the portion of his health care coverage currently paid by the Company.

The General Release between T. Rodney Dykes and Energy Partners, Ltd. is attached hereto as Exhibit 10.25.

PART III

Item 10. Directors and Executive Officers of the Registrant

Except as set forth below, for information required by Item 10 regarding our directors and executive officers, see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 29, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference, and “Part I—Item 4A. Executive Officers”.

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

Item 11. Executive Compensation

For information required by Item 11 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 29, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, for the information required by Item 12 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 29, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2007, with respect to compensation plans under which our equity securities are authorized for issuance.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Securities Remaining Available for Future Grant Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,141,380	$14.18	2,322,633
Equity compensation plans not approved by stockholders	—	—	—

(1)	Comprised of 1,469,982 shares subject to issuance upon the exercise of options, 69,000 shares issued as performance shares and 602,398 shares to be issued upon the lapsing of restrictions associated with restricted share units

(2)	Restricted share units and performance shares do not have an exercise price; therefore this only reflects the option exercise price.

See note 14 to our consolidated financial statements for further information regarding the significant features of the above plans.

Item 13. Certain Relationships and Related Transactions

For information required by Item 13 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 29, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information required by Item 14 see the definitive Proxy Statement of Energy Partners, Ltd. for the Annual Meeting of Stockholders to be held on May 29, 2008, which will be filed with the Securities and Exchange Commission and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents to be filed as part of this Report:

1. Financial Statements:

The following financial statements are included in this Report on Form 10-K:

Independent Auditor’s Report

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to the Consolidated Financial Statements

2. Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts.

(b) Exhibits

Exhibit Number		Title
3.1	—	Restated Certificate of Incorporation of Energy Partners, Ltd., dated as of November 16, 1999 (incorporated by reference to Exhibit 3.1 to EPL’s registration statement on Form S-1 (File No. 333-42876)).

3.2	—	Amendment to Restated Certificate of Incorporation of Energy Partners, Ltd., dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL’s registration statement on Form S-1 (File No. 333-42876)).

3.3	—	Certificate of Elimination of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Stock of Energy Partners, Ltd. (incorporated by reference to Exhibit 4.2 of EPL’s Form 8-K filed January 22, 2002).

3.4	—	Certificate of Elimination of the Series D Exchangeable Convertible Preferred Stock of Energy Partners, Ltd. (incorporated by reference to EPL’s Form 10-K filed February 27, 2006).

3.5*	—	Amended and Restated Bylaws of Energy Partners, Ltd.

3.6	—	Amendment to Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of May 5, 2006 (incorporated by reference to Exhibit 3.1 to EPL’s Form 10-Q filed May 9, 2006).

10.1	—	Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to EPL’s proxy statement on Form 14A filed April 4, 2005 (File No. 001-16179)).

10.2	—	Purchase and Sale Agreement by and between Ocean Energy, Inc. and Energy Partners, Ltd. dated as of January 26, 2000 (incorporated by reference to Exhibit 10.18, to EPL’s registration statement on Form S-1 (File No. 333-42876)).

10.3	—	Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to EPL’s proxy statement on Form 14A filed March 27, 2002).

Exhibit Number		Title
10.4	—	Offer Letter of Mr. Phillip A. Gobe, dated October 19, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 25, 2004.

10.5	—	Energy Partners, Ltd. Change of Control Severance Plan (incorporated by reference to Exhibit 10.2 of the EPL’s Form 8-K filed March 30, 2005).

10.6	—	Energy Partners, Ltd. Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the EPL’s Form 8-K filed March 30, 2005).

10.7	—	Form of Stock Option Grant under the Energy Partners, Ltd. 2000 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.5 of EPL’s Form 10-Q filed August 5, 2004).

10.8	—	Offer Letter of Mr. Timothy Woodall, dated July 11, 2006 (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on August 22, 2006).

10.9	—	Offer Letter to Joseph T. Leary (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on August 21, 2007).

10.10	—	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on September 14, 2006).

10.11	—	Form of First Amendment to Change of Control Severance Agreement (incorporated by reference to Exhibit 10.2 to EPL’s Form 8-K filed on September 14, 2006).

10.12	—	First Amendment to Energy Partners, Ltd. Change of Control Severance Plan dated September 13, 2006 (incorporated by reference to Exhibit 10.3 to EPL’s Form 8-K filed on September 14, 2006).

10.13*	—	Form of Second Amendment to Change of Control Severance Agreement.

10.14	—	First Amendment to Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of EPL’s Form 10-Q filed August 5, 2004).

10.15	—	Form of Nonqualified Stock Option Grant under the Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of EPL’s Form 10-Q filed August 5, 2004).

10.16	—	Form of Restricted Share Unit Agreement under the Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of EPL’s Form 10-Q filed August 5, 2004).

10.17	—	Form of Performance Share Agreement under the Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of EPL’s Form 8-K filed March 30, 2005).

10.18	—	2006 Long Term Stock Incentive Plan (incorporated by reference to EPL’s proxy statement on Form 14A filed April 5, 2006).

10.19	—	Energy Partners, Ltd. Long Term Stock Incentive Plan Cash Settled Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on June 5, 2007).

10.20	—	Form of Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.5 to EPL’s Form 10-Q filed on May 3, 2007).

10.21	—	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.6 to EPL’s Form 10-Q filed on May 3, 2007).
10.22	—	Amendment to Nonqualified Stock Options Granted to Phillip A. Gobe (incorporated by reference to Exhibit 10.2 to EPL’s Form 8-K filed on August 21, 2007).

Exhibit Number		Title
10.23	—	Amendment to Restricted Share Unit Agreements Granted Phillip A. Gobe (incorporated by reference to Exhibit 10.3 to EPL’s Form 8-K filed on August 21, 2007).

10.24	—	Amendment to Cash-Settled Restricted Share Unit Agreement Granted Phillip A. Gobe (incorporated by reference to Exhibit 10.4 to EPL’s Form 8-K filed on August 21, 2007).

10.25*	—	General Release between T. Rodney Dykes and Energy Partners, Ltd.

10.26	—	Purchase and Sale Agreement dated as of May 31, 2007, by and between EPL of Louisiana, L.L.C., and Castex Energy 2007, L.P. (incorporated by reference to Exhibit 2.1 to EPL’s Form 8-K filed on June 18, 2007).

10.27	—	First Amendment to Purchase and Sale Agreement dated, as of June 12, 2007 by and between EPL of Louisiana, L.L.C. and Castex Energy 2007, L.P. (incorporated by reference to Exhibit 2.2 to EPL’s Form 8-K filed on June 18, 2007).

10.28	—	Indenture Dated as of April 23, 2007 (incorporated by reference to Exhibit 4.1 to EPL’s Form 8-K filed on April 26, 2007).

10.29	—	Revolving Credit Facility Dated as of April 23, 2007 among Energy Partners, Ltd., the lenders party thereto and Bank of America, N.A. as Administrative Agent L/C Issuer and Collateral Agent (incorporated by reference to Exhibit 10.2 to EPL’s Form 8-K filed on April 26, 2007).

21.1*	—	Subsidiaries of Energy Partners, Ltd.

23.1*	—	Consent of KPMG LLP.

23.2*	—	Consent of Netherland, Sewell & Associates, Inc.

23.3*	—	Consent of Ryder Scott Company, L.P.

31.1*	—	Rule 13a-14a(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Energy Partners, Ltd.

31.2*	—	Rule 13a-14a(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

32.0*	—	Section 1350 Certifications.

99.1*	—	Report of Independent Petroleum Engineers dated as of February 15, 2008.

99.2*	—	Report of Independent Petroleum Engineers dated as of February 15, 2008.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY PARTNERS, LTD.

By:	/s/ RICHARD A. BACHMANN
Richard A. Bachmann Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Title	Date

/s/ RICHARD A. BACHMANN Richard A. Bachmann	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2008

/s/ JOSEPH T. LEARY Joseph T. Leary	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2008

/s/ DINA M. BRACCI RIVIERE Dina M. Bracci Riviere	Controller (Principal Accounting Officer)	March 3, 2008

/s/ JOHN C. BUMGARNER, JR. John C. Bumgarner, Jr.	Director	March 3, 2008

/s/ JERRY D. CARLISLE Jerry D. Carlisle	Director	March 3, 2008

/s/ HAROLD D. CARTER Harold D. Carter	Director	March 3, 2008

/s/ ENOCH L. DAWKINS Enoch L. Dawkins	Director	March 3, 2008

/s/ NORMAN C. FRANCIS Norman C. Francis	Director	March 3, 2008

/s/ ROBERT D. GERSHEN Robert D. Gershen	Director	March 3, 2008

/s/ PHILLIP A. GOBE Phillip A. Gobe	Director	March 3, 2008

/s/ WILLIAM R. HERRIN, JR. William R. Herrin, Jr.	Director	March 3, 2008

/s/ WILLIAM O. HILTZ William O. Hiltz	Director	March 3, 2008

/s/ JOHN G. PHILLIPS John G. Phillips	Director	March 3, 2008

INDEX TO EXHIBITS

Exhibit Number		Title
3.1	—	Restated Certificate of Incorporation of Energy Partners, Ltd., dated as of November 16, 1999 (incorporated by reference to Exhibit 3.1 to EPL’s registration statement on Form S-1 (File No. 333-42876)).

3.2	—	Amendment to Restated Certificate of Incorporation of Energy Partners, Ltd., dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to EPL’s registration statement on Form S-1 (File No. 333-42876)).

3.3	—	Certificate of Elimination of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Stock of Energy Partners, Ltd. (incorporated by reference to Exhibit 4.2 of EPL’s Form 8-K filed January 22, 2002).

3.4	—	Certificate of Elimination of the Series D Exchangeable Convertible Preferred Stock of Energy Partners, Ltd. (incorporated by reference to EPL’s Form 10-K filed February 27, 2006).

3.5*	—	Amended and Restated Bylaws of Energy Partners, Ltd.

3.6	—	Amendment to Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of May 5, 2006 (incorporated by reference to Exhibit 3.1 to EPL’s Form 10-Q filed May 9, 2006).

10.1	—	Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors (incorporated by reference to EPL’s proxy statement on Form 14A filed April 4, 2005 (File No. 001-16179)).

10.2	—	Purchase and Sale Agreement by and between Ocean Energy, Inc. and Energy Partners, Ltd. dated as of January 26, 2000 (incorporated by reference to Exhibit 10.18, to EPL’s registration statement on Form S-1 (File No. 333-42876)).

10.3	—	Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to EPL’s proxy statement on Form 14A filed March 27, 2002).

10.4	—	Offer Letter of Mr. Phillip A. Gobe, dated October 19, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed October 25, 2004.

10.5	—	Energy Partners, Ltd. Change of Control Severance Plan (incorporated by reference to Exhibit 10.2 of the EPL’s Form 8-K filed March 30, 2005).

10.6	—	Energy Partners, Ltd. Change of Control Severance Agreement (incorporated by reference to Exhibit 10.1 of the EPL’s Form 8-K filed March 30, 2005).

10.7	—	Form of Stock Option Grant under the Energy Partners, Ltd. 2000 Stock Option Plan for Non-employee Directors (incorporated by reference to Exhibit 10.5 of EPL’s Form 10-Q filed August 5, 2004).

10.8	—	Offer Letter of Mr. Timothy Woodall, dated July 11, 2006 (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on August 22, 2006).

10.9	—	Offer Letter to Joseph T. Leary (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on August 21, 2007).

10.10	—	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on September 14, 2006).

10.11	—	Form of First Amendment to Change of Control Severance Agreement (incorporated by reference to Exhibit 10.2 to EPL’s Form 8-K filed on September 14, 2006).

10.12	—	First Amendment to Energy Partners, Ltd. Change of Control Severance Plan dated September 13, 2006 (incorporated by reference to Exhibit 10.3 to EPL’s Form 8-K filed on September 14, 2006).

Exhibit Number		Title
10.13*	—	Form of Second Amendment to Change of Control Severance Agreement.
10.14	—	First Amendment to Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of EPL’s Form 10-Q filed August 5, 2004).

10.15	—	Form of Nonqualified Stock Option Grant under the Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of EPL’s Form 10-Q filed August 5, 2004).

10.16	—	Form of Restricted Share Unit Agreement under the Energy Partners, Ltd. Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of EPL’s Form 10-Q filed August 5, 2004).

10.17	—	Form of Performance Share Agreement under the Amended and Restated 2000 Long Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of EPL’s Form 8-K filed March 30, 2005).

10.18	—	2006 Long Term Stock Incentive Plan (incorporated by reference to EPL’s proxy statement on Form 14A filed April 5, 2006).

10.19	—	Energy Partners, Ltd. Long Term Stock Incentive Plan Cash Settled Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.1 to EPL’s Form 8-K filed on June 5, 2007).

10.20	—	Form of Nonqualified Stock Option Grant (incorporated by reference to Exhibit 10.5 to EPL’s Form 10-Q filed on May 3, 2007).

10.21	—	Form of Restricted Share Unit Agreement (incorporated by reference to Exhibit 10.6 to EPL’s Form 10-Q filed on May 3, 2007).

10.22	—	Amendment to Nonqualified Stock Options Granted to Phillip A. Gobe (incorporated by reference to Exhibit 10.2 to EPL’s Form 8-K filed on August 21, 2007).

10.23	—	Amendment to Restricted Share Unit Agreements Granted Phillip A. Gobe (incorporated by reference to Exhibit 10.3 to EPL’s Form 8-K filed on August 21, 2007).

10.24	—	Amendment to Cash-Settled Restricted Share Unit Agreement Granted Phillip A. Gobe (incorporated by reference to Exhibit 10.4 to EPL’s Form 8-K filed on August 21, 2007).

10.25*	—	General Release between T. Rodney Dykes and Energy Partners, Ltd.

10.26	—	Purchase and Sale Agreement dated as of May 31, 2007, by and between EPL of Louisiana, L.L.C., and Castex Energy 2007, L.P. (incorporated by reference to Exhibit 2.1 to EPL’s Form 8-K filed on June 18, 2007).

10.27	—	First Amendment to Purchase and Sale Agreement dated as of June 12, 2007, by and between EPL of Louisiana, L.L.C. and Castex Energy 2007, L.P. (incorporated by reference to Exhibit 2.2 to EPL’s Form 8-K filed on June 18, 2007).

10.28	—	Indenture Dated as of April 23, 2007 (incorporated by reference to Exhibit 4.1 to EPL’s Form 8-K filed on April 26, 2007).

10.29	—	Revolving Credit Facility Dated as of April 23, 2007 among Energy Partners, Ltd., the lenders party thereto and Bank of America, N.A. as Administrative Agent L/C Issuer and Collateral Agent(incorporated by reference to Exhibit 10.2 to EPL’s Form 8-K filed on April 26, 2007).

21.1*	—	Subsidiaries of Energy Partners, Ltd.

23.1*	—	Consent of KPMG LLP.

Exhibit Number		Title

23.2*	—	Consent of Netherland, Sewell & Associates, Inc.

23.3*	—	Consent of Ryder Scott Company, L.P.
31.1*	—	Rule 13a-14a(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Energy Partners, Ltd.

31.2*	—	Rule 13a-14a(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

32.0*	—	Section 1350 Certifications.

99.1*	—	Report of Independent Petroleum Engineers dated as of February 15, 2008.

99.2*	—	Report of Independent Petroleum Engineers dated as of February 15, 2008.

*	Filed herewith