Form 10-Q
period 2008-06-30
ENERGY PARTNERS LTD
filed 2008-08-05
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were 32,052,384 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

Item 1.	FINANCIAL STATEMENTS

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,619	$8,864
Trade accounts receivable	53,122	47,081
Deferred tax assets	16,017	3,865
Prepaid expenses	5,943	6,698

Total current assets	83,701	66,508
Property and equipment, at cost under the successful efforts method of accounting for oil and natural gas properties	1,637,101	1,547,003
Less accumulated depreciation, depletion and amortization	(885,934)	(824,397)

Net property and equipment	751,167	722,606
Other assets	14,670	15,556
Deferred financing costs — net of accumulated amortization of $2,938 in 2008 and $2,100 in 2007	9,503	10,186

	$859,041	$814,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,789	$14,369
Accrued expenses	86,234	104,555
Fair value of commodity derivative instruments	42,730	9,124

Total current liabilities	151,753	128,048
Long-term debt	484,501	484,501
Deferred tax liabilities	36,134	20,880
Asset retirement obligation	73,006	73,350
Fair value of commodity derivative instruments	—	4,602
Other	1,428	1,505

	746,822	712,886
Stockholders’ equity:
Preferred stock, $1 par value. Authorized 1,700,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share. Authorized 100,000,000 shares; issued: 2008—44,268,718 shares; 2007—43,980,644 shares; outstanding, net of treasury shares: 2008—32,028,732 shares; 2007—31,740,658 shares	443	441
Additional paid-in capital	378,810	374,874
Accumulated deficit	(8,678)	(14,989)
Treasury stock, at cost. 2008 — 12,239,986 shares; 2007 — 12,239,986 shares	(258,356)	(258,356)

Total stockholders’ equity	112,219	101,970
Commitments and contingencies

	$859,041	$814,856

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Oil and natural gas	$125,642	$121,584	$223,097	$229,986
Other	46	82	87	143

	125,688	121,666	223,184	230,129

Costs and expenses:
Lease operating	14,662	17,437	28,876	34,186
Transportation	260	606	666	1,065
Exploration expenditures, dry hole costs and impairments	5,271	37,375	28,480	59,176
Depreciation, depletion and amortization	33,244	44,053	62,054	91,973
Accretion	1,087	1,103	2,143	2,203
General and administrative	13,485	13,507	22,852	35,902
Taxes, other than on earnings	3,315	2,199	5,694	5,069
Gain on insurance recoveries	—	—	—	(8,084)
(Gain) loss on sale of assets	80	(7,020)	(6,594)	(7,020)
Other	62	(8)	1,158	(8)

Total costs and expenses	71,466	109,252	145,329	214,462

Business interuption recovery	—	—	—	9,084
Income from operations	54,222	12,414	77,855	24,751

Other income (expense):
Interest income	66	390	367	570
Interest expense	(11,439)	(13,629)	(23,351)	(20,386)
Gain (loss) on derivative instruments	(36,483)	1,907	(44,809)	1,907
Loss on early extinguishment of debt	—	(10,838)	—	(10,838)

	(47,856)	(22,170)	(67,793)	(28,747)

Income (loss) before income taxes	6,366	(9,756)	10,062	(3,996)
Income taxes	(2,370)	3,486	(3,751)	1,422

Net income (loss)	3,996	(6,270)	6,311	(2,574)

Basic earnings (loss) per share	$0.13	$(0.18)	$0.20	$(0.07)

Diluted earnings (loss) per share	$0.12	$(0.18)	$0.20	$(0.07)

Weighted average common shares used in Computing earnings per share:
Basic	31,950	34,581	31,861	37,364
Incremental common shares
Stock options	108	—	—	—
Restricted share units	83	—	—	—
Performance shares	—	—	7	—

Diluted	32,141	34,581	31,868	37,364

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$6,311	$(2,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	62,054	91,973
Accretion	2,143	2,203
Unrealized (gain) loss on derivative contracts	29,004	(1,907)
Non cash-based compensation	2,802	4,604
Non cash loss on early extinguishment of debt	—	3,398
Deferred income taxes	3,101	(1,423)
Gain on sale of oil and natural gas assets	(6,611)	(7,020)
Exploration expenditures	23,749	51,788
Amortization of deferred financing costs	838	565
Gain on insurance recoveries	—	(8,084)
Other	937	830
Changes in operating assets and liabilities:
Trade accounts receivable	(6,889)	7,877
Other receivables	—	56,346
Prepaid expenses	755	(4,772)
Other assets	886	(1,715)
Accounts payable and accrued expenses	4,485	(24,521)
Other liabilities	(4,142)	(264)

Net cash provided by operating activities	119,423	167,304

Cash flows used in investing activities:
Insurance recoveries for property, plant and equipment	—	19,574
Property acquisitions	(20,197)	(1,115)
Exploration and development expenditures	(114,519)	(195,509)
Proceeds from sale of oil and natural gas assets	15,026	67,543
Other property and equipment additions	(505)	(459)

Net cash used in investing activities	(120,195)	(109,966)

Cash flows provided by (used in) financing activities:
Deferred financing costs	(155)	(10,882)
Repayments of long-term debt	(70,000)	(445,499)
Proceeds from long-term debt	70,000	603,000
Purchase of shares into treasury	—	(200,100)
Exercise of stock options and warrants	682	766

Net cash provided by (used in) financing activities	527	(52,715)

Net increase (decrease) in cash and cash equivalents	(245)	4,623
Cash and cash equivalents at beginning of period	8,864	3,214

Cash and cash equivalents at end of period	$8,619	$7,837

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

The financial information as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) MERGERS, ACQUISITIONS AND DIVESTITURES

On March 26 and 27, 2008, the Company completed the sale of two Gulf of Mexico Shelf properties located in its Western offshore area for $15.0 million after giving effect to preliminary closing adjustments. The Company recorded a gain on the sale of $7.0 million in the first half of 2008.

On June 12, 2007, the Company completed the sale of substantially all of the Company’s onshore South Louisiana assets for $68.6 million after giving effect to closing adjustments. The Company used the proceeds to pay down a portion of its revolving credit facility. As of the closing date, the estimated proved reserves of the disposed properties totaled approximately 2.1 million barrels of oil equivalent. The Company recorded a gain of $7.2 million on this sale in the second quarter of 2007.

On October 12, 2006 the Company announced that its Board of Directors (the Board) had directed the Company, assisted by its financial and legal advisors, to explore strategic alternatives to maximize stockholder value, including the possible sale of the Company. On March 12, 2007 the Company announced that the Board had concluded its strategic alternatives process. As a result of this process, the Board, with advice from its financial and legal advisors and management, determined to continue with the execution of the Company’s strategic plan, augmented by a self-tender offer for up to 8,700,000 shares of its common stock at $23.00 per share, the refinancing of its bank credit facility and a tender offer for all of its existing $150 million aggregate principal amount of senior notes due 2010 (the Transactions), and the divestment of selected properties following the completion of the Transactions to reduce debt under the Company’s new bank credit facility. In order to fund the Transactions, the Company undertook a private offering of $450 million of senior unsecured notes and entered into a new bank credit facility. The Company incurred $9.4 million of financial and legal advisory fees during the first half of 2007 related to the exploration of strategic alternatives and the tender offers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4) EARNINGS PER SHARE

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and the potential shares associated with restricted share units and performance shares that would have a dilutive effect on earnings per share.

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

Prior to the second quarter of 2007, all derivative transactions that qualified for hedge accounting under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (Statement 133) as amended by Statement Nos. 137, 138 and 149 were designated on the date the Company entered into each transaction as a hedge of the variability in cash flows associated with the forecasted sale of future oil and natural gas production. After-tax changes in the fair value of a hedge that was highly effective and designated and qualified as a cash flow hedge, to the extent that the hedge was effective, were recorded as Accumulated Other Comprehensive Income (OCI) on the consolidated balance sheet until the sale of the hedged oil and natural gas production occurred. Upon the sale of the underlying hedged production, the net after-tax change in the fair value of the associated hedging transaction recorded in OCI was reversed and the resulting gain or loss on the settlement of the hedge, to the extent that it was effective, was reported in oil and natural gas revenues in the consolidated statement of operations. Once hedge accounting was discontinued prospectively effective April 2, 2007 for existing contracts and while the hedging contracts remained in effect they were carried at their fair value on the Consolidated Balance Sheets until settlement and all subsequent changes in fair value were recognized in the Consolidated Statements of Operations for the period in which the change occurred. All of these contracts were settled in 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company had the following derivative contracts as of June 30, 2008:

Natural Gas Positions
Remaining Contract Term	Contract Type	Strike Price ($/Mmbtu)	Volume (Mmbtu)
			Daily	Total
11/08 – 12/08	Collar	$6.82/$15.38	20,000	1,220,000
01/09 – 03/09	Collar	$6.75/$17.15	10,000	900,000

Crude Oil Positions
Remaining Contract Term	Contract Type	Strike Price ($/Bbl)	Volume (Bbls)
			Daily	Total
07/08 – 9/08	Put	$55.00	2,000	184,000
07/08 – 10/08	Collar	$55.00/$85.65	500	61,500
11/08 – 12/08	Collar	$55.00/$86.80	2,500	152,500
1/09 – 06/09	Collar	$55.00/$87.17	3,000	543,000

The following table presents information about the components of gain (loss) on derivative instruments for the indicated periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Derivative contracts:
Unrealized gain (loss) due to change in fair market value	$(25,907)	$1,907	$(29,004)	$1,907
Realized loss on settlement	(10,576)	—	(15,805)	—

Total gain (loss) on derivative instruments	$(36,483)	$1,907	$(44,809)	$1,907

(6) OIL AND GAS PROPERTIES

At June 30, 2008, the Company had two projects whose exploratory well costs in the amount of $35.1 million were suspended and were capitalized for a period greater than one year. At June 30, 2007, the Company had one project whose exploratory well costs in the amount of $17.0 million were suspended and were capitalized for a period greater than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(7) ASSET RETIREMENT OBLIGATION

Accounting and reporting standards require entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The following table reconciles the beginning and ending aggregate recorded amount of the asset retirement obligation for the six months ended June 30, 2008.

Six Months Ended June 30, 2008
(in thousands)
December 31, 2007	$77,898
Accretion expense	2,143
Sale of properties	(321)
Revisions	1,162
Liabilities incurred	2,523
Liabilities settled	(4,064)

June 30, 2008	$79,341

At June 30, 2008, and included above, asset retirement obligations required to be settled within the next twelve months of $6.3 million were included in accrued expenses on the Consolidated Balance Sheets.

(8) INDEBTEDNESS

On April 23, 2007 the Company refinanced its bank credit facility with a new $300 million revolving credit facility (the bank credit facility) with an initial availability of $225 million and a borrowing base of $200 million. Concurrently with the 2007 sale of assets described in Note 2, the availability under the bank credit facility was automatically reduced to the $200 million borrowing base amount. On May 6, 2008, the Company’s bank credit facility was redetermined with a borrowing base of $150 million. The bank credit facility is secured by substantially all of the Company’s assets. The bank credit facility permits both prime rate borrowings and London InterBank Offered Rate (LIBOR) borrowings plus a floating spread. The spread will float up or down based on utilization of the bank credit facility. The spread can range from 1.00% to 2.50% above LIBOR and 0% to 0.50% above prime. At June 30, 2008, the Company had $30 million outstanding under the bank credit facility and $120 million available under its borrowing base. In addition, the Company pays an annual fee on the unused portion of the bank credit facility ranging between 0.25% to 0.50% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require the Company to: (i) maintain a minimum current ratio, as defined by the bank credit facility, of 1.0x, (ii) maintain a minimum Consolidated EBITDAX to interest ratio, as defined by the bank credit facility, of 2.5x, and (iii) maintain a ratio of long-term debt to Consolidated EBITDAX below 3.0x. The Company was in compliance with the bank credit facility covenants as of June 30, 2008. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks on or about each April 1 and October 1.

On April 23, 2007 the Company completed a private placement of $450 million aggregate principal amount of senior unsecured notes (the Senior Unsecured Notes), consisting of $300 million aggregate principal amount of 9.75% Senior Notes due 2014 (the Fixed Rate Notes), with interest payable semi-annually on April 15 and October 15 beginning on October 15, 2007, and $150 million aggregate principal amount of Senior Floating Rate Notes due 2013 (the Floating Rate Notes). The interest rate on the Floating Rate Notes for a particular interest period will be an annual rate equal to the three-month LIBOR plus 5.125%. Interest on the Floating Rate Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning in July of 2007. The Company may redeem the Senior Unsecured Notes, in whole or in part, prior to their maturity at specific redemption prices, including premiums ranging from 4.875% to 0% from 2011 to 2013 and thereafter for the Fixed Rate Notes and premiums ranging from 2% to 0% from 2008 to 2010 and thereafter for the Floating Rate Notes. The indenture governing the Senior Unsecured Notes contains customary covenants, including but not limited to a covenant limiting the creation of liens securing indebtedness. The Senior Unsecured Notes are not subject to any sinking fund requirements. In November 2007 the Company consummated an exchange offer pursuant to which it exchanged registered senior unsecured notes having substantially identical terms as the privately placed Senior Unsecured Notes.

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

(9) FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company adopted Statement 157 effective January 1, 2008. Certain of the Company’s assets and liabilities are reported at fair value in the accompanying Consolidated Balance Sheets which include amounts for both financial and nonfinancial instruments. The FASB agreed to a one year deferral of Statement 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis such as asset retirement obligations and oil and natural gas property and equipment. The following tables provide fair value measurement information for such assets and liabilities as of June 30, 2008.

The carrying values of cash and cash equivalents, trade accounts receivable and accounts payable (including income taxes payable and accrued expenses) included in the accompanying Consolidated Balance Sheets approximated fair value at June 30, 2008. These assets and liabilities are not presented in the following tables.

	As of June 30, 2008
			Fair Value Measurements Using:
	Carrying Amount (In thousands)	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities):
Oil and natural gas puts and collars	$42,730	$42,730	$—	$42,730	$—
Debt	$484,501	$452,480	$422,480	$30,000	$—

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

Level 2 Fair Value Measurements

Debt — The fair value of the bank credit facility is estimated to approximate the carrying amount because the interest rates paid on such debt are generally set for periods of three months or less.

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

(11) NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (Statement 162). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Au Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently assessing what impact Statement 162 may have on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing what impact Statement 161 may have on the Company’s financial disclosures.

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

(12) RELATED PARTY

        One of the Company’s former directors (through May 29, 2008) is a senior managing director of Evercore Partners, Inc. an affiliate of Evercore Group L.L.C. (Evercore). Evercore provided financial advisory services to the Company in connection with a subsequently terminated merger agreement in 2006 with Stone Energy Corporation, an unsolicited cash tender offer in 2006 by a U.S. Subsidiary of Woodside Petroleum, Ltd. that subsequently expired and the Company’s exploration of strategic alternatives. A $7.0 million fee was due to Evercore upon the earlier of the consummation of a transaction or September 5, 2007, of which $2.3 million was accrued during 2006 and the remaining $4.7 million was accrued in the first quarter of 2007 and paid in September 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,619	$—	$—	$8,619
Accounts receivable	40,252	10,730	2,140	53,122
Other current assets	21,827	133	—	21,960

Total current assets	70,698	10,863	2,140	83,701
Property and equipment	1,383,565	253,536	—	1,637,101
Less accumulated depreciation, depletion and amortization	(756,479)	(129,455)	—	(885,934)

Net property and equipment	627,086	124,081	—	751,167
Investment in affiliates	93,102	1,597	(94,699)	—
Notes receivable, long-term	—	115,531	(115,531)	—
Other assets	24,083	90	—	24,173

	$814,969	$252,162	$(208,090)	$859,041

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$107,565	$1,458	$—	$109,023
Fair value of commodity derivative instruments	42,730	—	—	42,730

Total current liabilities	150,295	1,458	—	151,753
Long-term debt	484,501	115,531	(115,531)	484,501
Other liabilities	67,954	42,614	—	110,568

	702,750	159,603	(115,531)	746,822
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	443	98	(98)	443
Additional paid-in capital	378,810	68	(68)	378,810
Retained earnings (accumulated deficit)	(8,678)	92,390	(92,390)	(8,678)
Treasury stock	(258,356)	—	—	(258,356)

Total stockholders’ equity	112,219	92,559	(92,559)	112,219

	$814,969	$252,162	$(208,090)	$859,041

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue:
Oil and natural gas	$168,321	$54,776	$—	$223,097
Other	26,464	75	(26,452)	87

	194,785	54,851	(26,452)	223,184
Costs and expenses:
Lease operating	18,726	10,816	—	29,542
Exploration expenditures, dry hole costs and impairments	27,212	1,268	—	28,480
Depreciation, depletion, amortization and accretion	53,799	10,398	—	64,197
General and administrative	22,242	8,110	(7,500)	22,852
Taxes, other than on earnings	387	5,307	—	5,694
Gain on sale of assets	(6,594)	—	—	(6,594)
Other expenses	1,158	—	—	1,158

Total costs and expenses	116,930	35,899	(7,500)	145,329

Income from operations	77,855	18,952	(18,952)	77,855

Other income (expense):
Interest expense, net	(22,984)	—	—	(22,984)
Gain (loss) on derivative instruments	(44,809)	—	—	(44,809)

	(67,793)	—	—	(67,793)

Income before income taxes	10,062	18,952	(18,952)	10,062
Income taxes	(3,751)	—	—	(3,751)

Net income	$6,311	$18,952	$(18,952)	$6,311

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$100,310	$19,113	$—	$119,423
Cash flows used in investing activities:
Property acquisitions	(20,197)	—	—	(20,197)
Exploration and development expenditures	(95,406)	(19,113)	—	(114,519)
Other property and equipment additions	(505)	—	—	(505)
Proceeds from sale of oil and natural gas assets	15,026	—	—	15,026

Net cash used in investing activities	(101,082)	(19,113)	—	(120,195)
Cash flows used in financing activities:
Repayments of long-term debt	(70,000)	—	—	(70,000)
Proceeds from long-term debt	70,000	—	—	70,000
Deferred financing costs	(155)	—	—	(155)
Exercise of stock options and warrants	682	—	—	682

Net cash used in financing activities	527	—	—	527

Net increase in cash and cash equivalents	(245)	—	—	(245)
Cash and cash equivalents at beginning of period	8,864	—	—	8,864

Cash and cash equivalents at end of period	$8,619	$—	$—	$8,619

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

We continue to strive toward implementing our long-term growth strategy to increase our oil and natural gas reserves and production while focusing on reducing finding and development costs and operating costs to remain competitive with our industry peers. We are implementing this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. During the first six months of 2008, we completed 9 drilling operations, 7 of which were successful, and 7 recompletion/workover operations 5 of which were successful. We also evaluate acquisition opportunities including acquisitions in our core Central and Eastern offshore areas as a complement to the drilling and development activities we have budgeted for that area. We also consider strategic divestiture opportunities from time to time. Our drilling program is predominately comprised of moderate risk, higher or moderate reserve potential opportunities, as well as some high risk, higher reserve potential opportunities and low risk lower reserve potential opportunities, in order to achieve a balanced program of reserve growth.

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

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as economic, political and regulatory developments, tropical weather and the price and availability of other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

We continue to generate prospects and strive to maintain an extensive inventory of drillable prospects in-house and exposure to new opportunities through relationships with industry partners. Our policy is to fund our exploration and development expenditures with internally generated cash flow, which allows us to preserve our balance sheet to finance acquisitions and other capital projects. However, from time to time, we may use our bank credit facility to fund working capital needs as further discussed below.

On October 12, 2006 we announced that our Board of Directors (the “Board”) had directed us, assisted by our financial advisors, to explore strategic alternatives to maximize stockholder value, including the possible sale of the Company. On March 12, 2007 we announced that the Board had concluded its strategic alternatives process. As a result of this process, the Board, with advice from our financial and legal advisors and management, determined to continue with the execution of our strategic plan, augmented by a self-tender offer for up to 8,700,000 of our common shares at $23.00 per share, the refinancing of our bank credit facility and a tender offer for all of our existing $150 million aggregate principal amount of senior notes due 2010 (the “Transactions”), and the divestment of selected properties following the completion of the Transactions to reduce debt under our new bank credit facility. We incurred $9.4 million of legal and financial advisory fees during the first half of 2007 related to the exploration of strategic alternatives and the tender offers.

On April 23, 2007 we refinanced our bank credit facility with a new $300 million revolving credit facility (the “bank credit facility”) with an initial availability of $225 million and a borrowing base of $200 million. Concurrently with the June 2007 sale of assets described below, the availability under the bank credit facility was automatically reduced to the $200 million borrowing base amount. On May 6, 2008, our bank credit facility was redetermined with a borrowing base of $150 million. At June 30, 2008, we had $30 million outstanding under the bank credit facility and $120 million available under its borrowing base. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks on or about April 1 and October 1.

On April 23, 2007 we completed a private placement of $450 million aggregate principal amount of senior unsecured notes (the “Senior Unsecured Notes”), consisting of $300 million aggregate principal amount of 9.75% senior notes due 2014 (the “Fixed Rate Notes”), with interest payable semi-annually on April 15 and October 15 beginning on October 15, 2007, and $150 million aggregate principal amount of senior floating rate notes due 2013 (the “Floating Rate Notes”). The interest rate on the Floating Rate Notes for a particular interest period will be an annual rate equal to the three-month LIBOR plus 5.125%. Interest on the Floating Rate Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning in July of 2007. We may redeem the Senior Unsecured Notes, in whole or in part, prior to their maturity at specific redemption prices, including premiums ranging from 4.875% to 0% from 2011 to 2013 and thereafter for the Fixed Rate Notes and premiums ranging from 2% to 0% from 2008 to 2010 and thereafter for the Floating Rate Notes. The indenture governing the Senior Unsecured Notes contains customary covenants, including but not limited to a covenant limiting the creation of liens securing indebtedness. The Senior Unsecured Notes are not subject to any sinking fund requirements. In November 2007 we consummated an exchange offer pursuant to which we exchanged registered senior unsecured notes having substantially identical terms as the privately placed Senior Unsecured Notes.

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

On March 26 and 27, 2008, we completed the sale of two Gulf of Mexico Shelf properties located in our Western offshore area (the “March 2008 Sale”) for $15.0 million after giving effect to preliminary closing adjustments. The Company recorded a gain on the sale of $7.0 million.

We have included the results of operations from the dispositions through their respective closing dates. We have experienced a decrease in our production volumes as a result of the June 2007 Sale. For the foregoing reasons, these activities will affect the comparability of our historical results of operations with future periods.

Effective April 2, 2007, we elected to discontinue hedge accounting on our existing contracts and elected not to designate any additional hedging contracts that were entered into subsequent to that date as cash flow hedges under Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“Statement 133”). Derivative contracts are carried at their fair value on the consolidated balance sheet as Fair value of commodity derivative instruments and all unrealized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense) in the Statement of Operations. Realized gains and losses related to contract settlements subsequent to April 2, 2007 are also recognized in the same line in Other income (expense) in the Consolidated Statement of Operations.

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

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net production (per day):
Oil (Bbls)	6,370	9,085	6,401	9,164
Natural gas (Mcf)	56,516	102,047	56,359	101,242
Total barrels of oil equivalent (Boe)	15,789	26,093	15,794	26,038
Average sales prices, excluding impact of derivatives:
Oil (per Bbl)	$116.52	$59.89	$104.82	$56.59
Natural gas (per Mcf)	11.30	7.76	9.84	7.43
Total (per Boe)	87.45	51.20	77.61	48.80
Oil and natural gas revenues (in thousands):
Oil	$67,543	$49,513	$122,117	$93,861
Natural gas	58,099	72,071	100,980	136,125

Total	125,642	121,584	223,097	229,986
Impact of derivatives (1):
Oil (per Bbl)
Unrealized	$42.16	$—	$22.02	$—
Realized	17.93	—	13.41	—

Total	60.09	—	35.43	—
Natural gas (per Mcf)
Unrealized	$0.29	$0.21	$0.33	$0.10
Realized	0.03	—	0.02	—

Total	0.32	0.21	0.35	0.10
Average costs (per Boe):
Lease operating expense	$10.20	$7.34	$10.04	$7.25
Depreciation, depletion and amortization	23.14	18.55	21.59	19.52
Accretion expense	0.76	0.46	0.75	0.47
Taxes, other than on earnings	2.31	0.93	1.98	1.08
General and administrative	9.39	5.69	7.95	7.62
Increase (decrease) in oil and natural gas revenues between periods presented due to:
Changes in prices of oil	$46,818		$81,966
Changes in production volumes of oil	(28,788)		(53,710)

Total increase in oil sales	18,030		28,256

Changes in prices of natural gas	$32,934		$43,384
Changes in production volumes of natural gas	(46,906)		(78,529)

Total decrease in natural gas sales	(13,972)		(35,145)

(1)	Included in Other income (expense) in our three months ended June 30, 2008 Consolidated Statement of Operations is an unrealized loss of $25.9 million due to the change in fair market value of contracts to be settled in the future and a loss of $10.6 million in contracts settled during the quarter for a total loss of $36.5 million. Included in Other income (expense) in our six months ended June 30, 2008 Consolidated Statement of Operations is an unrealized loss of $29.0 million due to the change in fair market value of contracts to be settled in the future and a loss of $15.8 million in contracts settled during the six months for a total loss of $44.8 million. Included in Other income (expense) in our three and six months ended June 30, 2007 Consolidated Statement of Operations is an unrealized gain of $1.9 million due to the change in fair market value of contracts to be settled in the future.

REVENUES AND NET INCOME

Our oil and natural gas revenues increased to $125.6 million in the second quarter of 2008 from $121.6 million in the second quarter of 2007. During the quarter, oil and natural gas prices increased but this increase was offset by lower production from natural reservoir declines combined with decreased oil and natural gas production due to the June 2007 Sale (a reduction of approximately 2,160 Boe per day).

Our oil and natural gas revenues decreased to $223.1 million in the first half of 2008 from $230.0 million in the first half of 2007. During the year to date period, oil and natural gas prices increased significantly but this increase was more heavily weighted in the second quarter and was more than offset by lower production from natural reservoir declines combined with decreased oil and natural gas production due to the June 2007 Sale (a reduction of approximately 2,742 Boe per day).

We recognized net income of $4.0 million in the second quarter of 2008 compared to a net loss of $6.3 million in the second quarter of 2007. We recognized net income of $6.3 million in the first half of 2008 compared to a net loss of $2.6 million in the first half of 2007. The overall change year over year for both periods was primarily attributed to a positive impact from increased oil and natural gas prices and a negative impact from both realized and unrealized losses on derivative instruments in 2008. In addition, net income was impacted by changes in operating costs discussed below offset by decreased oil and natural gas production primarily due to reasons discussed above.

OPERATING EXPENSES

Operating expenses during the three and six month periods ended June 30, 2008 and 2007 were affected by the following:

•

Lease operating expense (“Loe”) decreased to $14.7 million in the second quarter of 2008 compared with $17.4 million in the second quarter of 2007. Loe decreased to $28.9 million in the first half of 2008 compared with $34.2 million in the first half of 2007. This decrease is primarily a result of the June 2007 Sale discussed above and workover and pipeline repair costs incurred in 2007 offset by new wells coming on stream in new fields as well as an ongoing effort to reduce Loe costs during the period. On a per Boe basis, costs have increased due to decreased production volumes including production declines from existing fields with fixed costs.

•

Taxes, other than on earnings, were $3.3 million in the second quarter of 2008 compared with $2.2 million in the second quarter of 2007. Taxes, other than on earnings, were $5.7 million in the first half of 2008 compared with $5.1 million in the first half of 2007. Despite lower production volumes within the state of Louisiana, which is largely the result of the June 2007 Sale, taxes increased due to sharply increased commodity prices received. These taxes are expected to fluctuate from period to period depending on our remaining production volumes from non-federal leases and the commodity prices received.

•

Exploration expenditures, including dry hole costs and impairments, decreased to $5.3 million in the second quarter of 2008 from $37.4 million in the second quarter of 2007. The expense in the second quarter of 2008 is comprised of $0.3 million of dry hole costs, $1.8 million from partial impairments of two properties whose remaining economic lives are shorter than previously anticipated and $3.2 million of seismic expenditures and delay rentals. The expense in the second quarter of 2007 is comprised of $28.2 million of costs for three exploratory wells or portions thereof which were found to be not commercially productive, $7.0 million from the impairment of properties at two of our fields which had reached the end of their economic lives and $2.2 million of seismic expenditures and delay rentals.

Exploration expenditures, including dry hole costs and impairments, decreased to $28.5 million in the first half of 2008 from $59.2 million in the first half of 2007. The expense in the first half of 2008 is comprised of $22.0 million of costs for two exploratory wells or portions thereof which were found to be not commercially productive, $1.8 million from partial impairments of two properties whose remaining economic lives are shorter than previously anticipated and $4.7 million of seismic expenditures and delay rentals. The expense in the first half of 2007 is comprised of $44.8 million of costs for seven exploratory wells or portions thereof which were found to be not commercially productive, $7.0 million from the impairment of properties at two of our fields which had reached the end of their economic lives and $7.4 million of seismic expenditures and delay rentals.

Our exploration expenditures, including dry hole charges, will vary depending on the amount of our capital budget dedicated to exploration activities, the cost of services to drill wells and the level of success we achieve in exploratory drilling activities.

•

Depreciation, depletion and amortization (“DD&A”) decreased to $33.2 million in the second quarter of 2008 from $44.1 million in the second quarter of 2007. This decrease was primarily due to the June 2007 Sale ($3.8 million) and decreased production volumes ($17.5 million) partially offset by a higher per Boe rate ($10.7 million). DD&A decreased to $62.1 million in the first half of 2008 from $92.0 million in the first half of 2007. This decrease was primarily due to the June 2007 Sale ($11.4 million) and decreased production volumes ($36.3 million) also partially offset by a higher per Boe rate ($16.6 million). Some fields carry a higher burden than others; therefore, changes in the sources of our production will also directly impact this expense.

•

General and administrative expenses remained constant at $13.5 million for both the second quarter of 2008 and the second quarter of 2007. Included in this expense is cash and non-cash stock based compensation of $3.0 million and $2.4 million in the second quarters of 2008 and 2007, respectively. During the second quarter of 2008 personnel costs increased $2.1 million compared to the second quarter of 2007. This increase was offset by decreased legal and consulting fees of $1.9 million.

General and administrative expenses decreased to $22.9 million in the first half of 2008 from $35.9 million in the first half of 2007. Included in this expense is cash and non-cash stock based compensation of $4.6 million and $4.3 million in the first half of 2008 and 2007, respectively. This decrease was primarily due to decreased personnel costs of $2.5 million and $9.4 million of financial and legal advisory fees that were incurred during the first half of 2007 related to the exploration of strategic alternatives and the tender offers.

OTHER INCOME AND EXPENSE

Interest expense decreased to $11.4 million in the second quarter of 2008 from $13.6 million in the second quarter of 2007. This change was primarily attributable to the inclusion of a $2.3 million commitment fee paid in the second quarter of 2007 for the availability of a bridge loan to facilitate the debt refinancings. Interest expense increased to $23.4 million in the first half of 2008 from $20.4 million in the first half of 2007. The increase was primarily attributable to the net increase in the average borrowings due to the issuance of $450 million in aggregate principal amount of Senior Unsecured Notes in April 2007 combined with borrowings on our bank credit facility offset by the repurchase of $145.5 million in aggregate principal amount of the $150 million of Senior Notes completed in May 2007.

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

As previously discussed above in Results of Operations, included in Other income (expense) in our three months ended June 30, 2008 Consolidated Statement of Operations is an unrealized loss of $25.9 million due to the change in fair market value of contracts to be settled in the future and a loss of $10.6 million in contracts settled during the quarter for a total loss of $36.5 million. Included in other income and expense in our six months ended June 30, 2008 Consolidated Statement of Operations is an unrealized loss of $29.0 million due to the change in fair market value of contracts to be settled in the future and a loss of $15.8 million in contracts settled during the six months for a total loss of $44.8 million. Included in Other income (expense) in our three and six months ended June 30, 2007 Consolidated Statement of Operations is an unrealized gain of $1.9 million due to the change in fair market value of contracts to be settled in the future.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations totaled $119.4 million in the first half of the year. We intend to fund our exploration and development expenditures from internally generated cash flows, which we define as cash flows from operations before changes in working capital and total exploration expenditures. Our cash on hand at June 30, 2008 was $8.6 million. Our future internally generated cash flows will depend on our ability to maintain production and offset production declines in producing fields through our exploration and development program and through acquisitions, as well as the prices of oil and natural gas. We may from time to time use the availability under our bank credit facility to balance working capital needs. We intend to use excess cash flow to repay borrowings on our bank credit facility.

Net cash of $120.2 million used in investing activities in the first six months of 2008 consisted primarily of oil and natural gas exploration and development expenditures and lease purchases, offset by proceeds of $15.0 million from the March 2008 Sale. Dry hole costs resulting from exploration expenditures are excluded from operating cash flows and included in investing activities. During the first six months of 2008, we completed 9 drilling operations, 7 of which were successful, and 7 recompletion/workover operations 5 of which were successful. During the first six months of 2007, we completed 15 drilling operations, 8 of which were successful, and 14 recompletion/workover operations, all of which were successful.

Our 2008 capital exploration and development budget is focused on moderate risk exploratory activities on undeveloped leases and our proved properties, combined with low risk exploitation and development activities on our proved properties, and does not include acquisitions. We continue to manage our portfolio in order to maintain an appropriate risk balance between low risk development and exploitation activities, moderate risk exploration opportunities and higher risk, higher potential exploration opportunities. Our capital exploration and development budget for 2008 is currently approved for up to $200 million. During the first six months of 2008, capital expenditures were $122.9 million. The level of our capital exploration and development budget is based on many factors, including results of our drilling program, oil and natural gas prices, availability of cash flow, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, our 2008 capital exploration and development budget may change.

In the June 2007 Sale, we sold substantially all of our onshore South Louisiana assets for $68.6 million in cash after closing adjustments. We used the proceeds to pay down a portion of our bank credit facility. In addition, in the March 2008 Sale, we sold two Gulf of Mexico Shelf properties located in our Western offshore area for $15.0 million after preliminary closing adjustments.

On April 23, 2007 we completed a refinancing of our then existing revolving credit facility with the new $300 million bank credit facility with an initial availability of $225 million and a borrowing base of $200 million. Concurrently with the June 2007 Sale, the availability under the bank credit facility was automatically reduced to the $200 million borrowing base amount. On May 6, 2008, our bank credit facility was redetermined with a borrowing base of $150 million. The bank credit facility is secured by substantially all of our assets. The bank credit facility permits both prime rate borrowings and London InterBank Offered Rate (“LIBOR”) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.00% to 2.5% above LIBOR and 0% to 0.50% above prime. In addition we pay an annual fee on the unused portion of the bank credit facility ranging between 0.25% to 0.50%, based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio, as defined by our bank credit facility, of 1.0x, (ii) maintain a minimum Consolidated EBITDAX to interest ratio, as defined by our bank credit facility, of 2.5x, and (iii) maintain a ratio of long-term debt to Consolidated EBITDAX below 3.0x. As of July 31, 2008, we had a borrowing base of $150 million, $30 million outstanding and $120 million available under our bank credit facility. We were in compliance with the bank credit facility covenants as of June 30, 2008. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks on or about each April 1 and October 1.

Also on April 23, 2007 we completed a private placement of $450 million aggregate principal amount of the Senior Unsecured Notes, consisting of $300 million aggregate principal amount of 9.75% Fixed Rate Notes due 2014, with interest payable semi-annually on April 15 and October 15 beginning on October 15, 2007, and $150 million aggregate principal amount of Floating Rate Notes due 2013. The interest rate on the Floating Rate Notes for a particular interest period will be an annual rate equal to the three-month LIBOR plus 5.125%. Interest on the Floating Rate Notes is payable quarterly on January 15, April 15, July 15 and October 15, beginning in July of 2007. We may redeem the Senior Unsecured Notes, in whole or in part, prior to their maturity at specific redemption prices, including premiums ranging from 4.875% to 0% from 2011 to 2013 and thereafter for the Fixed Rate Notes and premiums ranging from 2% to 0% from 2008 to 2010 and thereafter for the Floating Rate Notes. The indenture governing the Senior Unsecured Notes contains covenants, including but not limited to, a covenant limiting the creation of liens securing indebtedness. The Senior Unsecured Notes are not subject to any sinking fund requirements. In November 2007, we consummated an exchange offer pursuant to which we exchanged registered senior unsecured notes having substantially identical terms as the privately placed Senior Unsecured Notes.

On May 4, 2007, we completed a cash tender offer for our Senior Notes. Approximately $145.5 million in aggregate principal amount of these Senior Notes were repurchased and substantially all of their covenants have been removed.

We currently have on file a universal shelf registration statement which allows us to issue an aggregate of $300 million in common stock, preferred stock, senior debt and subordinated debt in one or more separate offerings with a size, price and terms to be determined at the time of sale. We have no immediate plans to enter into transactions under this registration statement, but would use the proceeds of any future offering under this registration statement for general corporate purposes, which may include debt repayment, acquisitions, expansion and working capital. Completion of any potential financings under the universal shelf registration statement may expand our capabilities to further reduce our outstanding indebtedness, improve our working capital position and may allow us to expand or accelerate our future development and acquisition programs. There can be no assurance however, that we will be successful in completing any of these offerings or that the form of the transactions would be acceptable to both the potential investor and our management or our board of directors.

We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active exploration and development program. We had a working capital deficit at June 30, 2008 and December 31, 2007 of $68.1 million and $61.5 million, respectively. In our industry working capital deficits are not unusual, and are usually the result of increased accounts payable and accrued expenses related to ongoing exploration and development activity which are capitalized as non current assets. We believe that our working capital balance should be viewed in conjunction with the availability of borrowings under our bank credit facility when measuring liquidity. As of May 6, 2008 our borrowing base was reduced from $200 million to $150 million as a result of the reduction in our proved reserves which was impacted by our failure to replace reserves through drilling and the negative reserve revisions taken at the end of 2007.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (Statement 162). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Au Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently assessing what impact Statement 162 may have on our financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing what impact Statement 161 may have on our financial disclosures.

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

•	unexpected future capital expenditures (including the amount and nature thereof);

•	the effects of adverse weather conditions, such as hurricanes and tropical storms;

•	the impact of oil and natural gas price fluctuations;

•	the effects of competition;

•	the success of our risk management activities;

•	the availability (or lack thereof) of acquisition or combination opportunities;

•	the impact of current and future laws and governmental regulations;

•	environmental liabilities that are not covered by an effective indemnity or insurance; and

•	general economic, market or business conditions.

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

INTEREST RATE RISK

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents and the interest rate paid on borrowings under our bank credit facility and Floating Rate Notes. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2008, $180 million of our long-term debt had variable interest rates while the remaining $304.5 million of long-term debt had fixed interest rates. If the market interest rates had averaged 1% higher in the second quarter of 2008, interest rates for the period on variable rate debt outstanding during the period would have increased, and net income before income taxes would have decreased, by approximately $0.5 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower in the second quarter of 2008, interest expense for the period on variable rate debt would have decreased, and net income before income taxes would have increased, by approximately $0.5 million.

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

We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of June 30, 2008, we had the following derivative contracts in place:

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

Volumes covered under these contracts, as of June 30, 2008, approximated 18% of our estimated production from proved reserves for the balance of the terms of the contracts. As of April 2, 2007, we elected to discontinue hedge accounting and therefore, not to designate any commodity derivative contracts as cash flow hedges under Statement 133. All derivative contracts are carried at their fair value on the consolidated balance sheet as assets or liabilities. Accordingly, we recognize all unrealized and realized gains and losses related to these contracts in the statement of operations as income or expense.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of our derivative instruments. At June 30, 2008, the potential change in the fair value of commodity derivative instruments for the remainder of the contract terms assuming a 10% increase in the underlying commodity price was a $10.8 million negative impact on pre-tax income.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including the principal executive officer and the principal financial officer, we continue to evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of and during the period covered by this report with respect to information being recorded, processed, summarized and reported within time periods specified in the Commission’s rules and forms and with respect to timely communication to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

(a)	At the Annual Meeting of Stockholders of the Company held on May 29, 2008, the stockholders elected 11 directors to serve until the 2008 Annual Meeting of Stockholders and ratified the appointment of KPMG LLP as the Company’s independent registered public accountants for the year ended December 31, 2008.

The voting tabulation is as follows:

	FOR	WITHHELD
Election as a Director of the Company:
Richard A. Bachmann	27,601,587	227,050
John C. Bumgarner, Jr.	25,201,213	2,627,424
Jerry D. Carlisle	27,654,574	174,063
Harold D. Carter	27,651,711	176,926
Enoch L. Dawkins	27,502,305	326,332
Norman C. Francis	27,656,251	172,386
Robert D. Gershen	25,199,715	2,682,922
William R. Herrin, Jr.	25,201,190	2,627,447
James R. Latmier, III	27,651,710	176,927
Bryant H. Patton	27,651,389	177,248
Steven J. Pully	27,645,993	182,644

	FOR	AGAINST	ABSTAIN
Ratify appointment of KPMG LLP as the Company’s independent registered public accountants:	27,667,776	125,234	35,627
To adjourn or postpone the meeting, as necessary:	17,147,316	10,625,819	55,502

Item 6.	EXHIBITS

Exhibits:

10.1*	Energy Partners, Ltd. Stock and Deferral Plan for Non-Employee Directors.

10.2*	Form of Restricted Share Unit Agreement under the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Energy Partners, Ltd.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

32.0*	Section 1350 Certification

*	filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY PARTNERS, LTD.

Date: August 5, 2008	By:	/s/ Joseph T. Leary
Joseph T. Leary
Executive Vice President and Chief Financial Officer
(authorized officer and principal financial officer)

EXHIBIT INDEX

Exhibits:

10.1*	Energy Partners, Ltd. Stock and Deferral Plan for Non-Employee Directors.

10.2*	Form of Restricted Share Unit Agreement under the Amended and Restated 2000 Stock Incentive Plan for Non-Employee Directors.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer of Energy Partners, Ltd.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Executive Vice President and Chief Financial Officer of Energy Partners, Ltd.

32.0*	Section 1350 Certification

*	Filed herewith