Form 10-Q
period 2008-09-30
ENERGY PARTNERS LTD
filed 2008-11-10
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(504) 569-1875

(Registrant’s telephone number, including area code)

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

Act).    Yes  ☐    No  ☒

As of November 3, 2008, there were 32,082,960 shares of the Registrant’s Common Stock, par value $0.01 per share,

outstanding.

Item 1.	FINANCIAL STATEMENTS

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,601	$8,864
Trade accounts receivable	14,754	47,081
Deferred tax assets	5,826	3,865
Prepaid expenses	5,258	6,698

Total current assets	41,439	66,508
Property and equipment, at cost under the successful efforts method of accounting for oil and natural gas properties	1,683,973	1,547,003
Less accumulated depreciation, depletion and amortization	(908,267)	(824,397)

Net property and equipment	775,706	722,606
Other assets	17,169	15,556
Deferred financing costs — net of accumulated amortization of $3,370 in 2008 and $2,100 in 2007	9,068	10,186

	$843,382	$814,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,891	$14,369
Accrued expenses	101,496	104,555
Fair value of commodity derivative instruments	12,946	9,124

Total current liabilities	125,333	128,048
Long-term debt	454,501	484,501
Deferred tax liabilities	45,537	20,880
Asset retirement obligation	68,148	73,350
Fair value of commodity derivative instruments	—	4,602
Other	1,408	1,505
Commitments and contingencies

	694,927	712,886
Stockholders’ equity:
Preferred stock, $1 par value. Authorized 1,700,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share. Authorized 100,000,000 shares; issued: 2008 - 44,301,044 shares; 2007 - 43,980,644 shares; outstanding, net of treasury shares: 2008 - 32,061,058 shares; 2007 - 31,740,658 shares	444	441
Additional paid-in capital	380,600	374,874
Retained earnings (accumulated deficit)	25,767	(14,989)
Treasury stock, at cost. 2008 - 12,239,986 shares; 2007 - 12,239,986 shares	(258,356)	(258,356)

Total stockholders’ equity	148,455	101,970

	$843,382	$814,856

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Oil and natural gas	$94,626	$110,327	$317,723	$340,313
Other	46	111	133	254

	94,672	110,438	317,856	340,567

Costs and expenses:
Lease operating	16,004	19,041	44,880	53,227
Transportation	379	805	1,045	1,870
Exploration expenditures and dry hole costs	2,605	15,130	29,352	67,313
Impairments	110	7,562	1,843	14,555
Depreciation, depletion and amortization	22,731	41,718	84,785	133,691
Accretion	1,111	1,127	3,254	3,330
General and administrative	12,052	12,465	34,904	48,367
Taxes, other than on earnings	3,034	2,379	8,728	7,448
Gain on insurance recoveries	—	—	—	(8,084)
(Gain) loss on sale of assets	(283)	920	(6,877)	(6,100)
Other	(5)	2,395	1,153	2,387

Total costs and expenses	57,738	103,542	203,067	318,004

Business interuption recovery	—	—	—	9,084

Income from operations	36,934	6,896	114,789	31,647
Other income (expense):
Interest income	284	216	651	786
Interest expense	(11,124)	(12,901)	(34,475)	(33,287)
Gain (loss) on derivative instruments	27,944	(185)	(16,865)	1,722
Loss on early extinguishment of debt	—	—	—	(10,838)

	17,104	(12,870)	(50,689)	(41,617)

Income (loss) before income taxes	54,038	(5,974)	64,100	(9,970)
Income taxes	(19,593)	2,011	(23,344)	3,433

Net income (loss)	34,445	(3,963)	40,756	(6,537)

Basic earnings (loss) per share	$1.07	$(0.12)	$1.28	$(0.18)

Diluted earnings (loss) per share	$1.07	$(0.12)	$1.27	$(0.18)

Weighted average common shares used in computing earnings per share:
Basic	32,057	31,734	31,927	35,435
Incremental common shares
Stock options	—	—	—	—
Restricted share units	60	—	41	—
Performance shares	—	—	7	—

Diluted	32,117	31,734	31,975	35,435

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$40,756	$(6,537)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	84,785	133,691
Accretion	3,254	3,330
Unrealized gain on derivative contracts	(780)	(415)
Non cash compensation	4,076	6,736
Loss on early extinguishment of debt	—	3,398
Deferred income taxes	22,687	(3,433)
Gain on sale of oil and gas assets	(6,879)	(4,592)
Dryholes and impairments	24,495	72,774
Amortization of deferred financing costs	1,270	954
Gain on insurance recoveries	—	(8,084)
Other	1,388	1,291
Changes in operating assets and liabilities:
Trade accounts receivable	31,368	5,959
Other receivables	—	56,406
Prepaid expenses	1,436	1,145
Other assets	(1,616)	(1,620)
Accounts payable and accrued expenses (1)	4,054	(29,428)
Other liabilities	(10,379)	(1,666)

Net cash provided by operating activities (1)	199,915	229,909

Cash flows provided by (used in) investing activities:
Insurance recoveries for property, plant and equipment	—	19,574
Property acquisitions	(20,373)	(1,937)
Exploration and development expenditures (1)	(158,378)	(264,397)
Proceeds from sale of oil and gas assets	15,576	67,543
Other property and equipment additions	(600)	(680)

Net cash used in investing activities (1)	(163,775)	(179,897)

Cash flows provided by (used in) financing activities:
Deferred financing costs	(155)	(11,178)
Repayments of long-term debt	(110,000)	(475,499)
Proceeds from long-term debt	80,000	648,000
Purchase of shares into treasury	—	(200,916)
Exercise of stock options and warrants	752	792

Net cash used in financing activities	(29,403)	(38,801)

Net increase in cash and cash equivalents	6,737	11,211
Cash and cash equivalents at beginning of period	8,864	3,214

Cash and cash equivalents at end of period	$15,601	$14,425

(1)	The amounts reported for the nine months ended September 30, 2008, for cash provided by operating activities is different from the amounts reflected in our announcement of Third Quarter 2008 Results furnished in our Current Report on Form 8-K dated November 6, 2008 (Form 8-K). The cash provided by operating activities reflected in the Form 8-K was $221,235 which amount changed due to a reduction in the amount reflected for Accounts payable and accrued expenses from $25,374 in the Form 8-K to $4,054. The amounts reflected in the Form 8-K for net cash provided by operating activities for the three months ended September 30, 2008, which amounts are not required to be reported in this Quarterly Report on Form 10-Q, changed from $101,812 in the Form 8-K, to $80,492 due to a reduction in the amount reflected in accounts payable and accrued expenses in the Form 8-K from $20,889 to $(431).

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Energy Partners, Ltd.’s (we, our, us, the Company) Annual Report on Form 10-K for the year ended December 31, 2007 filed March 3, 2008 (2007 Annual Report).

The financial information as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in fiscal 2008.

(2) ACQUISITIONS AND DIVESTITURES

On March 26 and 27, 2008, we completed the sale of two Gulf of Mexico Shelf properties located in the Western offshore area for $15.0 million after giving effect to preliminary closing adjustments and recorded a gain on the sale of $7.0 million in the nine months ended September 30, 2008.

On June 12, 2007, we completed the sale of substantially all of our onshore South Louisiana assets for $68.6 million after giving effect to closing adjustments and recorded a gain of $6.3 million on the sale in the nine months ended September 30, 2007. We used the proceeds to pay down a portion of our revolving credit facility. As of the closing date, the estimated proved reserves of the disposed properties totaled approximately 2.1 million barrels of oil equivalent.

(3) CAPITAL STRUCTURE

In April 2007 we repurchased 8,700,000 shares of our common stock at $23.00 per share, refinanced our $300 million revolving credit facility (bank credit facility) and acquired substantially all of our existing $150 million aggregate principal amount senior notes due 2010 (Transactions). We sold selected properties following the completion of the Transactions to reduce debt under our new bank credit facility. In order to fund the Transactions, we undertook a private offering of $450 million of senior unsecured notes (Senior Unsecured Notes) and entered into a new bank credit facility. We incurred $9.4 million of financial and legal advisory fees during the nine months ended September 30, 2007 related to these activities.

We also acquired 59,500 shares of our common stock for $0.8 million, an average price of $13.71 per share, under our since expired stock repurchase program during 2007.

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

(5) DERIVATIVE TRANSACTIONS

We enter into derivative transactions with major financial institutions and others to reduce exposure to fluctuations in the price of oil and natural gas. We primarily used financially-settled oil and natural gas zero-cost collars and put options to provide floor prices with varying upside price participation. On occasion, we may incorporate floors and/or collars into our production sales contracts which are settled under conventional marketing terms.

Effective April 2, 2007, we elected to discontinue hedge accounting on our existing contracts and elected not to designate any additional derivative contracts that were entered into subsequent to that date as cash flow hedges under Statement 133, as amended. Derivative contracts are carried at their fair value on the Condensed Consolidated Balance Sheets as Fair value of commodity derivative instruments and all unrealized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense) and realized gains and losses related to contract settlements subsequent to April 2, 2007 are recognized in Other income (expense).

We had the following derivative contracts as of September 30, 2008:

Natural Gas Positions

Remaining Contract Term	Contract Type	Floor/Ceiling ($/Mmbtu)	Volume (Mmbtu)
			Daily	Total
11/08 – 12/08	Collar	$6.82/$15.38	20,000	1,220,000
01/09 – 03/09	Collar	$6.75/$17.15	10,000	900,000
Oil Positions
Remaining Contract Term	Contract Type	Floor/Ceiling ($/Bbl)	Volume (Bbls)
			Daily	Total
10/08	Collar	$55.00/$85.65	500	15,500
11/08 – 12/08	Collar	$55.00/$86.80	2,500	152,500
1/09 – 06/09	Collar	$55.00/$87.17	3,000	543,000

The following table presents information about the components of gain (loss) on derivative instruments for the indicated periods (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Derivative contracts:
Unrealized gain (loss) due to change in fair market value	$29,784	$(1,492)	$780	$415
Realized gain (loss) on settlement	(1,840)	1,307	(17,645)	1,307

Total gain (loss) on derivative instruments	$27,944	$(185)	$(16,865)	$1,722

(6) OIL AND GAS PROPERTIES

At September 30, 2008, we had two projects with exploratory well costs totaling $41.5 million suspended and capitalized for a period greater than one year. At December 31, 2007, we had two projects with exploratory well costs of $32.6 million suspended and capitalized for a period greater than one year.

(7) ASSET RETIREMENT OBLIGATION

Changes in our asset retirement obligation for the nine months ended September 30, 2008, were as follows:

Nine Months Ended September 30, 2008
(in thousands)
December 31, 2007	$77,898
Accretion expense	3,254
Sale of properties	(1,821)
Revisions	1,162
Liabilities incurred	2,588
Liabilities settled	(10,283)

September 30, 2008	72,798
Less: Amount required to be settled within the next twelve months	(4,650)

September 30, 2008, noncurrent asset retirement obligation	$68,148

The current portion of our asset retirement obligation is included in accrued expenses.

(8) LONG-TERM DEBT

Total long-term debt at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007
	(In thousands)
Senior Notes	$4,501	$4,501
$150 million aggregate principal amount of senior floating rate notes due 2013 (Floating Rate Notes)	150,000	150,000
$300 million aggregate principal amount of 9.75% senior notes due 2014 (Fixed Rate Notes)	300,000	300,000
Bank credit facility	—	30,000

	454,501	484,501
Less: Current maturities	—	—

	$454,501	$484,501

The borrowing base under our bank credit facility remains subject to redetermination based on proved reserves of our oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks in April and October. We and our group of bank credit facility participants each may request one additional redetermination each calendar year. On May 6, 2008, our bank credit facility was redetermined with a borrowing base of $150 million. The bank credit facility is secured by substantially all of our assets. Our bank credit facility permits both prime rate borrowings and London InterBank Offered Rate (“LIBOR”) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.00% to 2.5% above LIBOR and 0% to 0.50% above prime. In addition we pay an annual fee on the unused portion of the bank credit facility ranging between 0.25% to 0.50% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio, as defined by our bank credit facility, of 1.0x, (ii) maintain a minimum Consolidated EBITDAX to interest ratio, as defined by our bank credit facility, of 2.5x, and (iii) maintain a ratio of long-term debt to Consolidated EBITDAX below 3.0x. We were in compliance with the bank credit facility covenants as of September 30, 2008.

The current ratio, as defined by our bank credit facility, includes (among other terms) in current assets our unused availability on the bank credit facility for purposes of satisfying the minimum current ratio covenant. As a result, for purposes of complying with the minimum current ratio covenant at each quarterly compliance reporting date, our working capital deficit, as adjusted by the terms of the bank credit facility (which was $66.3 million at September 30, 2008), reduces the amount available for borrowings and issuances of letters of credit under the bank credit facility.

We have been notified by the Minerals Management Service (MMS) that we do not currently qualify for a waiver of the supplemental bonding requirement related to our plugging and abandonment liability for Federal property in the Gulf of Mexico. The MMS has requested supplemental bonds or other acceptable security in an amount of $56 million to support this obligation. We are in discussions with the MMS on this matter, both as to the amount to be bonded and other acceptable security, as well as providers of surety bonds to satisfy this request. Providers of surety bonds require fees and generally require letters of credit as collateral to support the issuance of these bonds. If, as a result of our discussions with the MMS on this matter, their request for supplemental bonds or other acceptable security does not change materially, funding this obligation through letters of credit or otherwise, will significantly reduce availability under our bank credit facility.

On May 4, 2007, we completed a cash tender offer for our $150 million 8.75% Senior Notes due 2010 (Senior Notes). Approximately $145.5 million of these Senior Notes were repurchased and substantially all of their covenants have been removed. A loss on early extinguishment of debt for refinancing the bank credit facility and repurchasing our Senior Notes of approximately $10.8 million was recorded during the second quarter 2007 which included the write-off of unamortized deferred financing costs related to the bank credit facility and the Senior Notes as well as the consent fees relating to the tender for the Senior Notes.

(9) FAIR VALUE MEASUREMENTS

The following tables provide fair value measurement information for our assets and liabilities reported at fair value in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2008.

The carrying values of cash and cash equivalents, trade accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at September 30, 2008, and are not presented in the following table.

	As of September 30, 2008
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities) (in thousands):
Oil and natural gas puts and collars	$12,946	$12,946	$—	$12,946	$—
Debt	$454,501	$357,542	$357,542	$—	$—

Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are other than quoted prices in active markets included in Level 1, and Level 3 inputs have the lowest priority and include significant inputs that are generally less observable from objective sources. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. We currently do not use Level 3 inputs to measure fair value.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 1 Fair Value Measurements

Debt — The Fixed Rate Notes and Floating Rate Notes are actively traded in an established market. The fair values of these debt instruments are based on quotes obtained through financial information services and/or major financial institutions.

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

(10) TROPICAL WEATHER

In late August and early September 2008 Hurricanes Gustav and Ike traversed the Gulf of Mexico and adjacent land areas. As a result of these two hurricanes, nearly all of our production was shut-in at one time or another during the three months ended September 30, 2008. We are continuing to bring production back to pre-storm levels, but are subject to constraints due to damage to third party sales pipelines. Total offshore repair costs incurred for the three months ended September 30, 2008 for Hurricanes Gustav and Ike were $3.9 million all of which represents uninsured amounts that are reflected in lease operating expense. We maintain insurance coverage for property damage due to windstorms with a per-storm deductible of $10 million. Any amount incurred over $10 million per-storm will be recorded as insurance receivables. We also maintain business interruption insurance on our South Timbalier 41, 42 and 46 properties. Recovery of lost revenue from these properties will begin accruing during the fourth quarter of 2008 if the no claim period provided for under the policy has elapsed.

As a result of Hurricanes Katrina and Rita and three other hurricanes that traversed the Gulf of Mexico and adjacent land areas in 2005, nearly all of our production was shut in at one time or another during the three months ended September 30, 2005 and into 2006. We maintained business interruption insurance during this period on our significant properties, including our East Bay field on which recovery of lost revenue continued to accrue until October 2006. Through March 31, 2007, the total business interruption claim on these fields was $62.6 million (all of which had been collected as of that date). In the first quarter of 2007, we settled and collected all remaining claims related to Hurricanes Katrina and Rita and recognized business interruption income of $9.1 million and a gain of $8.1 million on a property damage settlement.

(11) NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (Statement 162). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We are currently assessing what impact Statement 162 may have on our financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and our related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing what impact Statement 161 may have on our financial disclosures.

In December 2007, the FASB issued Statement of Accounting Standards No. 141R, “Business Combinations” (Statement 141R). Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are assessing what impact Statement 141R may have on our financial position, results of operations or cash flows should we complete a business combination after the effective date.

In February 2007, the FASB issued Statement of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Statement 159 was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have adopted Statement 159 which did not have a material impact on our financial position, results of operations or cash flows.

(12) COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, we are defendants in various legal proceedings. We do not expect our exposure in these proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

We have been notified by the Minerals Management Service (MMS) that we do not currently qualify for a waiver of the supplemental bonding requirement related to our plugging and abandonment liability for Federal property in the Gulf of Mexico. The MMS has requested supplemental bonds or other acceptable security in an amount of $56 million to support this obligation. We are in discussions with the MMS on this matter, both as to the amount to be bonded and other acceptable security, as well as providers of surety bonds to satisfy this request. Providers of surety bonds require fees and generally require letters of credit as collateral to support the issuance of these bonds. If, as a result of our discussions with the MMS on this matter, their request for supplemental bonds or other acceptable security does not change materially, funding this obligation through letters of credit or otherwise, will significantly reduce availability under our bank credit facility.

(13) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the Senior Unsecured Notes discussed in our 2007 Annual Report, all of our current active subsidiaries (the Guarantor Subsidiaries) jointly, severally and unconditionally guaranteed the payment obligations under the Senior Unsecured Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations and cash flow information for Energy Partners, Ltd. (parent company only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements, although we believe that the disclosures made are adequate to make the information presented not misleading. Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries, intercompany balances and intercompany revenues and expenses.

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$15,601	$—	$—	$15,601
Accounts receivable	35	12,579	2,140	14,754
Other current assets	10,951	133	—	11,084

Total current assets	26,587	12,712	2,140	41,439
Property and equipment	1,419,283	264,690	—	1,683,973
Less accumulated depreciation, depletion and amortization	(773,810)	(134,457)	—	(908,267)

Net property and equipment	645,473	130,233	—	775,706
Investment in affiliates	101,131	1,597	(102,728)	—
Notes receivable, long-term	—	115,531	(115,531)	—
Other assets	26,147	90	—	26,237

	$799,338	$260,163	$(216,119)	$843,382

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,210	$1,177	$—	$112,387
Fair value of commodity derivative instruments	12,946	—	—	12,946

Total current liabilities	124,156	1,177	—	125,333
Long-term debt	454,501	115,531	(115,531)	454,501
Other liabilities	72,226	42,867	—	115,093

	650,883	159,575	(115,531)	694,927
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	444	98	(98)	444
Additional paid-in capital	380,601	310	(310)	380,601
Retained earnings (accumulated deficit)	25,766	100,177	(100,177)	25,766
Treasury stock	(258,356)	—	—	(258,356)

Total stockholders’ equity	148,455	100,588	(100,588)	148,455

	$799,338	$260,163	$(216,119)	$843,382

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2007

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,864	$—	$—	$8,864
Accounts receivable	(73,061)	125,200	—	52,139
Other current assets	5,373	132	—	5,505

Total current assets	(58,824)	125,332	—	66,508
Property and equipment	1,309,898	237,105	—	1,547,003
Less accumulated depreciation, depletion and amortization	(704,890)	(119,507)	—	(824,397)

Net property and equipment	605,008	117,598	—	722,606
Investment in affiliates	199,964	119	(200,083)	—
Notes receivable, long-term	—	221,909	(221,909)	—
Other assets	25,652	90	—	25,742

	$771,800	$465,048	$(421,992)	$814,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$117,709	$1,215	$—	$118,924
Fair value of commodity derivative instruments	9,124	—	—	9,124
Current maturities of long-term debt	—	—	—	—

Total current liabilities	126,833	1,215	—	128,048
Long-term debt	484,501	221,909	(221,909)	484,501
Other liabilities	58,496	41,841	—	100,337

	669,830	264,965	(221,909)	712,886
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	441	98	(98)	441
Additional paid-in capital	374,874	1,606	(1,606)	374,874
Retained earnings	(14,989)	198,376	(198,376)	(14,989)
Treasury stock	(258,356)	—	—	(258,356)

Total stockholders’ equity	101,970	200,083	(200,083)	101,970

	$771,800	$465,048	$(421,992)	$814,856

Supplemental Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue:
Oil and natural gas	$236,760	$80,963	$—	$317,723
Other	38,252	111	(38,230)	133

	275,012	81,074	(38,230)	317,856
Costs and expenses:
Lease operating	29,431	16,494	—	45,925
Exploration expenditures, dry hole costs and impairments	29,923	1,272	—	31,195
Depreciation, depletion, amortization and accretion	72,130	15,909	—	88,039
General and administrative	33,981	12,173	(11,250)	34,904
Taxes, other than on earnings	470	8,258	—	8,728
Gain on sale of assets	(6,877)	—	—	(6,877)
Other expenses	1,165	(12)	—	1,153

Total costs and expenses	160,223	54,094	(11,250)	203,067

Income from operations	114,789	26,980	(26,980)	114,789

Other income (expense):
Interest expense, net	(33,824)	—	—	(33,824)
Gain (loss) on derivative instruments	(16,865)	—	—	(16,865)

	(50,689)	—	—	(50,689)

Income before income taxes	64,100	26,980	(26,980)	64,100
Income taxes	(23,344)	—	—	(23,344)

Net income	$40,756	$26,980	$(26,980)	$40,756

Supplemental Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2007

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue:
Oil and natural gas	$271,802	$68,511	$—	$340,313
Other	56,349	120	(56,215)	254

	328,151	68,631	(56,215)	340,567
Costs and expenses:
Lease operating	81,633	(26,536)	—	55,097
Exploration expenditures	70,826	11,042	—	81,868
Depreciation, depletion and amortization	116,012	21,009	—	137,021
Taxes, other than on earnings	357	7,091	—	7,448
General and administrative	47,349	12,268	(11,250)	48,367
Gain on insurance recoveries	(8,084)	—	—	(8,084)
Gain on sale of assets	(4,892)	(1,208)	—	(6,100)
Other	2,387	—	—	2,387

Total costs and expenses	305,588	23,666	(11,250)	318,004

Business interruption recovery	9,084	—	—	9,084
Income from operations	31,647	44,965	(44,965)	31,647

Other income (expense):
Interest expense, net	(32,501)	—	—	(32,501)
Unrealized gain on derivative instruments	1,722	—	—	1,722
Loss on early extinguishment of debt	(10,838)	—	—	(10,838)

	(41,617)	—	—	(41,617)

Loss before income taxes	(9,970)	44,965	(44,965)	(9,970)
Income taxes	3,433	—	—	3,433

Net loss	$(6,537)	$44,965	$(44,965)	$(6,537)

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$169,645	$30,270	$—	$199,915
Cash flows used in investing activities:
Property acquisitions	(20,281)	(92)	—	(20,373)
Exploration and development expenditures	(128,200)	(30,178)	—	(158,378)
Other property and equipment additions	(600)	—	—	(600)
Proceeds from sale of oil and natural gas assets	15,576	—	—	15,576

Net cash used in investing activities	(133,505)	(30,270)	—	(163,775)
Cash flows used in financing activities:
Repayments of long-term debt	(110,000)	—	—	(110,000)
Proceeds from long-term debt	80,000	—	—	80,000
Deferred financing costs	(155)	—	—	(155)
Exercise of stock options and warrants	752	—	—	752

Net cash used in financing activities	(29,403)	—	—	(29,403)

Net increase in cash and cash equivalents	6,737	—	—	6,737
Cash and cash equivalents at beginning of period	8,864	—	—	8,864

Cash and cash equivalents at end of period	$15,601	$—	$—	$15,601

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$215,137	$14,772	$—	$229,909
Cash flows used in investing activities:
Insurance recoveries from property, plant and equipment	19,574	—	—	19,574
Property acquisitions	(1,513)	(424)	—	(1,937)
Exploration and development expenditures	(250,049)	(14,348)	—	(264,397)
Other property and equipment additions	(680)	—	—	(680)
Proceeds from sale of oil and natural gas assets	67,543	—	—	67,543

Net cash used in investing activities	(165,125)	(14,772)	—	(179,897)
Cash flows used in financing activities:
Deferred financing costs	(11,178)	—	—	(11,178)
Repayments of long-term debt	(475,499)	—	—	(475,499)
Proceeds from long-term debt	648,000	—	—	648,000
Purchase of shares into treasury	(200,916)	—	—	(200,916)
Exercise of stock options and warrants	792	—	—	792

Net cash used in financing activities	(38,801)	—	—	(38,801)

Net increase in cash and cash equivalents	11,211	—	—	11,211
Cash and cash equivalents at beginning of period	3,214	—	—	3,214

Cash and cash equivalents at end of period	$14,425	$—	$—	$14,425

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Energy Partners, Ltd. (we, our, us, the Company) was incorporated in January 1998 and operates in a single segment as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the shallow to moderate depth waters in the Gulf of Mexico, focusing on the area from Ship Shoal in the west to our East Bay field in the east as well as the deepwater in depths less than 5,000 feet. The Company maintains a website at www.eplweb.com which contains information about the Company including links to the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The Company’s website and the information contained in it and connected to it shall not be deemed incorporated by reference into this report on Form 10-Q.

We continue to strive toward implementing our long-term growth strategy to increase our oil and natural gas reserves and production while focusing on reducing finding and development costs and operating costs to remain competitive with our industry peers. We are implementing this strategy through drilling exploratory and development wells from our inventory of available prospects that we have evaluated for geologic and mechanical risk and future reserve or resource potential. During the nine months ended September 30, 2008, we were successful in 13 of 14 drilling operations and 5 of 7 recompletion/workover operations. We also evaluate acquisition opportunities including acquisitions in our offshore areas as a complement to the drilling and development activities we have budgeted for those areas. We also consider strategic divestiture opportunities from time to time. Our drilling program is predominately comprised of moderate risk, higher or moderate reserve potential opportunities, as well as some high risk, higher reserve potential opportunities and low risk lower reserve potential opportunities, in order to achieve a balanced program of reserve growth.

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

We continue to generate prospects and strive to maintain an extensive inventory of drillable prospects in-house and exposure to new opportunities through relationships with industry partners. Our policy is to fund our exploration and development expenditures with internally generated cash flow, which allows us to preserve our balance sheet to finance acquisitions and other capital projects. However, from time to time, we may use our $150 million revolving credit facility (bank credit facility) to fund working capital needs as further discussed in Liquidity and Capital Resources.

On March 26 and 27, 2008, we completed the sale of two Gulf of Mexico Shelf properties located in our Western offshore area (March 2008 Property Sale) for $15.0 million after giving effect to preliminary closing adjustments. We recorded a gain on the sale of $7.0 million.

In late August and early September 2008 Hurricanes Gustav and Ike traversed the Gulf of Mexico and adjacent land areas. As a result of these two hurricanes, nearly all of our production was shut in at one time or another during the three months ended September 30, 2008. We are continuing to work to bring production back to pre-storm levels, but are subject to constraints due to damage to third party sales pipelines. Total offshore repair costs incurred during the three months ended September 30, 2008 for Hurricanes Gustav and Ike were $3.9 million all of which represents uninsured amounts that are reflected in lease operating expense. We maintain insurance coverage for property damage due to windstorms with a per-storm deductible of $10 million. Any amount incurred over $10 million per-storm will be recorded as insurance receivables. We also maintain business interruption insurance on our South Timbalier 41, 42 and 46 properties. Recovery of lost revenue from these properties will begin accruing during the fourth quarter of 2008 if the no claim period provided for under the policy has elapsed.

We use the successful efforts method of accounting for our investment in oil and natural gas properties. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Exploratory drilling costs are charged to expense if and when activities result in no reserves in commercial quantities. Seismic, geological and geophysical, and delay rental expenditures are expensed as they are incurred. We conduct various exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our 2007 Annual Report includes a discussion of our critical accounting policies, which have not changed significantly since the end of the last fiscal year.

OVERVIEW

During the nine months ended September 30, 2008, we were successful in 13 of the 14 drilling operations and 5 of 7 recompletion/workover operations.

Three Months Ended September 30, 2008

Our operating results for the three months ended September 30, 2008 reflect continued production from our existing core oil and natural gas properties with a decline late in the quarter due primarily to the impact of Hurricanes Gustav and Ike, which caused nearly all of our production to be shut in at one time or another during the three months ended September 30, 2008.

A 66% increase in the selling price per barrel of oil equivalent (Boe) (excluding the impact of derivative instruments) in the three months ended September 30, 2008 over the three months ended September 30, 2007 reflected the strong market prices for oil and natural gas production and partially offset the impact of production declines of 48% from the three months ended September 30, 2007.

Our three months ended September 30, 2008 revenues declined 14% from the comparable three month period ended September 30, 2007 due primarily to declines in production volumes addressed above, partially offset by increases in the average selling price of our production during these periods.

In addition to the factors addressed above, our net income of $34.4 million for the three months ended September 30, 2008 (which includes the after-tax gain on derivative instruments of $17.9 million) reflects decreases in lease operating expenses (Loe) due in part to our efforts to reduce and control these costs in 2008.

Our operating cash flows for the three months ended September 30, 2008 allowed us to pay off our bank credit facility resulting in a $30 million reduction in long-term debt. The borrowing base on our bank credit facility remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks in April and October. The borrowing base is expected to be redetermined in November 2008.

Our primary current challenge is restoring Gulf of Mexico production that remains shut in due to damage to third party sales pipelines caused by Hurricanes Gustav and Ike in late August and early September 2008. While we expect to bring most production back online during the 2008 fourth quarter, we expect our production, oil and natural gas revenue and operating cash flows to decline in the fourth quarter as compared to earlier quarters in 2008. We also expect that production from our existing core oil and natural gas properties will continue to reflect natural declines beyond 2008.

Nine Months Ended September 30, 2008

Our operating results for the nine months ended September 30, 2008 compared to the nine month ended September 30, 2007 reflects a decline in production from our existing core oil and natural gas properties due primarily to natural reservoir declines, the impact of the hurricanes and the sales of producing properties in June 2007 and March 2008. The June 2007 sale of onshore producing properties (the June 2007 Property Sale) contributed 2,742 Boe per day through the June 12, 2007 sale date. These impacts were offset in part by successful drilling results for 2008.

Higher oil and natural gas prices contributed favorably to our revenues for the nine month ended September 30, 2008 during which we realized a 61% increase in our average selling price per Boe (exclusive of derivative instruments) over the nine months ended September 30, 2007.

Our nine months ended September 30, 2008 revenues declined 7%, from the nine month period ended September 30, 2007 due primarily to declines in production volumes addressed above, partially offset by increases in the average selling price of our production during these periods.

In addition to the factors addressed above, our net income of $40.8 million for the nine month period ended September 30, 2008 (which includes the after-tax loss on derivative instruments of $10.8 million) reflects decreases in Loe resulting primarily from the June 2007 Property Sale and our efforts to reduce and control these costs in 2008. Our decrease in G&A expenses for the nine months ended September 30, 2008 reflects primarily non-recurring G&A expenses during the nine months ended September 30, 2007 related to the exploration of strategic alternatives and the repurchase of 8,700,000 shares of our common stock at $23.00 per share, refinancing of the bank credit facility and acquisition of substantially all of our existing $150 million aggregate principal amount senior notes due 2010 (Transactions).

Our operating cash flows for the nine months ended September 30, 2008 allowed us to pay off our bank credit facility during the period, resulting in a $30 million reduction in long-term debt.

IMPACT OF CURRENT CAPITAL AND COMMODITY MARKETS

The credit and capital markets are undergoing significant volatility. In many cases the markets have produced downward pressure on credit availability and stock prices for certain issuers without regard to those issuers’ underlying strength. Our exposure to the current credit and capital market crisis is primarily related to our bank credit facility and counterparty performance risks.

Our bank credit facility is available until March 2011. The borrowing base under our bank credit facility is subject to redetermination semiannually. To date, we have not experienced any difficulties accessing our bank credit facility. Should current credit market volatility be prolonged for a number of years, future extensions of our bank credit facility may contain terms that are less favorable than those of our current bank credit facility. The bond market has also been negatively impacted, which has resulted in more restrictive access by issuers and with higher costs. While we currently have no plans to access the bond market, if we decide to do so in the future, the terms, size and cost of a new debt issue may be less favorable than for our Floating Rate Notes and Fixed Rate Notes. Given the volatility in the capital markets, we may not be able to sell stock at acceptable levels if necessary.

Current market conditions also may increase counterparty risks related to our commodity derivative instruments. Our commodity derivatives are with major financial institutions each of which is a party to our bank credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments.

Oil and natural gas prices are volatile and have declined significantly since September 30, 2008. This will reduce our revenues and cash flows from operations. We attempt to mitigate the impact of lower commodity prices on a portion of our cash flows by entering into oil and natural gas derivative instruments for a portion of our production (see Note 5 – Derivative Transactions). If the economic crisis continues, or if there is an extended period of reduced economic activity caused by a recession, commodity prices may stay depressed or reduce further, causing a prolonged downturn which would further reduce our revenues and cash flow from operations and may result in impairments of our oil and natural gas properties. This could cause us to alter our business plans including reducing our exploration and development programs.

Thus far, our liquidity and financial position have not been materially impacted by these factors. However, further deterioration in the credit and commodity markets could adversely affect our financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net production (per day):
Oil (Bbls)	5,189	8,271	5,994	8,862
Natural gas (Mcf)	42,445	92,579	51,687	98,322
Total barrels of oil equivalent	12,263	23,701	14,608	25,249
Average sales prices, excluding impact of derivatives:
Oil (per Bbl)	$114.61	$70.89	$107.67	$61.09
Natural gas (per Mcf)	10.22	6.62	9.95	7.17
Total (per Boe)	83.87	50.60	79.38	49.37
Oil and natural gas revenues (in thousands):
Oil	$54,712	$53,941	$176,829	$147,802
Natural gas	39,914	56,386	140,894	192,511

Total	94,626	110,327	317,723	340,313
Impact of derivatives instruments (1):
Oil (per Bbl)
Unrealized	$56.25	$(0.92)	$0.73	$(1.27)
Realized	(3.85)	—	(10.63)	—

Total	52.40	(0.92)	(9.90)	(1.27)
Natural gas (per Mcf)
Unrealized	$0.75	$(0.09)	$(0.03)	$0.13
Realized	—	0.15	(0.01)	0.05

Total	0.75	0.06	(0.04)	0.18
Average costs (per Boe):
Lease operating expense	$14.19	$8.73	$11.21	$7.72
Depreciation, depletion and amortization	20.15	19.13	21.18	19.40
Accretion expense	0.98	0.52	0.81	0.48
Taxes, other than on earnings	2.69	1.09	2.18	1.08
G&A	10.68	5.72	8.72	7.02
Increase (decrease) in oil and natural gas revenues between periods presented due to:
Changes in prices of oil	$33,269		$112,658
Changes in production volumes of oil	(32,498)		(83,631)

Total increase in oil sales	771		29,027
Changes in prices of natural gas	$30,655		$72,851
Changes in production volumes of natural gas	(47,127)		(124,467)

Total decrease in natural gas sales	(16,472)		(51,616)

(1)	See Other Income and Expense section for further discussion of the impact of derivative instruments.

REVENUES AND NET INCOME

Our oil and natural gas revenues decreased $15.7 million or 14% in the three months ended September 30, 2008 from the three months ended September 30, 2007. During the quarter, oil and natural gas prices increased 66% from the three months ended September 30, 2007 but this increase was more than offset by production 48% lower than in the three months ended September 30, 2007 primarily from natural reservoir declines combined with deferred production from shut-ins as a result of Hurricanes Gustav and Ike, which reduced our Boe per day by 4,361 for the three months ended September 30, 2008.

Our oil and natural gas revenues decreased $22.6 million or 7% in the nine months ended September 30, 2008 from the nine months ended September 30, 2007. During the year to date period, oil and natural gas prices increased 61% but the increase was more than offset by lower production of 42% primarily due to natural reservoir declines combined with the June 2007 Property Sale (that contributed 2,742 Boe per day through the June 12, 2007 sale date) and deferred production from shut-ins during the third quarter as a result of Hurricanes Gustav and Ike, which reduced our Boe per day by 1,464 for the nine months ended September 30, 2008.

Our net income was $34.4 million in the three months ended September 30, 2008 compared to a net loss of $4.0 million in the the three months ended September 30, 2007. In addition to the factors addressed above, the change in net income in the three months ended September 30, 2008 as compared to the three months ended September 30 2007 was primarily attributable to:

•	gains on derivative instruments in the three months ended September 30, 2008

•	lower depreciation, depletion and amortization primarily reflecting the decline in production in 2008;

•	lower exploration expenditures reflecting our focus in 2008 on lower risk exploration opportunities;

•	lower dry hole costs resulting from the notable improvement in our 2008 drilling results as compared to 2007 and lower overall exploratory activity;

•	lower impairments due primarily to the more significant impairments recorded in the three months under September 30, 2007 and higher oil and natural gas price trends in 2008; and

•	Loe and G&A expenses for the reasons summarized below.

Our net income was $40.8 million in the nine months ended September 30, 2008 compared to a net loss of $6.5 million in the nine months ended September 30, 2007. The change in net income in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily attributable the same factors that affected the three months ended September 30, 2008 and 2007 net income summarized above, except that our nine months ended September 30, 2008 results reflect a loss on derivative instruments. Additionally, our total costs and expenses were reduced in the nine months ended September 30, 2007, by a gain on insurance recoveries of $8.1 million, the impact of which was more than offset by the loss on early extinguishment of debt of $10.8 million recorded in that period.

OPERATING EXPENSES

Operating expenses during the three and nine months ended September 30, 2008 and 2007 were affected as follows.

Loe decreased by $3.0 million or 16% to $16 million in the three months ended September 30, 2008 compared with $19.0 million in the three months ended September 30, 2007, reflecting that we had higher operating costs due primarily to workovers in the three months ended September 30, 2007. We incurred $3.9 million in Loe, $1.9 million of which was incremental to normally occurring Loe, in the three months ended September 30, 2008, resulting from the impact of the hurricanes. Loe decreased by $8.3 million or 16% to $44.9 million in the nine months ended September 30, 2008, compared with $53.2 million in the nine months ended September 30, 2007, primarily due to the June 2007 Property Sale discussed above and the absence of unusual repair costs incurred during the nine months ended September 30, 2007, as well as an ongoing efforts to reduce Loe costs during 2008, offset by new wells in new fields. On a per Boe basis, costs have increased due primarily to decreased production volumes and hurricane-related costs.

Taxes, other than on earnings, increased, due to increased commodity prices offset by reduced production, $0.6 million or 25% to $3.0 million in the three months ended September 30, 2008 from $2.4 million in the three months ended September 30, 2007, and $1.3 million or 18% to $8.7 million in the nine months ended September 30, 2008 compared with $7.4 million in the nine months ended September 30, 2007.

Exploration expenditures, including dry hole costs and impairments, decreased $20.0 million or 88% to $2.7 million in the three months ended September 30, 2008 from $22.7 million in the three months ended September 30, 2007. The expense in the three months ended September 30, 2008 is comprised of $0.6 million of dry hole costs, $0.1 million of impairment expense and $2.0 million of seismic expenditures and delay rentals. The expense in the three months ended September 30, 2007 is comprised of $13.4 million of dry hole costs for three exploratory wells or portions thereof which were found to be not commercially productive, $7.6 million from the impairment of properties at two of our fields which had reached the end of their economic lives and $1.7 million of seismic expenditures and delay rentals. Exploration expenditures, including dry hole costs and impairments, decreased $50.7 million or 62% to $31.2 million in the nine months ended September 30, 2008 from $81.9 million in the nine months ended September 30, 2007. The expense in the nine months ended September 30, 2008 is comprised of $22.6 million of dry hole costs for three exploratory wells or portions thereof which were found to be not commercially productive, $1.8 million from partial impairments of two properties whose remaining economic lives are shorter than previously anticipated and $6.8 million of seismic expenditures and delay rentals. The expense in the nine months ended September 30, 2007 is comprised of $58.1 million of dry hole costs for nine exploratory wells or portions thereof which were found to be not commercially productive, $14.6 million from the impairment of properties at four of our fields which had reached the end of their economic lives and $9.2 million of seismic expenditures and delay rentals. Our exploration expenditures, including dry hole charges, will vary depending on the amount of our capital budget dedicated to exploration activities, the cost of services to drill wells and the level of success we achieve in exploratory drilling activities.

Depreciation, depletion and amortization (DD&A) decreased $19.0 million or 46% to $22.7 million in the three months ended September 30, 2008 from $41.7 million in the three months ended September 30, 2007. This decrease was primarily due to decreased production volumes of $21.8 million, partially due to Hurricanes Gustav and Ike. DD&A decreased $48.9 million or 37% to $84.8 million in the nine months ended September 30, 2008 from $133.7 million in the nine months ended September 30, 2007. This decrease was primarily due to decreased production volumes of $46.8 million, from both natural reservoir declines as well as Hurricanes Gustav and Ike and $11.4 million from the June 2007 Property Sale.

G&A expenses decreased $0.4 million or 3% to $12.1 million in the three months ended September 30, 2008 from $12.5 million in the three months ended September 30, 2007 which includes cash and non-cash stock based compensation of $2.4 million and $3.0 million in the three months ended September 30, 2008 and 2007, respectively. During the three months ended September 30, 2008 personnel costs decreased $0.7 million compared to the three months ended September 30, 2007. G&A expenses decreased $13.5 million or 28% to $34.9 million in the nine months ended September 30, 2008 from $48.4 million in the first nine months of 2007 which includes cash and non-cash stock based compensation of $6.9 million and $7.3 million in the nine months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to decreased personnel costs of $3.2 million and $9.4 million of financial and legal advisory fees that were incurred during the nine months ended September 30, 2007 related to the exploration of strategic alternatives and the Transactions.

OTHER INCOME AND EXPENSE

Interest expense decreased $1.8 million or 14% to $11.1 million in the three months ended September 30, 2008 from $12.9 million in the three months ended September 30, 2007. This change was primarily attributable to both a lower interest rate and a lower average borrowing during the third quarter of 2008. Interest expense increased to $34.5 million in the nine months ended September 30, 2008 from $33.3 million in the nine months ended September 30, 2007. The increase was primarily attributable to the net increase in the average borrowings due to the issuance of $450 million in aggregate principal amount of senior unsecured notes (Senior Unsecured Notes) in April 2007 combined with borrowings on our bank credit facility, offset by the repurchase of $145.5 million in aggregate principal amount of the $150 million of Senior Notes completed in May 2007.

A loss on early extinguishment of debt for the refinancing of the bank credit facility and the repurchase of the Senior Notes of approximately $10.8 million was recorded during the nine months ended September 30, 2007. This loss includes the write-off of previously capitalized unamortized deferred financing costs related to the previous bank credit facility and the Senior Notes as well as the consent fees relating to the tender offer for the Senior Notes.

Included in Other income (expense) in our three months ended September 30, 2008 is an unrealized gain of $29.8 million representing the change in fair market value of derivative instruments to be settled in the future and a loss on $1.8 million in derivative instruments settled during the quarter for a total gain of $27.9 million. Included in Other income (expense) in our three months ended September 30, 2007 is an unrealized loss of $1.5 million representing the change in fair market value of derivative instruments to be settled in the future and a gain of $1.3 million in derivative instruments settled during the quarter for a total loss of $0.2 million. Included in Other income (expense) in our nine months ended September 30, 2008 is an unrealized gain of $0.8 million due to the change in fair market value of derivative instruments to be settled in the future and a loss of $17.6 million in contracts settled during the nine months for a total loss of $16.9 million. Included in Other income (expense) in our nine months ended September 30, 2007 is an unrealized gain of $0.4 million due to the change in fair market value of derivative instruments to be settled in the future and a gain of $1.3 million in derivative instruments settled during the nine months for a total gain of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash flows for the nine months ended September 30, 2008 and 2007 (in thousands):

	2008	2007	Change
Cash flows provided by operating activities	$199,915	$229,909	$(29,994)
Cash flows used in investing activities	(163,775)	(179,897)	16,122
Cash flows used in financing activities	(29,403)	(38,801)	9,398

At September 30, 2008, we had cash on hand of $15.6 million and had no borrowings under our $150 million bank credit facility. As of October 31, 2008, we had $21 million outstanding on our bank credit facility. The borrowing base remains subject to redetermination based on the proved reserves of the oil and natural gas properties that serve as collateral for the bank credit facility as set out in the reserve report delivered to the banks in April and October. We and our group of bank credit facility participants each may request one additional redetermination each calendar year. We expect to receive a borrowing base redetermination in November 2008. Based on our estimates of production and commodity prices for the remainder of 2008, we intend to fund the remainder of our 2008 exploration and development expenditures from internally generated cash flows, combined with temporary borrowings on our bank credit facility.

We expect to use our bank credit facility to bridge what we expect will be a short term decline in our operating cash flows resulting from damage caused by Hurricanes Gustav and Ike to third party sales pipelines which is preventing us from bringing a significant part of our production to market in the fourth quarter of 2008. Our Trade accounts receivable declined 69% from December 31, 2007 to September 30, 2008 primarily as a result of the impact of these hurricanes on our production. Additionally, we have been notified by the MMS that we do not currently qualify for a waiver of the supplemental bonding requirement related to our plugging and abandonment liability for Federal property in the Gulf of Mexico. The MMS has requested supplemental bonds or other acceptable security in an amount of $56 million to support this obligation. We are in discussions with the MMS on this matter, both as to the amount to be bonded and other acceptable security, as well as providers of surety bonds to satisfy this request. Providers of surety bonds require fees and generally require letters of credit as collateral to support the issuance of these bonds. If, as a result of our discussions with the MMS on this matter, their request for supplemental bonds or other acceptable security does not change materially, funding this obligation through letters of credit or otherwise, will significantly reduce availability under our bank credit facility.

We have experienced and expect to continue to experience substantial working capital requirements, primarily due to our active exploration and development program. We had a working capital deficit at September 30, 2008 of $83.9 million. In our industry working capital deficits are not unusual, and may result from increased accounts payable and accrued expenses related to ongoing exploration and development costs which may be capitalized as noncurrent assets. Our working capital deficit should be viewed together with our borrowing capacity under our bank credit facility when measuring liquidity. As of May 6, 2008 our borrowing base was reduced from $200 million to $150 million as a result of the reduction in our proved reserves which was impacted by our failure to replace reserves through drilling in 2007 and the negative reserve revisions taken at the end of 2007.

Our bank credit facility is secured by substantially all of our assets. The bank credit facility permits both prime rate borrowings and London InterBank Offered Rate (“LIBOR”) borrowings plus a floating spread. The spread will float up or down based on our utilization of the bank credit facility. The spread can range from 1.00% to 2.5% above LIBOR and 0% to 0.50% above prime. In addition we pay an annual fee on the unused portion of the bank credit facility ranging between 0.25% to 0.50% based on utilization. The bank credit facility contains customary events of default and various financial covenants, which require us to: (i) maintain a minimum current ratio, as defined by our bank credit facility, of 1.0x, (ii) maintain a minimum Consolidated EBITDAX to interest ratio, as defined by our bank credit facility, of 2.5x, and (iii) maintain a ratio of long-term debt to Consolidated EBITDAX below 3.0x. We were in compliance with the bank credit facility covenants as of September 30, 2008. While we expect to continue to comply with our bank facility covenants, our ability to maintain compliance is dependent on our ability to, among other things, reduce our working capital deficit and execute our business plan.

The current ratio, as defined by our bank credit facility, includes (among other terms) in current assets our unused availability on the bank credit facility for purposes of satisfying the minimum current ratio covenant. As a result, for purposes of complying with the minimum current ratio covenant at each quarterly compliance reporting date, our working capital deficit, as adjusted by the terms of the bank credit facility (which was $66.3 million at September 30, 2008), reduces the amount available for borrowings under the bank credit facility.

Our ability to generate cash flows in the future depends on our ability to restore and maintain production and offset production declines in producing fields through our exploration and development program, acquisitions, sustained economic oil and natural gas commodity prices and our ability to control costs. We expect to use the availability under our bank credit facility from time to time to meet our working capital requirements and other obligations.

We intend to use any available excess cash flow to repay borrowings on our bank credit facility. We may also use available excess cash flow to repay other borrowings, including the repurchase in the marketplace or in privately negotiated transactions of Senior Unsecured Notes; however, additional financing may be required in the future to fund our growth, including acquisition opportunities, which we do not budget.

Our 2008 capital exploration and development budget is focused on moderate risk exploratory activities on undeveloped leases and our proved properties, combined with low risk exploitation and development activities on our proved properties, and does not include acquisitions. We manage our portfolio in order to maintain an appropriate risk balance between low risk development and exploitation activities, moderate risk exploration opportunities and higher risk, higher potential exploration opportunities. Our capital exploration and development budget for 2008 is currently approved for up to $200 million. During the first nine months of 2008, capital expenditures were $172.8 million. The level of our capital exploration and development budget is based on many factors, including results of our drilling program, oil and natural gas prices, availability of cash flow, industry conditions, participation by other working interest owners and the costs and availability of drilling rigs and other oilfield goods and services. Should actual conditions differ materially from expectations, some projects may be accelerated or deferred and, consequently, our 2008 capital exploration and development budget may change.

Investing activities in the first nine months of 2008 consisted primarily of oil and natural gas exploration and development expenditures and lease purchases, offset by proceeds of $15.0 million from the March 2008 Property Sale. Dry hole costs resulting from exploration expenditures are included in cash flows used in investing activities. During the first nine months of 2008, we were successful in 13 of the 14 drilling operations and 5 of 7 recompletion/workover operations. This includes three wells in Bay Marchand (operated by Chevron), three in South Timbalier 26 and six in East Bay. During the first nine months of 2007, we were successful in 11 of the 19 drilling operations and each of the 22 recompletion/workover operations.

In the June 2007 Property Sale, we sold substantially all of our onshore South Louisiana assets for $68.6 million in cash after closing adjustments. We used the proceeds to pay down a portion of our bank credit facility. Additionally, in the March 2008 Property Sale, we sold two Gulf of Mexico Shelf properties located in our Western offshore area for $15.0 million after preliminary closing adjustments.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (Statement 162). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. Statement 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We are currently assessing what impact Statement 162 may have on our financial position, results of operations or cash flows.

In March 2008, the FASB issued Statement of Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161). Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and our related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing what impact Statement 161 may have on our financial disclosures.

In December 2007, the FASB issued Statement of Accounting Standards No. 141R, “Business Combinations” (Statement 141R). Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are assessing what impact Statement 141R may have on our financial position, results of operations or cash flows should we complete a business combination after the effective date.

In February 2007, the FASB issued Statement of Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (Statement 159). Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Statement 159 is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Statement 159 was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We have adopted Statement 159 which did not have a material impact on our financial position, results of operations or cash flows.

FORWARD LOOKING INFORMATION

All statements other than statements of historical fact contained in this Report on Form 10-Q (Report) and other periodic reports filed by us or under the Securities Exchange Act of 1934 and other written or oral statements made by us or on behalf, are forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Although we believe that in making such statements our expectations are based on reasonable assumptions, such statements may be influenced by factors that could cause actual outcomes and results to be materially different from those projected.

Except for any obligation to disclose material information under U.S. federal securities laws, we do not undertake any obligation to release publicly any revisions to any forward-looking statements, to report events or circumstances after the date of this document, or to report the occurrence of unanticipated events.

Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “will,” “would,” “should,” “plans,” “likely,” “expects,” “anticipates,” “intends,” “believes,” “estimates,” “thinks,” “strives,” “may,” and similar expressions, are forward-looking statements. The following important factors, in addition to those discussed under “Risk Factors” in our Form 10-K and elsewhere in this document, could affect the future results of the energy industry in general and could cause those results to differ materially from those expressed in or implied by such forward-looking statements:

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

All written and oral forward-looking statements attributable to us or persons acting on behalf of us are expressly qualified in their entirety by such factors. We refer you specifically to the section “Risk Factors” in Item 1A of our 2007 Annual Report. Although we believe that the assumptions on which any forward-looking statements in this Report and other periodic reports filed by us are reasonable, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest rate paid on borrowings under our bank credit facility and $150 million aggregate principal amount of senior floating rate notes due 2013 (Floating Rate Notes). Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2008, $150 million of our long-term debt had variable interest rates while the remaining $304.5 million of long-term debt had fixed interest rates. If the market interest rates had averaged 1% higher in the second quarter of 2008, interest rates for the period on variable rate debt outstanding during the period would have increased, and net income before income taxes would have decreased, by approximately $0.4 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower in the third quarter of 2008, interest expense for the period on variable rate debt would have decreased, and net income before income taxes would have increased, by approximately $0.4 million.

COMMODITY PRICE RISK

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our bank credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may reduce the amount of oil and natural gas that we can economically produce. We currently sell all of our oil and natural gas production under price sensitive or market price contracts.

We use derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. As of September 30, 2008, we had the following derivative contracts in place:

Natural Gas Positions

Remaining Contract Term	Contract Type	Floor/Ceiling ($/Mmbtu)	Volume (Mmbtu)
			Daily	Total
11/08 – 12/08	Collar	$6.82/$15.38	20,000	1,220,000
01/09 – 03/09	Collar	$6.75/$17.15	10,000	900,000
Oil Positions
Remaining Contract Term	Contract Type	Floor/Ceiling ($/Bbl)	Volume (Bbls)
			Daily	Total
10/08	Collar	$55.00/$85.65	500	15,500
11/08 – 12/08	Collar	$55.00/$86.80	2,500	152,500
1/09 – 06/09	Collar	$55.00/$87.17	3,000	543,000

Volumes covered under these contracts, as of September 30, 2008, approximated 26% of our estimated production from proved reserves for the balance of the terms of the contracts. As of April 2, 2007, we elected to discontinue hedge accounting and therefore, not to designate any commodity derivative contracts as cash flow hedges under Statement 133. All derivative contracts are carried at their fair values as assets or liabilities. Accordingly, we recognize all unrealized and realized gains and losses related to these contracts in the statement of operations as income or expense.

We use a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of oil and natural gas may have on the fair value of our derivative instruments. At September 30, 2008, the potential change in the fair value of commodity derivative instruments for the remainder of the contract terms assuming a 10% increase in the underlying commodity price was a $5.8 million negative impact on pre-tax earnings.

For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

Item 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including the principal executive officer and the principal financial officer, we continue to evaluate the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on this evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of and during the period covered by this report with respect to information being recorded, processed, summarized and reported within time periods specified in the Commission’s rules and forms and with respect to timely communication to them and other members of management responsible for preparing periodic reports of all material information required to be disclosed in this report as it relates to our Company and its consolidated subsidiaries. There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of and during the period, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure controls system were met.

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

ENERGY PARTNERS, LTD.

Date: November 7, 2008	By:	/s/ Joseph T. Leary
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