Form 10-K/A
period 2008-12-31
ENERGY PARTNERS LTD
filed 2009-08-20
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) amends Energy Partners, Ltd.’s (the “Company”) Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2009 (the “Original Filing”), solely for the purpose of filing a corrected Item 12 of Part III. The Original Filing contained a clerical error with respect to the beneficial ownership of Wexford Capital and its affiliates. Only this error is being corrected and no revisions have been made to any other part of Item 12 or Part III.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

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

	Common Stock Beneficially Owned (1)
Name of Beneficial Owner	Number of Shares	Percent of Class (2)
Directors
Jerry D. Carlisle (3)	50,562	*
Robert D. Gershen (4)	78,806	*
James R. Latimer, III (5)	10,324	*
Bryant H. Patton (5)	10,324	*
Steven J. Pully (5)	3,005,456	9.3%
Named Executive Officers
Richard A. Bachmann (6)	1,935,934	6.0%
Thomas D. DeBrock (7)	90,409	*
Joseph T. Leary	500	*
Stephen D. Longon (7)	25,999	*
John H. Peper (8)	233,755	*
All current directors and executive officers as a group (11 persons) (9)	5,597,479	17.3%
Principal Holders
Carlson Capital, L.P. and affiliates (10)	2,994,968	9.3%
Wexford Capital LP and affiliates (11)	2,483,712	7.7%

*	Less than 1%

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

(11)

Pursuant to a Schedule 13D/A filed by Debello Investors LLC (“Debello”), Wexford Catalyst Investors LLC (“Wexford Catalyst”), Wexford Catalyst Trading Limited (“Wexford Trading”), Wexford Spectrum Trading Limited (“Wexford Spectrum”), Wexford Capital LP (formerly known as Wexford Capital LLC, (“Wexford Capital”), Mr. Charles E. Davidson and Mr. Joseph M. Jacobs with the SEC on March 5, 2009, Debello has shared voting and dispositive power over 15,709 shares, Wexford Catalyst has shared voting and dispositive power over 382,682 shares, Wexford Trading has shared voting and dispositive power over 405,000 shares and Wexford Spectrum has shared voting and dispositive power over 1,680,321 shares. Wexford Capital is the managing member or sub investment manager of each of Debello, Wexford Catalyst, Wexford Trading and Wexford Spectrum and by reason of its status as such may be deemed to own beneficially the interest in the shares of common stock of which such entities possess ownership. Each of Messrs. Davidson and Jacobs is a controlling person of Wexford Capital and may by reason of their status as such be deemed to own beneficially the interest in the shares of common stock of which each of Wexford Capital, Debello, Wexford Catalyst, Wexford Trading and Wexford Spectrum possess ownership. Accordingly, each of Wexford Capital, Mr. Charles E. Davidson and Mr. Joseph M. Jacobs have shared voting and dispositive power over 2,483,712 shares. Each of Wexford Capital and Messrs. Davidson and Jacobs disclaims beneficial ownership of the shares of common stock held by Wexford Capital, Debello, Wexford Catalyst, Wexford Trading and Wexford Spectrum, respectively. The business address of the reporting persons is 411 West Putnam Avenue, Greenwich, CT 06830.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2009	ENERGY PARTNERS, LTD.

	By:	/S/ ALAN D. BELL
Alan D. Bell Chief Restructuring Officer (Principal Executive Officer)

INDEX TO EXHIBITS

The exhibits marked with the asterisk symbol (*) are furnished with this Amendment.

Exhibit Number		Description
*31.1	—	Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	—	Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

7