Form 10-Q
period 2009-03-31
ENERGY PARTNERS LTD
filed 2009-09-09
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒

Non-accelerated filer ☐	(Do not check if a smaller reporting company).	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

As of August 31, 2009, there were 32,287,082 shares of the Registrant’s Common Stock, par value $0.01 per share,

outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$20,083	$1,991
Trade accounts receivable	25,621	29,264
Receivables from insurance	2,510	4,230
Fair value of commodity derivative instruments	4,682	5,415
Prepaid expenses	4,686	4,522

Total current assets	57,582	45,422
Property and equipment, at cost under the successful efforts method of accounting for oil and natural gas properties	1,648,704	1,646,805
Less accumulated depreciation, depletion and amortization	(995,689)	(958,438)

Net property and equipment	653,015	688,367
Other assets	27,775	23,041
Deferred tax assets	1,326	1,580
Deferred financing costs — net of accumulated amortization of $5,112 at March 31, 2009 and $3,780 at December 31, 2008	7,024	8,356

	$746,722	$766,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,611	$39,517
Accrued expenses	35,128	54,467
Accrued interest on indebtedness	15,522	9,506
Asset retirement obligations	14,229	18,181
Current portion of long-term debt	537,501	497,501
Deferred tax liabilities	1,326	1,580
Fair value of commodity derivative instruments	—	28

Total current liabilities	630,317	620,780
Asset retirement obligations	88,540	87,506
Fair value of commodity derivative instruments	—	55
Other	896	1,306
Commitments and contingencies (Note 10)

	719,753	709,647
Stockholders’ equity:
Preferred stock, $1 par value. Authorized 1,700,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share. Authorized 100,000,000 shares; issued: 2009 – 44,400,636 shares; 2008—44,323,293 shares; outstanding, net of treasury shares: 2009 – 32,160,650 and 2008—32,083,307 shares	445	444
Additional paid-in capital	383,952	382,232
Accumulated deficit	(99,072)	(67,201)
Treasury stock, at cost, 2009 and 2008—12,239,986 shares	(258,356)	(258,356)

Total stockholders’ equity	26,969	57,119

	$746,722	$766,766

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2009	2008
Revenue:
Oil and natural gas	$42,650	$97,455
Other	50	41

	42,700	97,496
Costs and expenses:
Lease operating	13,550	14,214
Transportation	136	406
Exploration expenditures and dry hole costs	572	23,284
Impairments of properties	5,113	(75)
Depreciation, depletion and amortization	32,140	28,810
Accretion of liability for asset retirement obligations	1,834	1,056
General and administrative	12,644	9,367
Taxes, other than on earnings	1,399	2,379
Gain on sale of assets	—	(6,674)
Other	344	1,096

Total costs and expenses	67,732	73,863
Business interruption recovery	1,185	—

Income (loss) from operations	(23,847)	23,633
Other income (expense):
Interest income	38	301
Interest expense	(11,713)	(11,912)
Gain (loss) on derivative instruments	3,651	(8,326)

	(8,024)	(19,937)
Income (loss) before income taxes	(31,871)	3,696
Income taxes	—	(1,381)

Net income (loss)	(31,871)	2,315

Basic earnings (loss) per share	$(0.99)	$0.07
Diluted earnings (loss) per share	$(0.99)	$0.07
Weighted average common shares used in computing earnings per share:
Basic	32,106	31,772
Incremental common shares
Stock options	—	—
Restricted share units	—	—
Performance shares	—	7

Diluted	32,106	31,779

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(31,871)	$2,315
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	32,140	28,810
Accretion of liability for asset retirement obligations	1,834	1,056
Unrealized loss on derivative contracts	649	3,096
Non cash compensation	1,175	1,466
Deferred income taxes	—	1,064
Gain on sale of oil and gas assets	—	(6,674)
Exploration expenditures	(12)	21,707
Impairments of properties	5,113	(75)
Amortization of deferred financing costs	1,332	407
Other	521	674
Changes in operating assets and liabilities:
Trade accounts receivable	3,643	8,728
Other receivables	1,720	—
Prepaid expenses	(164)	(321)
Other assets	(4,734)	(329)
Accounts payable and accrued expenses	(3,856)	3,080
Other liabilities	(5,239)	(2,583)

Net cash provided by operating activities	2,251	62,421

Cash flows used in investing activities:
Property acquisitions	(29)	(15,341)
Exploration and development expenditures	(24,005)	(47,010)
Proceeds from sale of oil and gas assets	—	15,026
Other property and equipment additions	(125)	(216)

Net cash used in investing activities	(24,159)	(47,541)

Cash flows provided by (used in) financing activities:
Repayments of indebtedness	—	(35,000)
Proceeds from indebtedness	40,000	25,000
Exercise of stock options and warrants	—	101

Net cash provided by (used in) financing activities	40,000	(9,899)

Net increase in cash and cash equivalents	18,092	4,981
Cash and cash equivalents at beginning of period	1,991	8,864

Cash and cash equivalents at end of period	$20,083	$13,845

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

Energy Partners, Ltd. (referred to herein as “we,” “our,” “us,” or the “Company”) was incorporated as a Delaware corporation on January 29, 1998. We operate as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the shallow to moderate depth waters in the Gulf of Mexico focusing on the areas of offshore Louisiana as well as the deepwater Gulf of Mexico in depths less than 5,000 feet.

Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, management believes the disclosures which are made are adequate to make the information presented not misleading. The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in the current period. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed August 5, 2009 (“2008 Annual Report”).

The financial information as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

Recent Events—Bankruptcy

On May 1, 2009, we and certain of our subsidiaries (the “Debtors”) filed voluntary petitions (In re: Energy Partners, Ltd., et. al., Case No. 09-32957) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). We continue to manage our properties and operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. The Chapter 11 filings and related matters are addressed in Note 3 “Subsequent Events, Liquidity and Capital Resources.” Important additional information regarding the Chapter 11 Cases is available in our 2008 Annual Report.

Included in the condensed consolidated financial statements for the period ended March 31, 2009, are subsidiaries which have not commenced Chapter 11 cases or other similar proceedings, and are not debtors in any bankruptcy or insolvency proceeding. The net assets of our non-debtor subsidiaries are not significant. The Debtors have been operating as debtors-in-possession pursuant to the Bankruptcy Code since May 1, 2009.

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. On the effective date of the reorganization, which is subject to the closing of one or more loans and/or credit facilities that together would provide liquidity to us upon our exit from bankruptcy, among other things, we will adopt “fresh-start” accounting as required by the provisions of the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 will require us to allocate the “reorganization value” to our assets and liabilities in relation to their fair values. Accordingly, the carrying values of assets and liabilities on the effective date of reorganization may differ materially from the amounts shown as of March 31, 2009. Additionally, amounts reported in subsequent financial statements may change materially due to the reorganization of our assets and liabilities, as well as the application of the “fresh-start” accounting provisions. We expect that our reorganization and “fresh-start” accounting adjustments will include conversion of the principal and accrued interest on our 9.75% Senior Unsecured Notes due 2014 (the “Fixed Rate Notes”), our Senior Floating Rate Notes due 2013 (the “Floating Rate Notes” and together with the Fixed Rate Notes, the “Senior Unsecured Notes”) and the 8.75% Senior Notes due 2010 into new common stock. Additionally, along with all of our assets and liabilities, our property and equipment assets and our asset retirement obligations will be reported at fair market values. As a result, our interest expense, accretion of liability for asset retirement obligations and our depreciation, depletion and amortization may be significantly different in periods after the effective date of the reorganization.

(2) EARNINGS PER SHARE

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

(3) SUBSEQUENT EVENTS, LIQUIDITY AND CAPITAL RESOURCES

Background to the Chapter 11 Cases

Prior to our filing of the Chapter 11 Cases, a number of events and economic conditions which existed in 2008 negatively impacted our business and liquidity. These events included the following:

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

These factors negatively impacted our business, and led to several circumstances that significantly affected our liquidity, including:

MMS Order and Term Sheet. We received an order from the Minerals Management Service (“MMS”) dated March 23, 2009 (the “MMS Order”). The MMS is part of the United States Department of the Interior. The MMS Order demanded that we provide to the MMS bonds or other acceptable security in the aggregate amount of $34.7 million to secure plugging and abandonment liabilities associated with all of our properties on federal leases in the Gulf of Mexico, with the first installment payment of $1.2 million due no later than March 31, 2009, an additional installment payment of $1.2 million due no later than June 30, 2009 and the remaining $32.3 million due no later than July 31, 2009. The MMS Order also required us to immediately shut-in production from all of our wells and facilities located in South Pass Blocks 27 and 28 in the federal portion of our East Bay field, while properly maintaining these facilities and wells with essential personnel. We promptly completed the shut-in of our federal East Bay facilities before the end of March 2009. After further discussions with the MMS, the MMS has requested that three of our unit wells producing in East Bay be shut-in, further to compliance with the MMS Order affecting our federal leases in East Bay. This subsequent shut-in occurred on August 14, 2009. The MMS has acknowledged, however, that production from these three unit wells held the leases while they were producing. Because federal leases would normally terminate if there is no production for 180 consecutive days, the affected leases could expire if (1) we do not comply with the requirements set forth by applicable MMS regulations and restore production to the shut-in federal leases by February 10, 2010; (2) we and the MMS do not otherwise come to an agreement that would prevent the leases from expiring on such date; or (3) there is no other unitized production that would prevent the termination provisions in the affected leases from being triggered. The production from the wells and properties that we shut-in as a result of the MMS Order constituted less than 5% of our average daily production as of March 27, 2009. We also made two installment payments of approximately $1.2 million on March 30, 2009 and on April 29, 2009 in compliance with the MMS Order and the term sheet discussed below. We entered into a binding term sheet with the MMS on April 30, 2009 to establish terms for us to address our obligations under the MMS Order. Under the term sheet, we and the MMS have agreed to re-affirm the terms and conditions of the previously established trust account for the benefit of the MMS under the Decommissioning Trust Agreement dated December 23, 2008 among us, the MMS and JP Morgan Chase Bank, NA, and we had agreed to make monthly payments to the trust account in the amount of $1.2 million while the Chapter 11 Cases are pending and, on the effective date of the Plan to make a payment to the trust account equal to $21 million minus the aggregate amount of the monthly payments made into the trust account while the Chapter 11 Cases are pending (commencing with the payment made on April 29, 2009). The $1.2 million monthly payments to the trust account remain subject to approval by the Bankruptcy Court. All remaining amounts owed to the trust account to reach the full funding amount owed to the MMS of $36.1 million (after giving credit to all prior payments made by us) were payable in equal quarterly installments of approximately $1.2 million, commencing October 31, 2009, with quarterly payments continuing until full funding has occurred. On June 11, 2009, we received a letter from the MMS requesting an additional $10.95 million in financial assurance based on the actual costs for partial and completed well plugging and abandonment associated with our federal leases in the East Bay field. On June 24, 2009, we advised the MMS that we will provide the additional $10.95 million by increasing our quarterly payments identified in the term sheet—such quarterly payments are presently contemplated to commence on October 31, 2009—which would increase the quarterly payments from approximately $1.2 million to approximately $1.8 million. The MMS has agreed to vote in favor of the Plan to the extent its treatment is consistent with the terms set forth in the term sheet. In addition, the MMS has granted a consensual stay of the MMS Order that will remain in place while the Chapter 11 Cases are pending. This stay, however, does not lift the requirement that our Federal wells and facilities located in South Pass Blocks 27 and 28 remain shut-in. The term sheet with the MMS contemplates that, on the effective date of the Plan, the MMS Order will be fully rescinded, and we will be allowed to resume production from these wells and facilities. However, the terms of the term sheet, as incorporated into the Plan, will only supersede the MMS Order if the Bankruptcy Court confirms the Plan.

        Reduction of Borrowing Base. In March 2009, we received a notice of redetermination from Bank of America, N.A., the Administrative Agent under our Credit Agreement dated as of April 23, 2007 (“Credit Agreement”), that our borrowing base under the Credit Agreement had been lowered from $150 million to $45 million, resulting in a borrowing base deficiency of $38 million. Following the receipt of this notice, we considered various alternatives provided for under the Credit Agreement to repay the borrowing base deficiency and presented to the Administrative Agent the proposal of an installment repayment plan. The Administrative Agent declined to approve our proposed repayment plan, and as a result, on March 24, 2009, we received a notice from the Administrative Agent requiring the lump-sum payment by us of $38 million to the bank lenders under the Credit Agreement (the

“Lenders”) by April 3, 2009. On April 3, 2009, we obtained a consent from a majority of the outstanding commitments (the “Required Lenders”) under the Credit Agreement, extending the due date for the repayment of the borrowing base deficiency until April 14, 2009. On April 14, 2009, we and the Required Lenders entered into a letter agreement that further extended the due date for repayment of the borrowing base deficiency until May 1, 2009 and provided that the Lenders agree not to exercise any rights and remedies until May 1, 2009 with respect to all outstanding and certain anticipated defaults by us under the Credit Agreement in exchange for our compliance with specified conditions. On May 1, 2009, we filed the Chapter 11 Cases.

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

Surety Obligations. As of August 31, 2009, we had outstanding $60.0 million in surety bonds with four different indemnity companies. Our agreements with these indemnity companies allow them to demand cash reserves or letters of credit to support our outstanding surety bonds. In December 2008 and the first quarter of 2009, we posted cash collateral to restricted accounts for the benefit of certain of these indemnity companies totaling $5.7 million in response to requests to provide reserves against our surety bonds with them. If we default on some or all of these surety bonds, the indemnity companies may cancel our surety bonds. The cancelation of some or all of our surety bonds may result in violations of other agreements or obligations. As a result, we could be forced to shut in our production or lose our ability to continue to perform our business operations.

Plan of Reorganization; Plan Support and Lock-Up Agreement

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

Bankruptcy Proceedings, Plan of Reorganization, Exit Facility and Expected Emergence from Bankruptcy

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

        On July 23, 2009, we announced that the Plan had received the affirmative vote of the holders of our Senior Unsecured Notes and our 8.75% Senior Notes due 2010 and we consequently proceeded to request confirmation of the Plan from the Bankruptcy Court. On August 3, 2009, after a confirmation hearing in which the Bankruptcy Court considered the Plan and all objections thereto, it entered a confirmation order (the “Confirmation Order”) and confirmed the Plan as of August 3, 2009. The effectiveness of the Plan and our emergence from bankruptcy is subject to several conditions, including the successful closing of one or more loans and/or credit facilities that together would provide liquidity to us upon our exit from bankruptcy (together, the “Exit Facility”). We are currently in negotiations with lenders on structuring the Exit Facility. For more information on the conditions to the final effectiveness of the Plan see Item 1A“—Risk Factors” in our 2008 Annual Report.

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

•	each holder of our common stock interests would receive, in exchange for their total claim, their pro rata share of 5% of the New EPL Common Stock;

•	upon the Effective Date, we shall have access to the Exit Facility in form and substance acceptable to us and a majority in interest of the Consenting Holders (the “Majority Consenting Holders”);

•

we may adopt the 2009 Long Term Incentive Plan under which we may issue shares of restricted new EPL common stock and new EPL stock options to certain of our employees and certain members of management; and

•

following the effective date of the reorganization, the sole equity interests in us would consist of (1) New EPL Common Stock issued to the holders of our Senior Unsecured Notes, the 8.75% Senior Notes due 2010, and holders of our common stock interests, (2) restricted new EPL common stock issued to certain members of our management, if any, and (3) new EPL stock options to be issued to certain key employees pursuant to the 2009 Long Term Incentive Plan, if any, which would be exercisable for new EPL common stock. Collectively, the restricted new EPL common stock issued pursuant to subparagraph (2) and the shares reserved for the exercise of new EPL stock options pursuant to subparagraph (3) above would in no event exceed 3% of the new EPL common stock on a fully diluted basis.

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

Restructure of Prepetition Employee Arrangements

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

As a result of the Plan Support Agreement, the Board of Directors amended the provisions of the Energy Partners, Ltd. Change of Control Severance Plan (the “Severance Plan”) in a manner such that the protected employment period initiated by our change of control under such plans, as well as the severance benefits potentially payable in connection with certain terminations of employment during that protected period, would not be triggered by the restructuring contemplated by the Plan Support Agreement.

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

NYSE Delisting

        In March 2009, the New York Stock Exchange (the “NYSE”) notified us that our common stock had been suspended from trading and was subsequently delisted for failure to maintain the required market capitalization minimum criteria. Our common stock is being quoted for public trading on the Pink Sheets quotations system, an over-the-counter market, under the symbol ERPLQ.PK. This significantly impairs our ability to raise additional equity financing.

Changes to Production Levels

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

Changes in the Board of Directors and Management

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

(4) ACQUISITIONS AND DIVESTITURES

On March 26 and 27, 2008, respectively, we completed the sale of two Gulf of Mexico properties located in the Western offshore area for $15.0 million after giving effect to preliminary closing adjustments and recorded a gain on the sale of $7.1 million in the three months ended March 31, 2008.

(5) DERIVATIVE TRANSACTIONS

Derivative contracts are carried at their fair value in the condensed consolidated balance sheets as Fair value of commodity derivative instruments and all realized and unrealized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense). Recently, we have agreed to termination of certain of these contracts as requested by our lenders or as required by the terms of our agreements with them. We had the following derivative contracts as of March 31, 2009:

Natural Gas Contracts

	Contract Type	Floor/Ceiling-Floor ($/Mmbtu)	Volume (Mmbtu)
			Daily	Total
04/09 – 06/09	Synthetic Put	$5.00/$10.00-11.00	10,000	610,000
11/09 – 01/10	Synthetic Put	$6.00/$10.00-11.00	5,000	920,000
11/09 – 01/10	Synthetic Put	$5.83/$10.00-11.00	15,000	1,380,000

Oil Contracts

Remaining Contract Term	Contract Type	Floor/Ceiling ($/Bbl)	Volume (Bbls)
			Daily	Total
4/09 – 06/09	Collar	$55.00/$86.88	1,000	182,000

The following table presents information about the components of gain (loss) on derivative instruments:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Derivative contracts:
Unrealized loss due to change in fair market value	$(649)	$(3,096)
Realized gain (loss) on settlement	4,300	(5,230)

Total gain (loss) on derivative instruments	$3,651	$(8,326)

(6) ASSET RETIREMENT OBLIGATIONS

Changes in our asset retirement obligations for the three months ended March 31, 2009, were as follows:

Three Months Ended March 31, 2009
(in thousands)
Balance at December 31, 2008	$105,687
Accretion expense	1,834
Revisions	196
Liabilities settled	(4,948)

Balance at March 31, 2009	102,769
Less: Amount required to be settled within the next twelve months	(14,229)

Balance at March 31, 2009, noncurrent asset retirement obligations	$88,540

(7) INDEBTEDNESS

See Note 3 “Subsequent Events, Liquidity and Capital Resources” for additional information on our indebtedness and the impact of the Chapter 11 Cases on the Credit Agreement, the Senior Unsecured Notes and the 8.75% Senior Notes due 2010.

Currently, we are in default on our Credit Agreement, Senior Unsecured Notes and our 8.75% Senior Notes due 2010. Total indebtedness was as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Fixed Rate Notes, annual interest of 9.75%, payable May 15, 2014	$300,000	$300,000
Floating Rate Notes, with weighted average interest on March 31, 2009 of 6.22%, payable April 15, 2013	150,000	150,000
Senior Notes, annual interest of 8.75%, payable August 1, 2010	4,501	4,501
Credit Agreement, interest rate based on LIBOR borrowing rates plus a floating spread payable April 23, 2011, with weighted average interest on March 31, 2009 of 3.16%	83,000	43,000

Total indebtedness, all amounts are current	$537,501	$497,501

(8) FAIR VALUE MEASUREMENTS

The following table provides fair value measurement information for our financial instruments. The carrying values of cash and cash equivalents, trade accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at March 31 2009, and are not presented in the following table.

	As of March 31, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities) (in thousands):
Oil and natural gas puts and collars	$4,682	$4,682	$—	$4,682	$—
Debt	$(537,501)	$(194,035)	$—	$(194,035)	$—

Statement of Financial Accounting Standards (“SFAS”) No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are other than quoted prices in active markets included in Level 1, and Level 3 inputs have the lowest priority and include significant inputs that are generally less observable from objective sources. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. We currently do not use Level 3 inputs to measure fair value.

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.

Level 2 Fair Value Measurements

Debt—At March 31, 2009, the Fixed Rate Notes and the Floating Rate Notes were not actively traded in an established market. Therefore, quoted prices were not available. However, we estimated the fair values of these debt instruments based on prices reflected by trades which occurred near March 31, 2009 as obtained through financial information services. The fair value of the Credit Agreement is estimated to approximate the carrying amount because the interest rates paid on such debt are generally set for periods of three months or less.

Oil and natural gas puts and collars—The fair values of the oil and natural gas puts and collars are estimated using similar, observable NYMEX published settlements.

(9) NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 became effective for us on June 15, 2009. We evaluated subsequent events through September 8, 2009, which represents the date our financial statements were issued. Our significant subsequent events are addressed in Note 3 “Subsequent Events, Liquidity and Capital Resources.”

(10) COMMITMENTS AND CONTINGENCIES

As described in Note 3 “Subsequent Events, Liquidity and Capital Resources,” on May 1, 2009, we and certain of our subsidiaries filed the Chapter 11 Cases. See Note 3 for additional information on legal proceedings related to the Chapter 11 Cases. In addition to the matters described in Note 3, we may become subject to claims asserted during or subsequent to the Chapter 11 proceedings. However, we do not anticipate that our exposure to these additional claims, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

We generate liabilities related to production that is delivered to us in excess of our interest in certain properties, often referred to as production imbalances. Additionally, we may, from time to time, receive cash in excess of amounts that we estimate are due to us for our interest in production, which amounts may be subject to further review, may require more information to resolve or may be in dispute. At March 31, 2009, based on information available to us, the amount that may be subject to claim by one purchaser of our production of $4.4 million is included in accrued expenses.

In the ordinary course of business, we are a defendant in various other legal proceedings. We do not expect our exposure in these other proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

(11) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the sale of the Senior Unsecured Notes, all of our current active subsidiaries (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under the Senior Unsecured Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheet, statement of operations and cash flow information for Energy Partners, Ltd. (Parent Company Only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,083	$—	$—	$20,083
Accounts receivable	31,141	1,672	—	32,813
Other current assets	4,623	63		4,686

Total current assets	55,847	1,735	—	57,582
Property and equipment	1,377,719	270,985	—	1,648,704
Less accumulated depreciation, depletion and amortization	(851,713)	(143,976)	—	(995,689)

Net property and equipment	526,006	127,009	—	653,015
Investment in affiliates	81,212	—	(81,212)	—
Notes receivable, long-term	—	120,431	(120,431)	—
Other assets	36,035	90		36,125

	699,100	249,265	(201,643)	746,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$84,452	$7,038	$—	$91,490
Deferred tax liability	1,326	—	—	1,326
Current maturities of long-term debt	537,501	—	—	537,501

Total current liabilities	623,279	7,038	—	630,317
Long-term debt	—	120,431	(120,431)	—
Other liabilities	48,852	40,584	—	89,436

	672,131	168,053	(120,431)	719,753
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	445	98	(98)	445
Additional paid-in capital	383,952	310	(310)	383,952
Retained earnings	(99,072)	80,801	(80,801)	(99,072)
Treasury stock	(258,356)	—	—	(258,356)

Total stockholders’ equity	26,969	81,212	(81,212)	26,969

	699,100	249,265	(201,643)	746,722

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$1,991	$—	$—	$1,991
Accounts receivable	37,665	1,244	—	38,909
Other current assets	4,459	63		4,522

Total current assets	44,115	1,307	—	45,422
Property and equipment	1,376,387	270,418	—	1,646,805
Less accumulated depreciation, depletion and amortization	(818,234)	(140,204)	—	(958,438)

Net property and equipment	558,153	130,214	—	688,367
Investment in affiliates	84,697	(66)	(84,631)	—
Notes receivable, long-term	—	120,431	(120,431)	—
Other assets	32,887	90		32,977

	719,852	251,976	(205,062)	766,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$114,510	$7,161	$—	$121,671
Deferred tax liability	1,580	—	—	1,580
Fair value of commodity derivative instruments	28	—	—	28
Current maturities of long-term debt	497,501	—	—	497,501

Total current liabilities	613,619	7,161	—	620,780
Long-term debt	—	120,431	(120,431)	—
Other liabilities	49,114	39,753	—	88,867

	662,733	167,345	(120,431)	709,647
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	444	98	(98)	444
Additional paid-in capital	382,232	310	(310)	382,232
Retained earnings	(67,201)	84,220	(84,220)	(67,201)
Treasury stock	(258,356)	—	—	(258,356)

Total stockholders’ equity	57,119	84,631	(84,631)	57,119

	719,852	251,976	(205,062)	766,766

Supplemental Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue:
Oil and natural gas	$32,536	$10,114	$—	$42,650
Other	280	47	(277)	50

	32,816	10,161	(277)	42,700
Costs and expenses:
Lease operating expenses	9,718	3,832	—	13,550
Exploration expenditures, dry hole costs and impairments	5,685	—	—	5,685
Depreciation, depletion, amortization and accretion	29,384	4,590	—	33,974
General and administrative	12,325	4,069	(3,750)	12,644
Taxes, other than on earnings	256	1,143	—	1,399
Other expenses	480	—	—	480

Total costs and expenses	57,848	13,634	(3,750)	67,732

Business interruption recovery	1,185	—	—	1,185
Loss from operations	(23,847)	(3,473)	3,473	(23,847)

Other income (expense):
Interest expense, net	(11,675)	—	—	(11,675)
Gain on derivative instruments	3,651	—	—	3,651

	(8,024)	—	—	(8,024)

Loss before income taxes	(31,871)	(3,473)	3,473	(31,871)
Income taxes	—	—	—	—

Net loss	$(31,871)	$(3,473)	$3,473	$(31,871)

Supplemental Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue:
Oil and natural gas	$75,131	$22,324	$—	$97,455
Other	8,755	40	(8,754)	41

	83,886	22,364	(8,754)	97,496
Costs and expenses:
Lease operating	8,564	5,650	—	14,214
Exploration expenditures, dry hole costs and impairments	22,473	736	—	23,209
Depreciation, depletion, amortization and accretion	25,273	4,593	—	29,866
Taxes, other than on earnings	52	2,327	—	2,379
General and administrative	9,063	4,054	(3,750)	9,367
Gain on sale of assets	(6,674)	—	—	(6,674)
Other expenses	1,502	—	—	1,502

Total costs and expenses	60,253	17,360	(3,750)	73,863

Income from operations	23,633	5,004	(5,004)	23,633

Other income (expense):
Interest expense, net	(11,611)	—	—	(11,611)
Loss on derivative instruments	(8,326)	—	—	(8,326)

	(19,937)	—	—	(19,937)

Income before income taxes	3,696	5,004	(5,004)	3,696
Income taxes	(1,381)	—	—	(1,381)

Net income	$2,315	$5,004	$(5,004)	$2,315

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2009

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$1,405	$846	$—	$2,251
Cash flows used in investing activities:
Property acquisitions	(29)	—	—	(29)
Exploration and development expenditures	(23,159)	(846)	—	(24,005)
Other property and equipment additions	(125)	—	—	(125)

Net cash used in investing activities	(23,313)	(846)	—	(24,159)
Cash flows provided by financing activities:
Proceeds from long-term debt	40,000	—	—	40,000

Net cash provided by financing activities	40,000	—	—	40,000

Net increase in cash and cash equivalents	18,092	—	—	18,092
Cash and cash equivalents at beginning of period	1,991	—	—	1,991

Cash and cash equivalents at end of period	$20,083	$—	$—	$20,083

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$58,994	$3,427	$—	$62,421
Cash flows used in investing activities:
Property acquisitions	(15,341)	—	—	(15,341)
Exploration and development expenditures	(43,583)	(3,427)	—	(47,010)
Other property and equipment additions	(216)	—	—	(216)
Proceeds from sale of oil and natural gas assets	15,026	—	—	15,026

Net cash used in investing activities	(44,114)	(3,427)	—	(47,541)
Cash flows used in financing activities:
Repayments of long-term debt	(35,000)	—	—	(35,000)
Proceeds from long-term debt	25,000	—	—	25,000
Exercise of stock options and warrants	101	—	—	101

Net cash used in financing activities	(9,899)	—	—	(9,899)

Net increase in cash and cash equivalents	4,981	—	—	4,981
Cash and cash equivalents at beginning of period	8,864	—	—	8,864

Cash and cash equivalents at end of period	$13,845	$—	$—	$13,845

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements we make in this Quarterly Report on Form 10-Q (the “Quarterly Report”) which express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2008 filed August 5, 2009 (“2008 Annual Report”).

Overview

Energy Partners, Ltd. (“we”, “our”, “us”, or the “Company”) was incorporated as a Delaware corporation on January 29, 1998. We operate as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the shallow to moderate depth waters in the Gulf of Mexico focusing on the areas offshore Louisiana as well as the deepwater Gulf of Mexico in depths less than 5,000 feet.

We maintain a website at www.eplweb.com that contains information about us, including links to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission (the “SEC”).

We use the successful efforts method of accounting for oil and natural gas producing activities. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Exploratory drilling costs are charged to expense if and when activities result in no reserves in commercial quantities. Seismic, geological and geophysical, and delay rental expenditures are expensed as they are incurred. We conduct various exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our 2008 Annual Report includes a discussion of our critical accounting policies, which have not changed significantly since the end of the last fiscal year.

Recent Events

Filing of Chapter 11 Cases and Preceding Events

On May 1, 2009, we and certain of our subsidiaries filed voluntary petitions (In re: Energy Partners, Ltd., et. al., Case No. 09-32957) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended, in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). We continue to manage our properties and operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court. The Chapter 11 filings were preceded by a number of negative influences and factors, including:

•	hurricanes in August and September of 2008 damaged third-party production pipelines, causing us to shut-in a significant amount of our production from September 2008 and continuing into early 2009;

•	oil and natural gas prices declined in the fourth quarter of 2008 and have remained at relatively low levels during 2009 relative to the levels in 2008; and

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

You can find more information on the Plan and the recent events that have impacted us in Note 3 “Subsequent Events, Liquidity and Capital Resources” of the condensed consolidated financial statements in Item 1, Part I of this Quarterly Report.

Overview and Outlook – Results of Operations

Our operating results for the three months ended March 31, 2009 reflect significantly lower average selling prices for our oil and natural gas.

Our revenue for the three months ended March 31, 2009, was significantly lower than revenue for the three months ended March 31, 2008, due primarily to the impact of oil and natural gas selling price declines. Our decline in total production for the 2009 quarter as compared to the 2008 comparative quarter was primarily the result of natural reservoir declines on our core eastern and central properties, offset, in part, primarily by new deepwater production and higher production from our western properties.

Our exploration expenditures and dry hole costs declined in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 due primarily to reduced spending on drilling activities. Our general and administrative expenses increased in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of legal and financial advisory fees associated with our balance sheet restructuring efforts and the Chapter 11 Cases. Our gain on derivative instruments for the three months ended March 31, 2009 was due to the settlement of certain derivative instruments during the three months ended March 31, 2009 when oil and natural gas prices had declined. The loss on derivative instruments in the three months ended March 31, 2008 resulted primarily from the impact of a steep increase in oil and natural gas selling prices during the 2008 period.

Our effective tax rate on the tax benefit related to our net loss for the three months ended March 31, 2009 was zero because we provided a valuation allowance against the net deferred tax assets generated during the three months ended March 31, 2009.

Cash and cash equivalents were $20.1 million as of March 31, 2009 as compared to approximately $2.0 million as of December 31, 2008.

As of March 31, 2009, our outstanding balance under our Credit Agreement was $83.0 million and our total debt was $537.5 million, compared to $497.5 million of total debt at December 31, 2008, which included $43.0 million of borrowings under our Credit Agreement. As previously disclosed, in March 2009 the borrowing base under our Credit Agreement was reduced to $45 million, resulting in a borrowing base deficiency of $38 million. We are not able to make future borrowings under our Credit Agreement. As noted above, we are currently in negotiations with lenders to structure the Exit Facility.

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

Unless specifically addressed, any discussion in this Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our “intent,” “plans” or “expectations” or similar expressions of forward-looking statements may not consider the potential impact of the restructuring and recapitalization of our balance sheet in connection with the Chapter 11 Cases or any acquisition or merger by us or changes in plans and/or intentions resulting from changes in our management and/or Board of Directors that may result from the Chapter 11 Cases.

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

Results of Operations

The following table presents information about our oil and natural gas operations:

	Three Months Ended March 31,
	2009	2008
Net production (per day):
Oil (Bbls)	5,223	6,432
Natural gas (Mcf)	59,386	56,202
Total barrels of oil equivalent	15,121	15,799
Average sales prices, excluding impact of derivatives:
Oil (per Bbl)	$36.83	$93.24
Natural gas (per Mcf)	4.74	8.38
Total (per Boe)	31.34	67.78
Oil and natural gas revenues (in thousands):
Oil	$17,316	$54,575
Natural gas	25,334	42,880

Total	42,650	97,455
Impact of derivatives instruments (1):
Oil (per Bbl)
Unrealized	$(7.24)	$(8.93)
Realized	7.54	(2.07)

Total	0.30	(11.00)
Natural gas (per Mcf)
Unrealized	$0.52	$(0.37)
Realized	0.14	—

Total	0.66	(0.37)
Average costs (per Boe):
Lease operating expense (Loe)	$9.96	$9.89
Depreciation, depletion and amortization (DD&A)	23.62	20.04
Accretion expense	1.35	0.73
Taxes, other than on earnings	1.03	1.65
General and administrative (G&A)	9.29	6.52
Decrease in oil and natural gas revenues between periods presented due to (in thousands):
Changes in prices of oil	$(33,015)
Changes in production volumes of oil	(4,244)

Total decrease in oil sales	(37,259)
Changes in prices of natural gas	$(18,639)
Changes in production volumes of natural gas	1,093

Total decrease in natural gas sales	(17,546)

(1)	See Other Income and Expense section for further discussion of the impact of derivative instruments.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue and Net Income (Loss)

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in thousands)
Oil and natural gas revenues	$42,650	$97,455	$(54,805)	(56)%
Net income (loss)	(31,871)	2,315	(34,186)	NM

NM – Not Meaningful

Our oil and natural gas revenues declined primarily as a result of the 54% decline in average selling prices for our oil and natural gas in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. In addition, production declined by 4% in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, due primarily to natural reservoir declines in our core eastern and central properties. These declines were offset, in part, by new deepwater production, which averaged 1,787 Boe per day in the three months ended March 31, 2009, and higher production from our western properties. In addition to these factors, the change in net income (loss) in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily attributable to:

•	higher DD&A in 2009 primarily reflecting the higher per Boe DD&A rates on new production in the deepwater and western properties;

•	higher impairments in 2009 primarily reflecting commodity price declines and reservoir performance in two producing fields; and

•	higher G&A expenses in 2009, offset in part by lower Loe in 2009 as addressed below; offset, in part, by

•	gains on derivative instruments in the three months ended March 31, 2009 reflecting the impact of a decline in oil and natural gas selling prices in 2009; and

•	lower exploration expenditures and dry hole costs reflecting a significant decline in drilling activity in 2009.

As more fully addressed in Notes 1 and 3 to the condensed consolidated financial statements in Item 1, Part I of this Quarterly Report, amounts reported in subsequent financial statements may change materially due to the reorganization, which is subject to the closing of the Exit Facility, among other things. Our reorganization and “fresh-start” accounting adjustments will include conversion of the principal and accrued interest on the Senior Unsecured Notes and the 8.75% Senior Notes due 2010 into new common stock. We discontinued accruing interest on the Senior Unsecured Notes and our 8.75% Senior Notes due 2010 as of May 1, 2009, the date we filed the Chapter 11 Cases. Additionally, along with all of our assets and liabilities, our property and equipment assets and our asset retirement obligations will be reported at fair market values. As a result, our interest expense, accretion of liability for asset retirement obligations and our depreciation, depletion and amortization may be significantly different in periods after the effective date of the reorganization.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in thousands)
Loe	$13,550	$14,214	$(664)	(5)%
Exploration expenditures and dry hole costs	572	23,284	(22,712)	(98)%
Impairments of properties	5,113	(75)	5,188	NM
DD&A, including accretion expense	33,974	29,866	4,108	14%
G&A	12,644	9,367	3,277	35%
Taxes, other than on earnings	1,399	2,379	(980)	(41)%
Other	480	1,502	(1,022)	(68)%

NM – Not Meaningful

Loe decreased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily due to fewer workovers in 2009, and ongoing efforts to reduce Loe costs during 2009.

Exploration expenditures and dry hole costs decreased in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, reflecting a significant decline in drilling activity in 2009. The expense in the three months ended March 31, 2009 is comprised of $0.6 million of seismic expenditures and delay rentals. The expense in the three months ended March 31, 2008 is comprised of $21.7 million of costs for two exploratory wells or portions thereof which were found to be not commercially productive and $1.5 million of seismic expenditures and delay rentals.

Impairment expense for the quarter ended March 31, 2009, was primarily related to two producing fields which were determined to have future net cash flows less than their carrying values due primarily to commodity price declines and reservoir performance resulting in the write down of these properties to their estimated fair values as of March 31, 2009.

DD&A, including accretion of liability for asset retirement obligations, increased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily reflecting the higher per Boe DD&A rates on new production in the deepwater and western properties.

G&A expense, which includes cash and non-cash stock based compensation of $1.2 million and $1.6 million in the three months ended March 31, 2009 and 2008, respectively, increased in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily as a result of legal and financial advisory fees associated with our balance sheet restructuring efforts and an increase in personnel costs.

Taxes, other than on earnings, decreased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, due primarily to lower average sales prices for oil (which is taxed based on value).

Other Income and Expense

Included in Other income (expense) in the three months ended March 31, 2009 is a net gain of $3.7 million consisting of an unrealized loss of $0.6 million due to the change in fair market value of derivative instruments to be settled in the future and a gain of $4.3 million on derivative instruments settled during the quarter primarily from the impact of a decline in oil and natural gas selling prices during 2009. Included in other income (expense) in the three months ended March 31, 2008 is a net loss of $8.3 million consisting of an unrealized loss of $3.1 million due to the change in fair market value of derivative instruments to be settled in the future and a loss of $5.2 million on derivative instruments settled during the quarter primarily from the impact of an increase in oil and natural gas selling prices during the 2008 period.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash flows for the three months ended March 31, 2009 and 2008 (in thousands):

	2009	2008	Change
Cash flows provided by operating activities	$2,251	$62,421	$(60,170)
Cash flows used in investing activities	(24,159)	(47,541)	23,382
Cash flows provided by (used in) financing activities	40,000	(9,899)	49,899

Analysis of Cash Flows – Three Months Ended March 31, 2009

The decrease in our 2009 cash flows from operations primarily reflects the impact of the precipitous decline in oil and natural gas sales prices realized during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Although we significantly reduced drilling activity in the three months ended March 31, 2009, our accounts payable and accrued expenses declined at a slower rate, in part due to our efforts to increase the time period between when costs are incurred and when we make cash payments to vendors.

Net cash used in investing activities declined in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 as a result of curtailed capital expenditures in response to declining oil and natural gas sales prices, contraction in the credit markets and reduced liquidity.

Net cash provided by financing activities increased during the three months ended March 31, 2009 as compared to net cash used in financing activities during the three months ended March 31, 2008 reflecting increased utilization of our credit facility to fund working capital shortfalls caused by the decline in production and the precipitous decline in oil and natural gas sales prices in 2009. Net cash used in financing activities in 2008 reflects the net repayments on our credit facility resulting from higher operating cash flows available to repay borrowings in the 2008 period.

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

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. The content under “—Recent Events” and “—Overview and Outlook-Results of Operations” above addresses important factors affecting our financial condition, liquidity and capital resources including the Chapter 11 Cases, the impact of the significant reduction in our borrowing base in 2009, debt compliance violations, defaults on our Credit Agreement, Senior Unsecured Notes and 8.75% Senior Notes due 2010, and surety obligations and anticipated decline in production and cash flows.

At March 31, 2009, our unrestricted cash on hand was $20.1 million and we had $537.5 million in indebtedness currently due as a result of the defaults described above.

We expect our cash flows from operations to decline in 2009 as a result of lower anticipated sales prices for oil and natural gas which, along with our plans to reduce capital expenditures, will negatively impact reserve replacement and production enhancement. We expect our cash used in investing activities will decline significantly as a result of our plans to reduce capital expenditures in 2009. Prior to receiving the reduced borrowing base redetermination on our bank credit facility, we had forecasted to use our bank credit facility to continue funding projected working capital shortfalls during 2009. As a result of the decline in our borrowing capacity, our strategic alternatives are significantly limited and will require that we implement and execute the Plan in order to continue to meet our obligations.

Our exploration and development expenditures for 2008 totaled $205.1 million. We expect that our exploration and development activities in 2009 will be significantly lower than in prior years. For 2009, we expect exploration and development expenditures to total less than $10 million, which we expect would be directed primarily toward selective efforts to maintain existing production levels. Our planned expenditures for 2009 do not include any acquisitions or deepwater activities. We expect that any funding that may be approved for drilling in 2009 would be allocated primarily to lower risk development and exploitation opportunities. We also expect to incur abandonment costs of approximately $18.1 million in 2009 on several of our properties in accordance with applicable regulatory requirements. We expect the abandonment work related to our East Bay field will be funded in part by expected draws from restricted escrow funds previously set aside for this work. We have made draws to date of approximately $3.4 million in 2009.

The level of our planned capital expenditures is based on several factors, but the primary items driving capital expenditure decisions currently include obligations for our cash flows related to principal and interest on our currently outstanding debt and, our potential future debt under the Plan, and other existing obligations including reducing our working capital deficit. Additionally, estimates for oil and natural gas sales prices, general industry conditions including the level of pricing for equipment and services, and the anticipated level of participation by other working interest owners and the costs of drilling rigs and other oilfield goods and services drive our planned level of capital expenditures. We believe that potential industry partners, including those with significantly more resources than us, may choose to defer significant projects and capital expenditures in an effort to preserve cash and strengthen their balance sheets. As a result, we believe the likelihood that we will be able to partner with other working interest owners to explore and develop new opportunities in the near term is diminished as compared to our past expectations.

Based on our planned capital expenditures, we expect that we will not be able to replace reserves at a rate that will allow us to maintain production levels. If actual experience does not improve significantly from the assumptions in our forecast, especially regarding sales prices for oil and natural gas, and our capital expenditures continue at the low levels projected for 2009, we expect that our production will decline in the second half of 2009. Our forecasts do not consider any significant production disruptions that may occur due to hurricanes or other catastrophic events. At our current and anticipated production levels, combined with current sales prices, we do not expect to have sufficient cash flows to fully fund our operations and meet all of our financial obligations in 2009.

We have experienced and expect to again experience substantial working capital deficits. We had a working capital deficit at March 31, 2009 of $572.7 million, including the impact of our indebtedness of $537.5 million which is classified as a current liability at March 31, 2009. Excluding the impact of our indebtedness, our working capital deficit was $35.2 million at March 31, 2009. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which are capitalized as noncurrent assets pending determination of the project’s success.

Debt Compliance

We are in default on our Credit Agreement, Senior Unsecured Notes and our 8.75% Senior Notes due 2010.

In March 2009, our borrowing base was redetermined at $45 million, at which time we had $83 million outstanding, resulting in a deficiency of $38 million. The significant effects of this 2009 redetermination are addressed under “—Recent Events” above. We are not able to borrow on the Credit Agreement. The Credit Agreement is secured by substantially all of our assets.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 9 of the condensed consolidated financial statements in Item 1, Part I of this Quarterly Report.

Cautionary Statement Concerning Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Exchange Act. When used herein, the words “will,” “would,” “should,” “likely,” “estimates,” “thinks,” “strives,” “may,” “anticipates,” “expects,” “believes,” “intends,” “goals,” “plans,” or “projects” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. While our management considers the expectations and assumptions to be reasonable when and as made, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

These statements are based on current expectations and projections about future events and involve known and unknown risks, uncertainties, and other factors that may cause actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties. Our actual decisions, performance and results may differ materially. Important trends or factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in the section “Risk Factors” in Part 1, Item 1A and elsewhere in our 2008 Annual Report, elsewhere in this Quarterly report, and in our reports and registration statements filed from time to time with the SEC, and other announcements we make from time to time.

Although we believe that the assumptions on which any forward-looking statements are based in this Quarterly Report and other periodic reports filed by us are reasonable when and as made, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Quarterly Report and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by applicable securities laws and regulations.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest rate paid on borrowings under our bank credit facility and $150 million aggregate principal amount of senior floating rate notes due 2013. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2009, $233.0 million of our indebtedness had variable interest rates while the remaining $304.5 million had fixed interest rates. If the market interest rates had averaged 1% higher in the first three months of 2009, interest rates for the period on variable rate debt outstanding during the period would have increased, and net loss before income taxes would have increased, by approximately $0.5 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower in the first three months of 2009, interest expense for the period on variable rate debt would have decreased, and net loss before income taxes would have decreased, by approximately $0.5 million.

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

Historically, we have used derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. However, as a result of our liquidity challenges that led to the Chapter 11 Cases, we have agreed to termination of certain of these contracts as requested by our lenders or as required by the terms of our agreements with them. We expect to enter into new derivative contracts under the anticipated terms of the Exit Facility.

The following table presents information related to our derivative contracts as of March 31, 2009:

Natural Gas Contracts
Remaining Contract Term	Contract Type	Floor/Ceiling-Floor ($/Mmbtu)	Volume (Mmbtu) Daily	Total	Total Fair Value (in thousands)
04/09 - 06/09	Synthetic Put	$5.00/$10.00 -11.00	10,000	610,000	$1,046
11/09 - 01/10	Synthetic Put	$6.00/$10.00 -11.00	5,000	920,000	$1,076
11/09 - 01/10	Synthetic Put	$5.83/$10.00 -11.00	15,000	1,380,000	$1,454

Oil Contracts
Remaining Contract Term	Contract Type	Floor/Ceiling ($/Bbl)	Volume (Bbls) Daily	Total	Total Fair Value (in thousands)
4/09 - 06/09	Collar	$55.00/$86.88	1,000	182,000	$1,106

Item 4.	CONTROLS AND PROCEDURES.

(a) Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009 because of the material weaknesses discussed below.

As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2008 continued to exist at March 31, 2009:

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

There were material errors in asset retirement obligations and impairments resulting from the material weaknesses and the errors were corrected prior to the issuance of the financial statements.

In light of the material weaknesses described above, we performed additional procedures that were designed to provide reasonable assurance regarding the reliability of (1) our financial reporting; and (2) the preparation of the consolidated financial statements contained in this Quarterly Report. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

(c)	Management’s Remediation Plans

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

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see the information in Note 10, “Commitments and Contingencies” in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A.	RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. – Risk Factors” in our 2008 Annual Report that could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2008 Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

The following risk factor, included originally in our 2008 Annual Report, has been updated as a result of recent events:

The MMS may shut in production on the outer continental shelf in connection with our failure to provide cash or other adequate security to secure our obligations to plug, abandon and decommission our wellbores and related pipelines and facilities.

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

On March 5, 2009, we were notified by the MMS that an Incident of Noncompliance (“INC”) had been issued as a result of our failure to provide supplemental bonds or other security in the amount of $16.7 million that was due by February 27, 2009 to guarantee performance of our obligations to abandon wells, remove platforms and facilities, and clear the seafloor of obstructions on leases with associated lease obligations. The INC stated that our failure to correct this INC by the close of business on March 27, 2009 would result in a shut-in of our outer continental shelf facilities associated with South Pass Block 27 and South Pass Block 28 that are located in federal waters, which payment we informed the MMS we could not make by the March 27 deadline. We received an order from the MMS dated March 23, 2009. The March 23, 2009, order required, among other financial requirements, that we immediately shut-in production from all of our wells and facilities located in South Pass Blocks 27 and 28 in the federal portion of our East Bay field, while properly maintaining these facilities and wells with essential personnel. We promptly completed the shut-in of our federal East

Bay facilities before the end of March 2009. After further discussions with the MMS, the MMS has requested that three of our unit wells producing in East Bay be shut-in in further to compliance with the March 23, 2009 MMS order affecting our federal leases in East Bay. This subsequent shut-in occurred on August 14, 2009. MMS has acknowledged, however, that production from these three unit wells held the leases while they were producing. Because federal leases would normally terminate if there is no production for 180 consecutive days, the affected leases could expire if (1) we do not comply with the requirements set forth by applicable MMS regulations and restore production to the shut-in federal leases by February 10, 2010; (2) we and the MMS do not otherwise come to an agreement that would prevent the leases from expiring on such date; or (3) there is no other unitized production that would prevent the termination provisions in the affected leases from being triggered.

The production of oil and natural gas is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations which are addressed under Part I, Item 1, “Business—Environmental Regulations” in our 2008 Annual Report.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

We were required to make annual interest payments of approximately $45.0 million each year on the Senior Unsecured Notes, of which $17 million was due on April 15, 2009 and remains unpaid. Our failure to make these interest payments within 30 days of the due date was an event of default under the indenture governing the Senior Unsecured Notes and under the cross-default provision of the Credit Agreement.

On May 1, 2009, we and certain of our subsidiaries filed the Chapter 11 Cases under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended, in the Bankruptcy Court. The Chapter 11 Cases and related matters are addressed in Note 3 “Subsequent Events, Liquidity and Capital Resources” of this Quarterly Report. Important additional information regarding the Chapter 11 Cases is available in our 2008 Annual Report, our Current Reports on Form 8-K filed from time to time with the SEC, and other announcements we make from time to time.

Subsequent to our filing the Chapter 11 Cases, we were also required to make an interest payment on the 8.75% Senior Notes due 2010, which amount remains unpaid. Our failure to make the required interest payment within 30 days of the due date was an event of default under the indenture governing the 8.75% Senior Notes due 2010.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5.	OTHER INFORMATION.

None

Item 6.	EXHIBITS.

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Quarterly Report. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

We have not filed with this Quarterly Report copies of the instruments defining rights of all holders of the long-term debt of us and our consolidated subsidiaries based upon the exception set forth in Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such instruments will be furnished to the SEC upon request.

Exhibit Number	Description

3.1	—Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of November 16, 1999 (incorporated by reference to Exhibit 3.1 to Energy Partners, Ltd.’s Form S-1 (File No. 333-42876)).

3.2

—Amendment to Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to Energy Partners, Ltd.’s Form S-1 (File No. 333-42876)).

3.3

—Certificate of Amendment of the Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of May 5, 2006 (incorporated by reference to Exhibit 3.6 to Energy Partners, Ltd.’s Form 10-Q filed May 9, 2006 (File No. 001-16179)).

3.4

—Certificate of Elimination of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and

    Series C Preferred Stock of Energy Partners, Ltd. (incorporated by reference to Exhibit 4.2 of Energy Partners, Ltd.’s

    Form 8-K filed January 22, 2002 (File No. 001-16179)).

Exhibit Number	Description

3.5

—Certificate of Elimination of the Series D Exchangeable Convertible Preferred Stock of Energy Partners, Ltd. (incorporated by reference to Exhibit 3.4 to Energy Partners, Ltd.’s Form 10-K filed February 27, 2006 (File No. 001-16179)).

3.6	—Amended and Restated Bylaws of Energy Partners, Ltd. (incorporated by reference to Exhibit 3.5 of Energy Partners, Ltd.’s Form 10-K filed March 3, 2008 (File No. 001-16179)).

4.1

—Indenture dated as of August 5, 2003 between Energy Partners, Ltd., as Issuer, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

4.2

—Indenture dated as of April 23, 2007 between Energy Partners, Ltd., as Issuer, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Energy Partners, Ltd.’s Form 8-K filed on April 26, 2007 (File No. 011-16179)).

10.1

—Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of July 31, 2009 (incorporated by reference to Exhibit 99.1 to Energy Partners, Ltd.’s Form 8-K filed on August 4, 2009 (File No. 001-16179)).

10.2

—Plan of Support and Lock-Up Agreement dated as of April 30, 2009 between Energy Partners, Ltd., and the holders of claims against Energy Partners, Ltd. signatory thereto (incorporated by reference to Exhibit 10.1 to Energy Partners, Ltd.’s Form 8-K filed on May 5, 2009 (File No. 001-16179)).

10.3

—Credit Agreement dated as of April 23, 2007 among Energy Partners, Ltd., Bank of America, N.A., as Administrative Agent, L/C Issuer and Collateral Agent, JPMorgan Chase Bank, N.A. and BNP Paribas, as Co-Syndication Agents, The Bank of Nova Scotia and BMO Capital Markets Financing, Inc., as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Energy Partners, Ltd.’s Form 8-K filed on April 26, 2007 (File No. 001-16179)).

10.4

—Letter Agreement dated as of April 3, 2009 among Energy Partners, Ltd., Bank of America, N.A., as Administrative Agent, Lender, Collateral Agent and L/C Issuer, and the other loan parties and lenders party thereto (incorporated by reference to Exhibit 10.4 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 001-16179).

10.5

—Letter Agreement dated as of April 14, 2009 among Energy Partners, Ltd., Bank of America, N.A., as Administrative Agent, Lender, Collateral Agent and L/C Issuer, and the other loan parties and lenders party thereto (incorporated by reference to Exhibit 10.1 to Energy Partners, Ltd.’s Form 8-K filed on April 14, 2009 (File No. 001-16179)).

10.6

—Term sheet with the United States Department of the Interior, Minerals Management Service dated April 30, 2009 (incorporated by reference to Exhibit 10.6 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

†10.35	—Form of Senior Management Settlement Agreement (incorporated by reference to Exhibit 10.35 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

†10.36	—Form of Omnibus Settlement Agreement (incorporated by reference to Exhibit 10.36 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

†10.42

—Senior Management Settlement Agreement dated as of June 30, 2009 by and between Energy Partners, Ltd. and Thomas DeBrock (incorporated by reference to Exhibit 10.42 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

†10.50

—Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and Stephen D. Longon (incorporated by reference to Exhibit 10.50 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

†10.51

—Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and John H. Peper (incorporated by reference to Exhibit 10.51 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

*31.1	—Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	—Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit Number	Description

*32.1	—Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	—Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY PARTNERS, LTD.

Date: September 8, 2009	By:	/s/ John H. Peper
John H. Peper
Executive Vice President and General Counsel
(authorized officer)

EXHIBIT INDEX

The exhibits marked with the asterisk symbol (*) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Quarterly Report. The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

We have not filed with this Quarterly Report copies of the instruments defining rights of all holders of the long-term debt of us and our consolidated subsidiaries based upon the exception set forth in Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such instruments will be furnished to the SEC upon request.

Exhibit Number	Description

3.1	—Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of November 16, 1999 (incorporated by reference to Exhibit 3.1 to Energy Partners, Ltd.’s Form S-1 (File No. 333-42876)).

3.2

—Amendment to Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 15, 2000 (incorporated by reference to Exhibit 3.2 to Energy Partners, Ltd.’s Form S-1 (File No. 333-42876)).

3.3

—Certificate of Amendment of the Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of May 5, 2006 (incorporated by reference to Exhibit 3.6 to Energy Partners, Ltd.’s Form 10-Q filed May 9, 2006 (File No. 001-16179)).

3.4

—Certificate of Elimination of the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Preferred Stock of Energy Partners, Ltd. (incorporated by reference to Exhibit 4.2 of Energy Partners, Ltd.’s Form 8-K filed January 22, 2002 (File No. 001-16179)).

3.5

—Certificate of Elimination of the Series D Exchangeable Convertible Preferred Stock of Energy Partners, Ltd. (incorporated by reference to Exhibit 3.4 to Energy Partners, Ltd.’s Form 10-K filed February 27, 2006 (File No. 001-16179)).

3.6	—Amended and Restated Bylaws of Energy Partners, Ltd. (incorporated by reference to Exhibit 3.5 of Energy Partners, Ltd.’s Form 10-K filed March 3, 2008 (File No. 001-16179)).

4.1

—Indenture dated as of August 5, 2003 between Energy Partners, Ltd., as Issuer, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

4.2

—Indenture dated as of April 23, 2007 between Energy Partners, Ltd., as Issuer, and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Energy Partners, Ltd.’s Form 8-K filed on April 26, 2007 (File No. 011-16179)).

10.1

—Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of July 31, 2009 (incorporated by reference to Exhibit 99.1 to Energy Partners, Ltd.’s Form 8-K filed on August 4, 2009 (File No. 001-16179)).

10.2

—Plan of Support and Lock-Up Agreement dated as of April 30, 2009 between Energy Partners, Ltd., and the holders of claims against Energy Partners, Ltd. signatory thereto (incorporated by reference to Exhibit 10.1 to Energy Partners, Ltd.’s Form 8-K filed on May 5, 2009 (File No. 001-16179)).

10.3

—Credit Agreement dated as of April 23, 2007 among Energy Partners, Ltd., Bank of America, N.A., as Administrative Agent, L/C Issuer and Collateral Agent, JPMorgan Chase Bank, N.A. and BNP Paribas, as Co-Syndication Agents, The Bank of Nova Scotia and BMO Capital Markets Financing, Inc., as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Energy Partners, Ltd.’s Form 8-K filed on April 26, 2007 (File No. 001-16179)).

10.4

—Letter Agreement dated as of April 3, 2009 among Energy Partners, Ltd., Bank of America, N.A., as Administrative Agent, Lender, Collateral Agent and L/C Issuer, and the other loan parties and lenders party thereto (incorporated by reference to Exhibit 10.4 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 001-16179).

10.5

—Letter Agreement dated as of April 14, 2009 among Energy Partners, Ltd., Bank of America, N.A., as Administrative Agent, Lender, Collateral Agent and L/C Issuer, and the other loan parties and lenders party thereto (incorporated by reference to Exhibit 10.1 to Energy Partners, Ltd.’s Form 8-K filed on April 14, 2009 (File No. 001-16179)).

10.6

—Term sheet with the United States Department of the Interior, Minerals Management Service dated April 30, 2009 (incorporated by reference to Exhibit 10.6 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

Exhibit Number	Description

†10.35	—Form of Senior Management Settlement Agreement (incorporated by reference to Exhibit 10.35 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

†10.36	—Form of Omnibus Settlement Agreement (incorporated by reference to Exhibit 10.36 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

†10.42

—Senior Management Settlement Agreement dated as of June 30, 2009 by and between Energy Partners, Ltd. and Thomas DeBrock (incorporated by reference to Exhibit 10.42 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

†10.50

—Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and Stephen D. Longon (incorporated by reference to Exhibit 10.50 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

†10.51

—Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and John H. Peper (incorporated by reference to Exhibit 10.51 to Energy Partners, Ltd.’s Form 10-K filed on August 5, 2009 (File No. 011-16179).

*31.1	—Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	—Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	—Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	—Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.