Form 10-Q
period 2009-06-30
ENERGY PARTNERS LTD
filed 2009-09-09
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company).	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2009, there were 32,287,082 shares of the Registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

(Debtors-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$23,577	$1,991
Trade accounts receivable	20,899	29,264
Receivables from insurance	2,686	4,230
Fair value of commodity derivative instruments	—	5,415
Prepaid expenses	3,396	4,522

Total current assets	50,558	45,422
Property and equipment, at cost under the successful efforts method of accounting for oil and natural gas properties	1,646,222	1,646,805
Less accumulated depreciation, depletion and amortization	(1,027,975)	(958,438)

Net property and equipment	618,247	688,367
Other assets	28,585	23,041
Deferred tax assets	—	1,580
Deferred financing costs — net of accumulated amortization of $11,781 at June 30, 2009 and $3,780 at December 31, 2008	355	8,356

	$697,745	$766,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,461	$39,517
Accrued expenses	33,120	54,467
Accrued interest on indebtedness	767	9,506
Asset retirement obligations	13,356	18,181
Secured bank credit facility	83,000	43,000
Current portion of senior unsecured debt	—	454,501
Deferred tax liabilities	—	1,580
Fair value of commodity derivative instruments	—	28

Total current liabilities	146,704	620,780
Liabilities subject to compromise:
Senior unsecured debt	454,501	—
Accrued interest on senior unsecured debt	18,663	—
Asset retirement obligations	82,797	87,506
Fair value of commodity derivative instruments	—	55
Other	871	1,306
Commitments and contingencies (Note 11)

	703,536	709,647
Stockholders’ equity:
Preferred stock, $1 par value. Authorized 1,700,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.01 per share. Authorized 100,000,000 shares; issued: 2009 – 44,468,034 shares; 2008 – 44,323,293 shares; outstanding, net of treasury shares: 2009 – 32,228,092; 2008 – 32,083,307 shares	445	444
Additional paid-in capital	384,853	382,232
Accumulated deficit	(132,733)	(67,201)
Treasury stock, at cost, 2009 and 2008 – 12,239,986 shares	(258,356)	(258,356)

Total stockholders’ equity	(5,791)	57,119

	$697,745	$766,766

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Oil and natural gas	$45,861	$125,642	$88,511	$223,097
Other	215	46	265	87

	46,076	125,688	88,776	223,184
Costs and expenses:
Lease operating	12,618	14,662	26,168	28,876
Transportation	293	260	429	666
Exploration expenditures and dry hole costs	746	3,462	1,318	26,745
Impairments of properties	1,467	1,809	6,580	1,735
Depreciation, depletion and amortization	34,054	33,244	66,194	62,054
Accretion of liability for asset retirement obligations	1,843	1,087	3,677	2,143
General and administrative	10,010	13,485	21,726	22,852
Taxes, other than on earnings	1,376	3,315	2,775	5,694
(Gain) loss on sale of assets	—	80	—	(6,594)
Other	218	62	562	1,158

Total costs and expenses	62,625	71,466	129,429	145,329
Business interruption recovery	—	—	1,185	—

Income (loss) from operations	(16,549)	54,222	(39,468)	77,855
Other income (expense):
Interest income	9	66	47	367
Interest expense (contractual interest of $11,028 and $22,741 for the three and six months ended June 30, 2009, respectively)	(4,524)	(11,439)	(16,237)	(23,351)
Gain (loss) on derivative instruments	(923)	(36,483)	2,728	(44,809)

	(5,438)	(47,856)	(13,462)	(67,793)

Income (loss) before reorganization items and income taxes	(21,987)	6,366	(52,930)	10,062

Reorganization items	(11,674)	—	(12,602)	—

Income (loss) before income taxes	(33,661)	6,366	(65,532)	10,062
Income taxes	—	(2,370)	—	(3,751)

Net income (loss)	(33,661)	3,996	(65,532)	6,311

Basic earnings (loss) per share	$(1.05)	$0.13	$(2.04)	$0.20
Diluted earnings (loss) per share	$(1.05)	$0.12	$(2.04)	$0.20
Weighted average common shares used in computing earnings per share:
Basic	32,206	31,950	32,156	31,861
Incremental common shares
Stock options	—	108	—	—
Restricted share units	—	83	—	—
Performance shares	—	—	—	7

Diluted	32,206	32,141	32,156	31,868

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

(Debtors-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(65,532)	$6,311
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	66,194	62,054
Accretion of liability for asset retirement obligations	3,677	2,143
Unrealized loss on derivative contracts	—	29,004
Non cash compensation	1,999	2,802
Deferred income taxes	—	3,101
Gain on sale of oil and gas assets	—	(6,611)
Exploration expenditures	28	22,014
Impairments of properties	6,580	1,735
Amortization of deferred financing costs	8,001	838
Other	843	937
Changes in operating assets and liabilities:
Trade accounts receivable	9,909	(6,889)
Prepaid expenses	1,126	755
Other assets	(128)	886
Accounts payable and accrued expenses	(9,640)	4,485
Other liabilities	(13,897)	(4,142)

Net cash provided by operating activities	9,160	119,423

Cash flows used in investing activities:
Property acquisitions	(139)	(20,197)
Exploration and development expenditures	(27,456)	(114,519)
Proceeds from sale of oil and gas assets	150	15,026
Other property and equipment additions	(129)	(505)

Net cash used in investing activities	(27,574)	(120,195)

Cash flows provided by financing activities:
Deferred financing costs	—	(155)
Repayments of indebtedness	—	(70,000)
Proceeds from indebtedness	40,000	70,000
Exercise of stock options and warrants	—	682

Net cash provided by financing activities	40,000	527

Net increase (decrease) in cash and cash equivalents	21,586	(245)
Cash and cash equivalents at beginning of period	1,991	8,864

Cash and cash equivalents at end of period	$23,577	$8,619

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

(Debtors-in-Possession)

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

The financial information as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 has not been audited. However, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

Recent Events – Bankruptcy

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

Included in the condensed consolidated financial statements for the periods ended June 30, 2009 are subsidiaries which have not commenced Chapter 11 cases or other similar proceedings, and are not debtors in any bankruptcy or insolvency proceeding. The net assets of our non-debtor subsidiaries are not significant. The Debtors have been operating as debtors-in-possession pursuant to the Bankruptcy Code since May 1, 2009.

The financial statements are prepared in accordance with the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). SOP 90-7 requires the Company to, among other things, (1) identify transactions that are directly associated with the bankruptcy proceedings from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities. According to our confirmed plan of reorganization, only our 9.75% Senior Unsecured Notes due 2014 (the “Fixed Rate Notes”), our Senior Floating Rate Notes due 2013 (the “Floating Rate Notes” and together with the Fixed Rate Notes, the “Senior Unsecured Notes”) and our 8.75% Senior Notes due 2010 and the related accrued interest are subject to compromise. In addition, we discontinued accruing interest on the Senior Unsecured Notes and our 8.75% Senior Notes due 2010 as of May 1, 2009 (the “Petition Date”), the date we filed the Chapter 11 Cases. The financial statements for the period ended June 30, 2009 do not reflect the effect of any changes in the Company’s capital structure as a result of an approved plan of reorganization or adjustments to the carrying value of asset or liability amounts that may be necessary as a result of actions by the Bankruptcy Court.

        Our financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business. On the effective date of the reorganization, which is subject to the closing of one or more loans and/or credit facilities that together would provide liquidity to us upon our exit from bankruptcy, among other things, we will adopt “fresh-start” accounting as required by SOP 90-7, which will require us to allocate the “reorganization value” to our assets and liabilities in relation to their fair values. Accordingly, the carrying values of assets and liabilities on the effective date of reorganization may differ materially from the amounts shown as of June 30, 2009. Additionally, amounts reported in subsequent financial statements may change materially due to the reorganization of our assets and liabilities, as well as the application of the “fresh-start” accounting provisions. We expect that our reorganization and “fresh-start” accounting adjustments will include conversion of the principal and accrued interest on the Senior Unsecured Notes and the 8.75% Senior Notes due 2010 into new common stock. Additionally, along with all of our assets and liabilities, our property and equipment assets and our asset retirement obligations will be reported at fair market values. As a result, our interest expense, accretion of liability for asset retirement obligations and our depreciation, depletion and amortization may be significantly different in periods after the effective date of the reorganization.

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

(4) REORGANIZATION ITEMS

Under SOP 90-7, certain costs and income items resulting from the reorganization and restructuring of the business are reported separately as reorganization items classified as non-operating expenses. Our reorganization items were as follows:

(In thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Amortization of deferred financing costs	$6,515	$6,515
Professional fees	3,730	4,658
Directors and officers insurance premium	1,573	1,573
Provision for rejected/renegotiated contracts	1,300	1,300
Employee retention agreements	(1,444)	(1,444)

Total reorganization items	$11,674	$12,602

Deferred financing costs as of the Petition Date associated with the Senior Unsecured Notes and the 8.75% Senior Notes due 2010 were written off in accordance with the provisions of SOP 90-7 in order to reflect the book value of the Senior Unsecured Notes and the 8.75% Senior Notes due 2010 at the claimed amount.

Since we retained advisors to assist in our balance sheet restructuring, we have incurred significant costs associated with the restructuring. Professional fees primarily relate to fees paid to our financial and legal advisors, and the advisors of our creditors that we are obligated to pay under certain agreements. During the six months ended June 30, 2009, we have made cash payments for these professional fees, including retainers, totaling approximately $5.0 million which are included in our cash flows from operating activities for the period. In addition to monthly fees, we have agreed to pay a success fee to our financial advisors in cash on the effective date of the Plan. We expect this success fee to amount to approximately $3.4 million. This success fee will be recorded when the financial advisors meet the criteria for the fee under the agreement.

In connection with anticipated changes in the composition of our Board of Directors and officers upon our exit from bankruptcy, we arranged insurance coverage (commonly referred to as a “tail policy”) for certain of our current and prior directors and officers extending for six years. The premium amount of $1.6 million was recorded and paid in cash in the quarter ending June 30, 2009.

We are in negotiations regarding the rejection in bankruptcy or renegotiation of the leases for our corporate offices in Louisiana and Texas, and we expect to have certain costs associated with the rejection or renegotiation of these leases, estimates of which are recorded in the quarter ended June 30, 2009.

        In June, 2009, we executed employee retention agreements with all of our non-field employees, which call for payments of one-half of the retention amounts upon execution of the agreements and the remaining one-half upon exit from bankruptcy. Our field employees also received payments under this program. We also executed agreements with our officers which call for payments of the entire retention amount upon exit from bankruptcy. In connection with these agreements, non-field employees and officers were required to waive and release the Company from any and all potential claims with respect to certain incentive and retention plans and agreements as specified in the individual retention agreements. During June, 2009, we reduced previously established accruals totaling approximately $2.0 million for the various incentive and retention plans and agreements that were waived and released. We also accrued approximately $0.5 million for cash payments made in July, 2009. The remaining amounts payable under these agreements upon exit from bankruptcy total approximately $1.5 million, which amounts will be recorded as a charge to earnings when earned by the employees who remain with the Company upon exit from bankruptcy.

(5) ACQUISITIONS AND DIVESTITURES

On March 26 and 27, 2008, respectively, we completed the sale of two Gulf of Mexico properties located in the Western offshore area for $15.0 million after giving effect to preliminary closing adjustments and recorded a gain on the sale of $7.0 million in the six months ended June 30, 2008.

(6) DERIVATIVE TRANSACTIONS

Derivative contracts are carried at their fair value on the Condensed Consolidated Balance Sheets as Fair value of commodity derivative instruments and all realized and unrealized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense). Recently, we have agreed to termination of certain of these contracts as requested by our lenders or as required by the terms of our agreements with them. At June 30, 2009, we had no derivative contracts outstanding.

The following table presents information about the components of gain (loss) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Derivative contracts:
Unrealized gain (loss) due to change in fair market value	$—	$(25,907)	$—	$(29,004)
Realized gain (loss) on settlement	(923)	(10,576)	2,728	(15,805)

Total gain (loss) on derivative instruments	$(923)	$(36,483)	$2,728	$(44,809)

(7) ASSET RETIREMENT OBLIGATIONS

Changes in our asset retirement obligations were as follows:

Six Months Ended June 30, 2009
(in thousands)
Balance at December 31, 2008	$105,687
Accretion expense	3,677
Revisions	196
Liabilities settled	(13,407)

Balance at June 30, 2009	96,153
Less: Amount required to be settled within the next twelve months	(13,356)

Balance at June 30, 2009, noncurrent asset retirement obligations	$82,797

(8) INDEBTEDNESS

See Note 3 “Subsequent Events, Liquidity and Capital Resources” for additional information on our indebtedness and the impact of the Chapter 11 Cases on the Credit Agreement, the Senior Unsecured Notes and the 8.75% Senior Notes due 2010.

Currently, we are in default on our Credit Agreement, Senior Unsecured Notes and our 8.75% Senior Notes due 2010. Total indebtedness was as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Fixed Rate Notes, annual interest of 9.75%, payable May 15, 2014	$300,000	$300,000
Floating Rate Notes, with weighted average interest of 6.26% on April 30, 2009 (the day before filing of Chapter 11 Cases), payable April 15, 2013	150,000	150,000
Senior Notes, annual interest of 8.75%, payable August 1, 2010	4,501	4,501
Credit Agreement, interest rate based on LIBOR borrowing rates plus a floating spread payable April 23, 2011, with weighted average interest on June 30, 2009 of 5.75%	83,000	43,000

Total indebtedness, all amounts are current	$537,501	$497,501

Our failure to cure the borrowing base deficiency by May 1, 2009 constituted an event of default under our Credit Agreement. Subsequent to such date, we have been paying interest on the Credit Agreement at the foregoing rate plus 2.00% per annum (the default rate).

(9) FAIR VALUE MEASUREMENTS

The following table provides fair value measurement information for our financial instruments. The carrying values of cash and cash equivalents, trade accounts receivable and accounts payable (including income taxes payable and accrued expenses) approximated fair value at June 30, 2009, and are not presented in the following table.

	As of June 30, 2009
			Fair Value Measurements Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Liabilities (in thousands):
Debt	$537,501	$324,885	$—	$324,885	$—

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

Level 2 Fair Value Measurements

Debt—At June 30, 2009, the Fixed Rate Notes and the Floating Rate Notes were not actively traded in an established market. Therefore, quoted prices were not available. However, we estimated the fair values of these debt instruments based on prices reflected by trades which occurred near June 30, 2009 as obtained through financial information services. The fair value of the Credit Agreement is estimated to approximate the carrying amount because the interest rates paid on such debt are generally set for periods of three months or less.

(10) NEW ACCOUNTING PRONOUNCEMENTS

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

(11) COMMITMENTS AND CONTINGENCIES

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

We generate liabilities related to production that is delivered to us in excess of our interest in certain properties, often referred to as production imbalances. Additionally, we may, from time to time, receive cash in excess of amounts that we estimate are due to us for our interest in production, which amounts may be subject to further review, may require more information to resolve or may be in dispute. At June 30, 2009, based on information available to us, the amount that may be subject to claim by one purchaser of our production of $4.6 million is included in accrued expenses.

In the ordinary course of business, we are a defendant in various other legal proceedings. We do not expect our exposure in these other proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

(12) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2009

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$23,577	$—	$—	$23,577
Accounts receivable	21,397	2,188	—	23,585
Other current assets	3,334	62	—	3,396

Total current assets	48,308	2,250	—	50,558
Property and equipment	1,374,952	271,270	—	1,646,222
Less accumulated depreciation, depletion and amortization	(880,182)	(147,793)	—	(1,027,975)

Net property and equipment	494,770	123,477	—	618,247
Investment in affiliates	78,178	—	(78,178)	—
Notes receivable, long-term	—	120,431	(120,431)	—
Other assets	28,849	91	—	28,940

	$650,105	$246,249	$(198,609)	$697,745

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$57,359	$6,345	$—	$63,704
Secured bank credit facility	83,000	—	—	83,000

Total current liabilities	140,359	6,345	—	146,704
Liabilities subject to compromise:
Senior unsecured debt	454,501	—	—	454,501
Accrued interest on senior unsecured debt	18,663	—	—	18,663
Long-term debt	—	120,431	(120,431)	—
Other liabilities	42,373	41,295	—	83,668

	655,896	168,071	(120,431)	703,536
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	445	98	(98)	445
Additional paid-in capital	384,853	310	(310)	384,853
Retained earnings (accumulated deficit)	(132,733)	77,767	(77,767)	(132,733)
Treasury stock	(258,356)	—	—	(258,356)

Total stockholders’ equity	(5,791)	78,178	(78,178)	(5,791)

	$650,105	$246,249	$(198,609)	$697,745

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,991	$—	$—	$1,991
Accounts receivable	37,665	1,244	—	38,909
Other current assets	4,459	63		4,522

Total current assets	44,115	1,307	—	45,422
Property and equipment	1,376,387	270,418	—	1,646,805
Less accumulated depreciation, depletion and amortization	(818,234)	(140,204)	—	(958,438)

Net property and equipment	558,153	130,214	—	688,367
Investment in affiliates	84,697	(66)	(84,631)	—
Notes receivable, long-term	—	120,431	(120,431)	—
Other assets	32,887	90		32,977

	719,852	251,976	(205,062)	766,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$114,510	$7,161	$—	$121,671
Deferred tax liability	1,580	—	—	1,580
Fair value of commodity derivative instruments	28	—	—	28
Current maturities of long-term debt	497,501	—	—	497,501

Total current liabilities	613,619	7,161	—	620,780
Long-term debt	—	120,431	(120,431)	—
Other liabilities	49,114	39,753	—	88,867

	662,733	167,345	(120,431)	709,647
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	444	98	(98)	444
Additional paid-in capital	382,232	310	(310)	382,232
Retained earnings	(67,201)	84,220	(84,220)	(67,201)
Treasury stock	(258,356)	—	—	(258,356)

Total stockholders’ equity	57,119	84,631	(84,631)	57,119

	719,852	251,976	(205,062)	766,766

Supplemental Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2009

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue:
Oil and natural gas	$66,282	$22,229	$—	$88,511
Other	1,174	85	(994)	265

	67,456	22,314	(994)	88,776
Costs and expenses:
Lease operating	17,083	9,085	—	26,168
Exploration expenditures, dry hole costs and impairments	7,875	23	—	7,898
Depreciation, depletion, amortization and accretion	60,745	9,126	—	69,871
General and administrative	21,146	8,080	(7,500)	21,726
Taxes, other than on earnings	270	2,505	—	2,775
Other expenses	990	1	—	991

Total costs and expenses	108,109	28,820	(7,500)	129,429

Business interruption recovery	1,185	—	—	1,185
Loss from operations	(39,468)	(6,506)	6,506	(39,468)

Other income (expense):
Interest expense, net	(16,190)	—	—	(16,190)
Gain (loss) on derivative instruments	2,728	—	—	2,728

	(13,462)	—	—	(13,462)

Loss before reorganization items and income taxes	(52,930)	(6,506)	6,506	(52,930)
Reorganization items	(12,602)	—	—	(12,602)
Loss before income taxes	(65,532)	(6,506)	6,506	(65,532)
Income taxes	—	—	—	—

Net loss	$(65,532)	$(6,506)	$6,506	$(65,532)

Supplemental Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenue:
Oil and natural gas	$168,321	$54,776	$—	$223,097
Other	26,464	75	(26,452)	87

	194,785	54,851	(26,452)	223,184
Costs and expenses:
Lease operating	18,060	10,816	—	28,876
Exploration expenditures, dry hole costs and impairments	27,212	1,268	—	28,480
Depreciation, depletion, amortization and accretion	53,799	10,398	—	64,197
General and administrative	22,242	8,110	(7,500)	22,852
Taxes, other than on earnings	387	5,307	—	5,694
Gain on sale of assets	(6,594)	—	—	(6,594)
Other expenses	1,824	—	—	1,824

Total costs and expenses	116,930	35,899	(7,500)	145,329

Income from operations	77,855	18,952	(18,952)	77,855

Other income (expense):
Interest expense, net	(22,984)	—	—	(22,984)
Loss on derivative instruments	(44,809)	—	—	(44,809)

	(67,793)	—	—	(67,793)

Income before income taxes	10,062	18,952	(18,952)	10,062
Income taxes	(3,751)	—	—	(3,751)

Net income	$6,311	$18,952	$(18,952)	$6,311

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2009

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$7,706	$1,454	$—	$9,160
Cash flows used in investing activities:
Property acquisitions	(139)	—	—	(139)
Exploration and development expenditures	(26,002)	(1,454)	—	(27,456)
Other property and equipment additions	(129)	—	—	(129)
Proceeds from sale of oil and natural gas assets	150	—	—	150

Net cash used in investing activities	(26,120)	(1,454)	—	(27,574)
Cash flows provided by financing activities:
Proceeds from long-term debt	40,000	—	—	40,000

Net cash provided by financing activities	40,000	—	—	40,000

Net increase in cash and cash equivalents	21,586	—	—	21,586
Cash and cash equivalents at beginning of period	1,991	—	—	1,991

Cash and cash equivalents at end of period	$23,577	$—	$—	$23,577

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2008

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$100,310	$19,113	$—	$119,423
Cash flows used in investing activities:
Property acquisitions	(20,197)	—	—	(20,197)
Exploration and development expenditures	(95,406)	(19,113)	—	(114,519)
Other property and equipment additions	(505)	—	—	(505)
Proceeds from sale of oil and natural gas assets	15,026	—	—	15,026

Net cash used in investing activities	(101,082)	(19,113)	—	(120,195)
Cash flows provided by financing activities:
Repayments of long-term debt	(70,000)	—	—	(70,000)
Proceeds from long-term debt	70,000	—	—	70,000
Deferred financing costs	(155)	—	—	(155)
Exercise of stock options and warrants	682	—	—	682

Net cash provided by financing activities	527	—	—	527

Net decrease in cash and cash equivalents	(245)	—	—	(245)
Cash and cash equivalents at beginning of period	8,864	—	—	8,864

Cash and cash equivalents at end of period	$8,619	$—	$—	$8,619

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview and Outlook – Results of Operations

Three Months Ended June 30, 2009

Our operating results for the three months ended June 30, 2009 reflect significantly lower average selling prices for our oil and natural gas.

Our revenue for the three months ended June 30, 2009, was significantly lower than revenue for the three months ended June 30, 2008, due primarily to the impact of oil and natural gas selling price declines. Our slight increase in total production for the 2009 quarter as compared to the 2008 comparative quarter was primarily due to new deepwater production, which averaged 1,680 Boe per day in the three months ended June 30, 2009, and higher production from our western properties, offsetting natural reservoir declines in our core eastern and central properties.

Our net loss for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 was due primarily to the significant decline in average selling prices for our oil and natural gas.

        Our exploration expenditures and dry hole costs declined in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008 due primarily to reduced spending on drilling activities. Our general and administrative expenses decreased in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily as a result of a decrease in personnel and consulting costs, offset, in part, by an increase in insurance costs. Our interest expense declined in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily because we discontinued recording interest expense related to our Senior Unsecured Notes and our 8.75% Senior Notes due 2010 as of May 1, 2009, the date on which we filed the Chapter 11 Cases. Our loss on derivative instruments for the three months ended June 30, 2009 was significantly reduced as compared to the loss reported for the three months ended June 30, 2008. The loss on derivative instruments reported in the three months ended June 30, 2008 resulted primarily from the impact of a steep increase in oil and natural gas selling prices during the 2008 period.

Our effective tax rate on the tax benefit related to our net loss for the three months ended June 30, 2009 was zero because we provided a valuation allowance against the net deferred tax assets generated during the three months ended June 30, 2009.

Cash and cash equivalents were approximately $23.6 million as of June 30, 2009 as compared to approximately $2.0 million as of December 31, 2008.

As of June 30, 2009, our outstanding balance under our Credit Agreement was $83.0 million and our total debt was $537.5 million, compared to $497.5 million of total debt at December 31, 2008, which included $43.0 million of borrowings under our Credit Agreement. As previously disclosed, the borrowing base under our Credit Agreement was reduced to $45 million, resulting in a borrowing base deficiency of $38 million. We are not able to make future borrowings under our Credit Agreement. As noted above, we are currently in negotiations with potential lenders to structure the Exit Facility.

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

Six Months Ended June 30, 2009

Our operating results for the six months ended June 30, 2009 reflect significantly lower average selling prices for our oil and natural gas.

Our revenue for the six months ended June 30, 2009, was significantly lower than revenue for the six months ended June 30, 2008, due primarily to the impact of oil and natural gas selling price declines. Our slight decline in total production for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, was primarily the result of natural reservoir declines on our core eastern and central properties, offset, in part, primarily by new deepwater production and higher production from our western properties.

Our net loss for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008 was due primarily to the significant decline in average selling prices for our oil and natural gas.

Our exploration expenditures and dry hole costs declined in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008 due primarily to reduced spending on drilling activities. Our general and administrative expenses decreased in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily as a result of a decrease in personnel and consulting costs, offset, in part, by an increase in insurance costs. Our interest expense declined in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily because we discontinued recording interest expense related to our Senior Unsecured Notes and our 8.75% Senior Notes due 2010 as of May 1, 2009, the date on which we filed the Chapter 11 Cases. Our gain on derivative instruments for the six months ended June 30, 2009 was due to the settlement of our derivative instruments during the six months ended June 30, 2009 as compared to the loss reported for the six months ended June 30, 2008. The loss on derivative instruments reported in the six months ended June 30, 2008 resulted primarily from the impact of a steep increase in oil and natural gas selling prices during the 2008 period.

Our effective tax rate on the tax benefit related to our net loss for the six months ended June 30, 2009 was zero because we provided a valuation allowance against the net deferred tax assets generated during the six months ended June 30, 2009.

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

Results of Operations

The following table presents information about our oil and natural gas operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net production (per day):
Oil (Bbls)	5,167	6,370	5,195	6,401
Natural gas (Mcf)	64,679	56,516	62,047	56,359
Total barrels of oil equivalent	15,947	15,789	15,536	15,794
Average sales prices, excluding impact of derivatives:
Oil (per Bbl)	$51.31	$116.52	$44.07	$104.82
Natural gas (per Mcf)	3.69	11.30	4.19	9.84
Total (per Boe)	31.60	87.45	31.48	77.61
Oil and natural gas revenues (in thousands):
Oil	$24,124	$67,543	$41,440	$122,117
Natural gas	21,737	58,099	47,071	100,980

Total	45,861	125,642	88,511	223,097
Impact of derivatives instruments (1):
Oil (per Bbl)
Unrealized	$—	$42.16	$—	$22.02
Realized	5.11	17.93	2.71	13.41

Total	5.11	60.09	2.71	35.43
Natural gas (per Mcf)
Unrealized	$—	$0.29	$—	$0.33
Realized	(0.57)	0.03	0.02	0.02

Total	(0.57)	0.32	0.02	0.35
Average costs (per Boe):
Lease operating expense (Loe)	$8.70	$10.20	$9.31	$10.04
Depreciation, depletion and amortization (DD&A)	23.47	23.14	23.54	21.59
Accretion expense	1.27	0.76	1.31	0.75
Taxes, other than on earnings	0.95	2.31	0.99	1.98
General and administrative (G&A)	6.90	9.39	7.73	7.95
Decrease in oil and natural gas revenues between periods presented due to:
Changes in prices of oil	$(37,802)		$(70,775)
Changes in production volumes of oil	(5,617)		(9,902)

Total decrease in oil sales	(43,419)		(80,677)
Changes in prices of natural gas	$(39,100)		$(57,989)
Changes in production volumes of natural gas	2,738		4,080

Total decrease in natural gas sales	(36,362)		(53,909)

(1)	See Other Income and Expense section for further discussion of the impact of derivative instruments.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues and Net Income (Loss)

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Oil and natural gas revenues	$45,861	$125,642	$(79,781)	(64)%
Net income (loss)	(33,661)	3,996	(37,657)	NM

NM – Not Meaningful

Our oil and natural gas revenues declined primarily as a result of the 64% decline in average selling prices per Boe for our oil and natural gas in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Production increased by 1% in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, due primarily to new deepwater production, which averaged 1,680 Boe per day in the three months ended June 30, 2009, and higher production from our western properties, which offset natural reservoir declines in our core eastern and central properties. In addition to these factors, the change in net income (loss) in the three months ended June 30, 2009 as compared to the three months ended June 30 2008 was primarily attributable to:

•	higher DD&A in 2009 primarily reflecting the higher per Boe DD&A rates on new production in the deepwater and western properties; offset, in part, by

•	lower G&A expenses and Loe in 2009 as addressed below;

•	lower exploration expenditures and dry hole costs reflecting a significant decline in drilling activity in 2009; and

•	lower losses on derivative instruments in 2009.

As more fully addressed in Notes 1 and 3 of the condensed consolidated financial statements in Item 1, Part I of this Quarterly Report, amounts reported in subsequent financial statements may change materially due to the reorganization, which is subject to the closing of the Exit Facility, among other things. We expect our reorganization and “fresh-start” accounting adjustments will include conversion of the principal and accrued interest on the Senior Unsecured Notes and the 8.75% Senior Notes due 2010 into new common stock. We discontinued accruing interest on the Senior Unsecured Notes and our 8.75% Senior Notes due 2010 as of May 1, 2009, the date we filed the Chapter 11 Cases. Additionally, along with all of our assets and liabilities, our property and equipment assets and our asset retirement obligations will be reported at fair market values. As a result, our interest expense, accretion of liability for asset retirement obligations and our depreciation, depletion and amortization may be significantly different in periods after the effective date of the reorganization.

Our reported operating expenses for the three months ended June 30, 2009, and most notably our G&A expenses, were materially impacted by the presentation of the reorganization items separately from operating income. Our reorganization items are disclosed in Note 4 of the condensed consolidated financial statements in Item 1, Part I of this Quarterly Report.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Loe	$12,618	$14,662	$(2,044)	(14)%
Exploration expenditures and dry hole costs	746	3,462	(2,716)	(78)%
Impairments of properties	1,467	1,809	(342)	(19)%
DD&A, including accretion expense	35,897	34,331	1,566	5%
G&A	10,010	13,485	(3,475)	(26)%
Taxes, other than on earnings	1,376	3,315	(1,939)	(58)%
Other	511	322	189	59%

Loe decreased in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to fewer workovers in 2009, and ongoing efforts to reduce Loe costs during 2009.

Exploration expenditures and dry hole costs decreased in the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, reflecting a significant decline in drilling activity in 2009. The expense in the three months ended

June 30, 2009 is comprised of $0.7 million of seismic expenditures and delay rentals. The expense in the three months ended June 30, 2008 is comprised of $0.3 million of dry hole costs and $3.2 million of seismic expenditures and delay rentals.

DD&A, including accretion of liability for asset retirement obligations, increased in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily reflecting the higher per Boe DD&A rates on new production in the deepwater and western properties.

G&A expense, which includes cash and non-cash stock based compensation of $0.8 million and $1.3 million in the three months ended June 30, 2009 and 2008, respectively, decreased in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of a decrease in personnel and consulting costs, offset, in part, by an increase in insurance costs.

Taxes, other than on earnings, decreased in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, due primarily to lower average sales prices for oil (which is taxed based on value).

Other Income and Expense

Interest expense decreased in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily because we discontinued accruing interest on the Senior Unsecured Notes and our 8.75% Senior Notes due 2010 as of May 1, 2009, the date we filed the Chapter 11 Cases.

Included in Other income (expense) in the three months ended June 30, 2009 is a loss of $0.9 million on derivative instruments settled during the quarter. Included in Other income (expense) in the three months ended June 30, 2008 is an unrealized loss of $25.9 million representing the change in fair market value of derivative instruments to be settled in the future and a loss of $10.6 million in derivative instruments settled during the quarter for a total loss of $36.5 million, primarily from the impact of a steep increase in oil and natural gas selling prices during the 2008 period.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues and Net Income

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Oil and natural gas revenues	$88,511	$223,097	$(134,586)	(60)%
Net income (loss)	(65,532)	6,311	(71,843)	NM

NM – Not Meaningful

Our oil and natural gas revenues declined primarily as a result of the 59% decline in average selling price per Boe for our oil and natural gas in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008. Production decreased by 2% in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, due primarily to natural reservoir declines in our core eastern and central properties offset, in part, by new deepwater production, which averaged 1,733 Boe per day in the six months ended June 30, 2009, and higher production from our western properties. In addition to these factors, the change in net income (loss) in the six months ended June 30, 2009 as compared to the six months ended June 30 2008 was primarily attributable to:

•	higher DD&A in 2009 primarily reflecting the higher per Boe DD&A rates on new production in the deepwater and western properties;

•	higher impairments in 2009 primarily reflecting commodity price declines and reservoir performance in two producing fields; offset, in part, by

•	lower exploration expenditures and dry hole costs reflecting a significant decline in drilling activity in 2009;

•	gains on derivative instruments in the six months ended June 30, 2009 reflecting the impact of a decline in oil and natural gas selling prices in 2009; and

•	lower G&A expenses and Loe in 2009 as addressed below.

Operating Expenses

Our operating expenses primarily consist of the following:

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands)
Loe	$26,168	$28,876	$(2,708)	(9)%
Exploration expenditures and dry hole costs	1,318	26,745	(25,427)	(95)%
Impairments of properties	6,580	1,735	4,845	NM
DD&A, including accretion expense	69,871	64,197	5,674	9%
G&A	21,726	22,852	(1,126)	(5)%
Taxes, other than on earnings	2,775	5,694	(2,919)	(51)%
Other	991	1,824	(833)	(46)%

NM – Not Meaningful

Loe decreased in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily due to fewer workovers in 2009, and ongoing efforts to reduce Loe costs during 2009.

Exploration expenditures and dry hole costs decreased in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, reflecting a significant decline in drilling activity in 2009. The expense in the six months ended June 30, 2009 is comprised of $1.3 million of seismic expenditures and delay rentals. The expense in the six months ended June 30, 2008 is comprised of $22.0 million of dry hole costs and $4.7 million of seismic expenditures and delay rentals.

Impairment expense for the six months ended June 30, 2009, was primarily related to two producing fields which were determined to have future net cash flows less than their carrying values due primarily to commodity price declines and reservoir performance resulting in the write down of these properties to their estimated fair values as of March 31, 2009.

DD&A, including accretion of liability for asset retirement obligation, increased in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily reflecting the higher per Boe DD&A rates on new production in the deepwater and western properties.

G&A expenses, which includes cash and non-cash stock based compensation of $2.0 million and $4.6 million in the six months ended June 30, 2009 and 2008, respectively, decreased in the six months ended June 30, 2009 from the six months ended June 30, 2008, primarily as a result of a decrease in personnel and consulting costs, offset, in part, by an increase in insurance costs.

Taxes, other than on earnings, decreased in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, due primarily to lower average sales prices for oil (which is taxed based on value).

See “- Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 - Revenues and Net Income (Loss)” for a discussion of the impact of the reorganization and the application of SOP 90-7 on our operating loss for the six months ended June 30, 2009.

Other Income and Expense

Interest expense decreased in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily because we discontinued accruing interest on the Senior Unsecured Notes and our 8.75% Senior Notes due 2010 as of May 1, 2009, the date we filed the Chapter 11 Cases.

Included in Other income (expense) in the six months ended June 30, 2009 is a gain of $2.7 million on derivative instruments settled during the period primarily from the impact of a decline in oil and natural gas selling prices during 2009. Included in Other income (expense) in our six months ended June 30, 2008 is an unrealized loss of $29.0 million due to the change in fair market value of derivative instruments to be settled in the future and a loss of $15.8 million in derivative instruments settled during the six months for a total loss of $44.8 million primarily from the impact of a steep increase in oil and natural gas selling prices during the 2008 period.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash flows for the three months ended June 30, 2009 and 2008 (in thousands):

	2009	2008	Change
Cash flows provided by operating activities	$9,160	$119,423	$(110,263)
Cash flows used in investing activities	(27,574)	(120,195)	92,621
Cash flows provided by financing activities	40,000	527	39,473

Analysis of Cash Flows – Six Months Ended June 30, 2009

The decrease in our 2009 cash flows from operations primarily reflects the impact of the precipitous decline in oil and natural gas sales prices realized during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Net cash used in investing activities declined in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 as a result of curtailed capital expenditures in response to declining oil and natural gas sales prices, contraction in the credit markets and reduced liquidity.

Net cash provided by financing activities increased during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, reflecting increased net utilization of our credit facility to fund working capital shortfalls caused by the decline in production and the precipitous decline in oil and natural gas sales prices in 2009.

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

At June 30, 2009, our unrestricted cash on hand was $23.6 million and we had $537.5 million in indebtedness currently due as a result of the defaults described above.

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

We have experienced and expect to again experience substantial working capital deficits. We had a working capital deficit at June 30, 2009 of $96.1 million, including the impact of our secured bank credit facility of $83.0 million which is classified as a current liability at June 30, 2009. Excluding the impact of our debt, our working capital deficit was $13.1 million at June 30, 2009. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which are capitalized as noncurrent assets pending determination of the project’s success.

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 10 of the condensed consolidated financial statements in Item 1, Part I of this Quarterly Report.

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

These statements are based on current expectations and projections about future events and involve known and unknown risks, uncertainties, and other factors that may cause actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties. Our actual decisions, performance and results may differ materially. Important trends or factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in the section “Risk Factors” in Part 1, Item 1A and elsewhere in our 2008 Annual Report, elsewhere in this Quarterly Report, in our reports and registration statements filed from time to time with the SEC, and other announcements we make from time to time.

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

Interest Rate Risk

        We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest rate paid on borrowings under our bank credit facility and $150 million aggregate principal amount of senior floating rate notes due 2013. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2009, $233 million of our indebtedness had variable interest rates while the remaining $304.5 million had fixed interest rates. If the market interest rates had averaged 1% higher in the second quarter of 2009, interest rates for the period on variable rate debt outstanding during the period would have increased, and net loss before income taxes would have increased, by approximately $0.6 million based on total variable debt outstanding during the period. If market interest rates had averaged 1% lower in the second quarter of 2009, interest expense for the period on variable rate debt would have decreased, and net loss before income taxes would have decreased, by approximately $0.6 million.

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

Historically, we have used derivative commodity instruments to manage commodity price risks associated with future oil and natural gas production. However, as a result of our liquidity challenges that led to the Chapter 11 Cases, we settled all of our outstanding derivative contracts during March and May of 2009. We expect to enter into new derivative contracts under the anticipated terms of the Exit Facility.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because of the material weaknesses discussed below.

As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at December 31, 2008 continued to exist at June 30, 2009 :

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For information regarding legal proceedings, see the information in Note 11, “Commitments and Contingencies” in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Exhibit Number	Description
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