Form 10-Q
period 2009-09-30
ENERGY PARTNERS LTD
filed 2009-11-09
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2009, there were 40,017,604 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	SUCCESOR COMPANY September 30, 2009	PREDECESSOR COMPANY December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$43,935	$1,991
Trade accounts receivable	24,457	29,264
Receivables from insurance	4,036	4,230
Fair value of commodity derivative instruments	2,379	5,415
Prepaid expenses	4,445	4,522

Total current assets	79,252	45,422
Property and equipment	619,274	1,646,805
Less accumulated depreciation, depletion and amortization	—	(958,438)

Net property and equipment	619,274	688,367
Restricted cash	22,148	21,271
Other assets	4,575	3,350
Deferred financing costs	2,988	8,356

	$728,237	$766,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,167	$39,517
Accrued expenses	37,373	54,467
Accrued interest on indebtedness	431	9,506
Asset retirement obligations	9,308	18,181
Secured bank credit facility term loan	25,000	—
Secured bank credit facility	—	43,000
Senior unsecured debt	—	454,501
Other current liabilities	—	1,608

Total current liabilities	89,279	620,780
Asset retirement obligations	57,892	87,506
Fair value of commodity derivative instruments	—	55
Secured bank credit facility revolver	25,000	—
Senior subordinated secured notes, net of original issue discount of $6.1 million	55,001	—
Other	191	1,306
Commitments and contingencies (Note 13)

	227,363	709,647
Stockholders’ equity:
Preferred stock: Successor Company - $0.001 par value per share; Authorized 1,000,000 shares; no shares issued and outstanding at September 30, 2009. Predecessor Company - $1 par value per share; Authorized 1,700,000 shares; no shares issued and outstanding at December 31, 2008	—	—
Common stock: Successor Company - $0.001 par value per share; Authorized 75,000,000 shares; 40,017,604 issued and outstanding at September 30, 2009. Predecessor Company - $0.01 par value per share; Authorized 100,000,000 shares; 44,323,293 shares issued at December 31, 2008; 32,083,307 outstanding, net of treasury shares, at December 31, 2008	40	444
Additional paid-in capital	500,834	382,232
Accumulated deficit	—	(67,201)
Treasury stock: Predecessor Company, at cost, 12,239,986 shares at December 31, 2008	—	(258,356)

Total stockholders’ equity	500,874	57,119

	$728,237	$766,766

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)	PREDECESSOR COMPANY Three Months Ended September 30,		PREDECESSOR COMPANY Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Oil and natural gas	$46,072	$94,626	$134,583	$317,723
Other	37	46	302	133

	46,109	94,672	134,885	317,856
Costs and expenses:
Lease operating	12,848	16,004	39,016	44,880
Transportation	270	379	699	1,045
Exploration expenditures and dry hole costs	332	2,605	1,650	29,352
Impairments	1,502	110	8,082	1,843
Depreciation, depletion and amortization	29,750	22,731	95,944	84,785
Accretion of liability for asset retirement obligations	1,859	1,111	5,536	3,254
General and administrative	5,047	12,052	26,773	34,904
Taxes, other than on earnings	3,212	3,034	5,987	8,728
(Gain) loss on sale of assets	—	(283)	—	(6,877)
Loss on abandonment activities	3,159	—	3,732	1,162
Other	(15)	(5)	(26)	(9)

Total costs and expenses	57,964	57,738	187,393	203,067
Business interruption recovery	—	—	1,185	—

Income (loss) from operations	(11,855)	36,934	(51,323)	114,789
Other income (expense):
Interest income	—	284	47	651
Interest expense (contractual interest of $11,335 and $34,076 for the three and nine months ended September 30, 2009, respectively)	(1,576)	(11,124)	(17,813)	(34,475)
Gain (loss) on derivative instruments	—	27,944	2,728	(16,865)

	(1,576)	17,104	(15,038)	(50,689)
Income (loss) before reorganization items, loss on discharge of debt, fresh start adjustments and income taxes	(13,431)	54,038	(66,361)	64,100

Reorganization items (Note 3)	(11,596)	—	(24,198)	—
Loss on discharge of debt (Note 2)	(2,666)	—	(2,666)	—
Fresh start adjustments (Note 2)	57,111	—	57,111	—

Income (loss) before income taxes	29,418	54,038	(36,114)	64,100
Income tax expense	—	(19,593)	—	(23,344)

Net income (loss)	29,418	34,445	(36,114)	40,756

Basic earnings (loss) per share	$0.91	$1.07	$(1.12)	$1.28
Diluted earnings (loss) per share	$0.91	$1.07	$(1.12)	$1.27
Weighted average common shares used in computing earnings per share:
Basic	32,287	32,057	32,200	31,927
Incremental common shares
Stock options	—	—	—	—
Restricted share units	—	60	—	41
Performance shares	—	—	—	7

Diluted	32,287	32,117	32,200	31,975

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	PREDECESSOR COMPANY Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(36,114)	$40,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	95,944	84,785
Accretion of liability for asset retirement obligations	5,536	3,254
Loss on discharge of debt	2,666	—
Fresh start adjustments	(57,111)	—
Unrealized gain on derivative contracts	—	(780)
Non cash compensation	3,422	4,076
Deferred income taxes	—	22,687
Gain on sale of oil and gas assets	—	(6,879)
Exploration expenditures	126	22,652
Impairments	8,082	1,843
Amortization of deferred financing costs	8,356	1,270
Loss on abandonment activities	3,732	1,162
Other	270	226
Changes in operating assets and liabilities:
Trade accounts receivable	5,001	31,368
Prepaid expenses	677	1,436
Other assets	(641)	(1,616)
Accounts payable and accrued expenses	(2,414)	4,054
Asset retirement obligations	(22,374)	(10,283)
Other liabilities	(792)	(96)

Net cash provided by operating activities	14,366	199,915

Cash flows used in investing activities:
Property acquisitions	(139)	(20,373)
Exploration and development expenditures	(29,615)	(158,378)
Proceeds from sale of oil and gas assets	150	15,576
Other property and equipment additions	(147)	(600)

Net cash used in investing activities	(29,751)	(163,775)

Cash flows provided by (used in) financing activities:
Deferred financing costs	(798)	(155)
Repayments of indebtedness	(55,001)	(110,000)
Proceeds from indebtedness	113,128	80,000
Exercise of stock options and warrants	—	752

Net cash provided by (used in) financing activities	57,329	(29,403)

Net increase in cash and cash equivalents	41,944	6,737
Cash and cash equivalents at beginning of period	1,991	8,864

Cash and cash equivalents at end of period	$43,935	$15,601

SUPPLEMENTAL NON-CASH FINANCING INFORMATION:
Discharge of Senior Unsecured Notes, including accrued interest of $18,663	$473,164
Issuance of equity in Successor Company	500,874
Debt incurred to repay secured bank credit facility, including accrued interest of $1,085	29,084
Debt incurred to pay deferred financing costs and surety bond premium	2,790

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2009

(In thousands)

	Treasury Stock Shares	Treasury Stock	Old Common Stock Shares	Old Common Stock	New Common Stock Shares	New Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total
Balance, December 31, 2008—Predecessor Company	12,240	$(258,356)	44,323	$444	—	$—	$382,232	$—	$(67,201)	$57,119
Stock purchase, compensation and incentive plans, net	—	—	297	2	—	—	3,420	—	—	3,422
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(36,114)	(36,114)

Comprehensive loss										(36,114)

Other	—	—	54	1		—	616	—	—	617
Reorganization Adjustments	(12,240)	258,356	(44,674)	(447)	40,000	40	114,566	—	103,315	475,830
Stock issued to Directors pursuant to 2009 LTIP	—	—	—	—	18	—	—	—	—
Balance, September 30, 2009— Successor Company	—	$—	—	$—	40,018	$40	$500,834	$—	$—	$500,874

See accompanying notes to consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

Energy Partners, Ltd. (referred to herein as “we,” “our,” “us,” or the “Company”) was incorporated as a Delaware corporation on January 29, 1998. We operate as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the shallow to moderate depth waters in the Gulf of Mexico focusing on the areas of offshore Louisiana as well as the deepwater Gulf of Mexico in depths less than 5,000 feet. On May 1, 2009 (the “Petition Date”), we and certain of our subsidiaries (the “Debtors”) filed voluntary petitions (In re: Energy Partners, Ltd., et. al., Case No. 09-32957) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”).

We continued to manage our properties and operate our business as “debtors-in-possession” while under the jurisdiction of the Bankruptcy Court. On September 21, 2009, we emerged from bankruptcy (the “Exit Date”) pursuant to the plan of reorganization confirmed by the Bankruptcy Court (the “Plan”). On the Exit Date, we consummated certain transactions contemplated by the Plan and entered into our new $70 million secured credit facility (the “Credit Facility”). We also issued 20% Senior Subordinated Secured PIK Notes due 2014 in an aggregate principal amount of $61.1million (the “PIK Notes”). We received $55.0 million of net proceeds from the issuance of the PIK Notes. As of September 28, 2009, we had satisfied the hedging requirements under the Credit Facility and had delivered to the Minerals Management Service (the “MMS”) the financial support related to abandonment obligations on certain federal leases in the Gulf of Mexico. The Chapter 11 filings and related matters are addressed in Note 2, “Reorganization.” Additional information regarding the Chapter 11 Cases is available in our Annual Report on Form 10-K for the year ended December 31, 2008 filed August 5, 2009 (“2008 Annual Report”) and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and March 31, 2009, each filed on September 9, 2009.

We applied the accounting under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations,” (originally issued as the American Institute of Certified Public Accountant’s Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”) as of September 30, 2009. Therefore, our balance sheet as of September 30, 2009, which is referred to as that of the “Successor Company”, includes adjustments resulting from the reorganization and application of ASC 852 and is not comparable to the balance sheet as of December 31, 2008, which is referred to as that of “Predecessor Company”. References to the Successor Company in the unaudited condensed consolidated financial statements and the notes thereto refer to the Company after giving effect to the reorganization and application of ASC 852. References to the Predecessor Company refer to the Company prior to the reorganization and application of ASC 852.

In addition, under ASC 852, we must, among other things, (1) identify transactions that are directly associated with the reorganization from those events that occur during the normal course of business and (2) identify pre-petition liabilities subject to compromise from those that are not subject to compromise or are post petition liabilities. In accordance with the Plan, only the Predecessor Company’s 9.75% Senior Unsecured Notes due 2014 (the “Fixed Rate Notes”), its Senior Floating Rate Notes due 2013 (the “Floating Rate Notes” and together with the Fixed Rate Notes, the “Senior Unsecured Notes”) and its 8.75% Senior Notes due 2010 (collectively with the Senior Unsecured Notes, the “Predecessor Company Notes”) and the related accrued interest were discharged in the reorganization. As a result, we discontinued accruing interest on the Predecessor Company Notes as of the Petition Date.

The financial information as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 has not been audited. However, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations for the periods presented have been included therein. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet of the Predecessor Company at December 31, 2008 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in the current period. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the 2008 Annual Report. The results of operations and cash flows of the Predecessor Company presented are not necessarily indicative of the results of operations which might be expected for the entire year and will not be comparable to the financial information presented for the Successor Company.

(2) REORGANIZATION

In connection with our emergence from bankruptcy, we converted the Predecessor Company Notes and outstanding Predecessor Company common stock into shares of our new common stock as of the Exit Date. In accordance with the terms of the Plan, the Predecessor Company Notes and related indentures, as well as the Predecessor Company’s outstanding common shares, were cancelled. Each holder of these notes received, in exchange for their respective claim (including principal and accrued interest), their pro rata portion of approximately 95% of the common stock in the Successor Company. Each holder of the Predecessor Company’s common stock received, in full satisfaction of and in exchange for their respective common stock interests, their pro rata portion of approximately 5% of the common stock in the Successor Company. The shares of treasury stock held by the Company were not allocated any portion of the newly issued common stock. In each case, the common stock of the Successor Company issued pursuant to the Plan is subject to dilution by the issuance of shares of common stock issuable under the Successor Company’s 2009 Long-Term Incentive Plan. See Note 11, “Stock-Based Compensation” for information regarding the 2009 Long-Term Incentive Plan.

The Successor Company’s equity capitalization as of September 30, 2009, consists of (i) 38 million shares of common stock issued to holders of the Predecessor Company Notes and (ii) approximately 2 million shares of common stock issued to holders of equity interests in the Predecessor Company. We have reserved up to 1,237,000 shares of common stock for the issuance of restricted shares and option shares under the 2009 Long-Term Incentive Plan.

The Credit Facility currently has a borrowing base of $70 million and consists of a $25 million term loan and a three-year revolving credit agreement with $45 million available at closing, of which $25 million was drawn as of September 30, 2009. We also received net proceeds of $55.0 million upon emergence from bankruptcy from the issuance of the PIK Notes. The proceeds from the Credit Facility and the PIK Notes were used to repay $83 million outstanding under the Predecessor Company’s bank credit facility and to provide working capital for the Successor Company. See Note 8, “Indebtedness” for additional information about our indebtedness.

As of September 24, 2009, we had satisfied our obligations to the MMS, which were due shortly following our emergence from bankruptcy. As a result, the March 23, 2009 MMS order which resulted in the shut-in of the federal portion of our East Bay field has been rescinded and we restored the related production on September 23, 2009.

Upon our emergence from bankruptcy, several new board members were appointed pursuant to the Plan. Our board of directors appointed a new chief executive officer.

On September 23, 2009, the newly issued common stock of the Successor Company commenced trading on the New York Stock Exchange under the symbol EPL.

We reflected the reorganization and application of ASC 852 as of September 30, 2009. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Successor Company to its assets and liabilities in relation to their fair values. Based on financial projections that we and our advisors developed, the allocation of the reorganization value was determined using various valuation methods, including (i) comparable company analysis, which estimates the value of the Company based on the implied valuations of other similar companies; (ii) comparable asset transaction analysis, which estimates the value of a company based upon publicly announced transactions of assets with similar characteristics; (iii) comparable merger transaction analysis, which, much like comparable asset transaction analysis, estimates the value of a company based upon publicly announced transactions with similar characteristics, except that merger analysis analyzes public to public merger transactions rather than solely asset transactions; and (iv) discounted cash flow analysis, which estimates the value of the Company by determining the present value of estimated future cash flows. The reorganization value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties and contingencies which are beyond our control. The fair value allocated to our property and equipment should not be viewed as representative of the current value of our oil and natural gas reserves or the current value of the Company. The reorganization value of the Company was estimated to be approximately $603 million.

In order to reflect the reorganization and application of ASC 852, we adjusted the book values of the Predecessor Company’s assets and liabilities to reflect the estimated fair values of the Successor Company’s assets and liabilities, on a net basis. These adjustments increased net income by $57.1million. The restructuring of the Company’s capital and resulting discharge of the Predecessor Company Notes and related accrued interest resulted in a loss of $2.7 million. The adjustments for the revaluation of the assets and liabilities and the loss on the discharge of pre-petition debt are recorded in “Fresh-start adjustments” and “Loss on discharge of debt,” respectively, in the condensed consolidated statement of operations.

The following table reflects the reorganization and application of ASC 852 on our condensed consolidated balance sheet as of September 30, 2009:

(In thousands)	Predecessor Company as of September 30, 2009	Reorganization Adjustments (1)	Fresh Start Adjustments (2)	Successor Company as of September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$43,935	$—	$—	$43,935
Trade accounts receivable	24,457	—	—	24,457
Receivables from insurance	4,036	—	—	4,036
Fair value of commodity derivative instruments	—	2,379	—	2,379
Prepaid expenses	4,445	—	—	4,445

Total current assets	76,873	2,379	—	79,252
Property and equipment	1,645,651	—	(1,026,377)	619,274
Less accumulated depreciation, depletion and amortization	(1,057,701)	—	1,057,701	—

Net property and equipment	587,950	—	31,324	619,274
Restricted cash	22,148	—	—	22,148
Other assets	1,712	2,863	—	4,575
Deferred financing costs	—	2,988	—	2,988

	$688,683	$8,230	$31,324	$728,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,487	$(6,320)	$—	$17,167
Accrued expenses	43,739	(6,366)	—	37,373
Accrued interest on indebtedness	1,516	(1,085)	—	431
Asset retirement obligations	9,308	—	—	9,308
Secured bank credit facility	83,000	(83,000)	—	—
Secured bank credit facility term loan	—	25,000	—	25,000

Total current liabilities	161,050	(71,771)	—	89,279
Liabilities subject to compromise:
Senior unsecured debt	454,501	(454,501)	—	—
Accrued interest on senior unsecured debt	18,663	(18,663)	—	—
Long-term debt	—	80,001	—	80,001
Asset retirement obligations	83,679	—	(25,787)	57,892
Other liabilities	191	—	—	191

	718,084	(464,934)	(25,787)	227,363
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	447	(407)	—	40
Additional paid-in capital	386,268	114,566	—	500,834
Retained earnings (accumulated deficit)	(157,760)	100,649	57,111	—
Treasury stock	(258,356)	258,356	—	—

Total stockholders’ equity	(29,401)	473,164	57,111	500,874

	$688,683	$8,230	$31,324	$728,237

(1)	To record the discharge of liabilities subject to compromise, the conversion of the Predecessor Company’s common stock into new common stock of the Successor Company and to reduce the Predecessor Company’s retained earnings (accumulated deficit) to zero. This column also reflects the following:

•	payment of pre-petition vendor claims totaling $6.3 million;

•	premiums of $5.2 million associated with hedging requirements under the Credit Facility;

•	payment of Predecessor Company secured bank credit facility and related accrued interest;

•	payments totaling approximately $9.4 million for financing costs and certain reorganization items; and

•	loss on discharge of debt of $2.7 million reflected in retained earnings (accumulated deficit).

(2)	To adjust assets and liabilities to fair values.

The fair value assigned to our proved oil and natural gas properties as of September 30, 2009 was estimated by adjusting the pre-tax future cash flows from our proved reserves as set forth in our reserve reports prepared by our independent reservoir engineers as of December 31, 2008, to reflect the production for the period from December 31, 2008 through the September 30, 2009 and to reflect other revisions of reserve quantities identified during 2009, which revisions were not significant. We used the NYMEX forward price curve of oil and natural gas as of September 30, 2009, to estimate the future selling price of our reserves, which we escalated at a 2.5% inflation rate for periods beyond the limits of the NYMEX forward price curve. The weighted average prices of oil and natural gas reflected in our estimate of the fair value of proved reserves were $83.88 per barrel of oil and $6.98 per mcf of natural gas. Proved reserve volumes were risk-adjusted by reference to the Society of Petroleum Engineers 28th Annual Survey of Economic Parameters (June 2009)(“SPEE Survey”) based on the reserve category as follows: (i) proved developed producing – 100%; (ii) proved non-producing – 80%; (iii) proved behind pipe – 80%; (iv) proved undeveloped – 65%. Estimated income taxes were deducted from future cash flows at a rate of 8.6%, which reflects the estimated rate of payment of cash taxes with reference to comparable companies. Net estimated future cash flows after estimated operating costs were discounted at 14.4% per year by reference to the SPEE Survey.

Our asset retirement obligations changed as a result of the application of ASC 852, because the discount rate and inflation rate applied to the estimated future abandonment costs in order to determine the fair value as of September 30, 2009, differed from the discount rates and inflation rates used to establish asset retirement obligations in prior periods under ASC Topic 410, “Asset Retirement and Environmental Obligations” (originally issued as Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”).

(3) REORGANIZATION ITEMS

Under ASC 852, certain costs and income items resulting from the reorganization and restructuring of the business are reported separately as reorganization items classified as non-operating expenses. Our reorganization items were as follows:

(In thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Amortization of deferred financing costs	$323	$6,838
Professional fees	9,804	14,462
Directors and officers insurance premium	—	1,573
Provision for rejected/renegotiated contracts	—	1,300
Employee agreements	1,469	25

Total reorganization items	$11,596	$24,198

Deferred financing costs as of the Petition Date associated with the Predecessor Company Notes were written off in accordance with the provisions of ASC 852. We also wrote off the remaining balance of deferred financing costs associated with the Predecessor Company’s bank credit facility which was repaid in connection with our emergence from bankruptcy.

Since we retained advisors to assist in our reorganization under Chapter 11, we have incurred significant costs associated with the restructuring. Professional fees primarily relate to fees paid to our financial and legal advisors, the advisors to our creditors that we are obligated to pay under certain agreements and the advisors to the official committees appointed during our Chapter 11 proceedings. During the nine months ended September 30, 2009, we have made cash payments for these professional fees, including retainers, totaling approximately $9.0 million which are included in our cash flows from operating activities for the period. In addition to monthly fees, we accrued a success fee of $3.4 million that we are obligated to pay to our financial advisor under our agreement with that firm. This fee is included in professional fees in the table above.

Prior to the filing of the Chapter 11 cases, we purchased a six year extension to our directors and officers insurance coverage (commonly referred to as a “tail policy”). The premium amount of $1.6 million was recorded and paid in cash in the quarter ending June 30, 2009.

During September, 2009, we renegotiated the lease for our corporate office in Louisiana and rejected the lease for our office in Texas and recorded $1.3 million in associated costs, $0.9 million of which was paid subsequent to September 30, 2009.

In June 2009, we executed retention agreements with all of our non-officer, non-field employees, which called for payments of one-half of the retention amounts upon execution of the agreements and the remaining one-half upon exit from bankruptcy. Our field employees also received payments under this program. We also executed agreements with our officers other than two executive officers which called for payments of the entire retention amount upon exit from bankruptcy. We and each of such executive officers terminated our written change of control severance agreement with each of such executives in exchange for the executives receiving an unsecured claim for rejection damages in the Chapter 11 Cases. In connection with these agreements, non-field employees and officers were required to waive and release the Company from any and all potential claims with respect to certain incentive and retention plans and agreements as provided for in the individual retention and termination agreements. During June 2009, we reduced previously established accruals totaling approximately $2.0 million for the various incentive and retention plans and agreements that were waived and released and had also accrued approximately $0.5 million for cash payments made in July 2009. The remaining amounts payable under these agreements upon exit from bankruptcy totaled approximately $1.5 million, which was recorded and paid during the quarter ended September 30, 2009.

(4) EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that could have been outstanding assuming the exercise of stock options and the potential shares associated with restricted share units and performance shares that would have a dilutive effect on earnings per share. Earnings per share amounts presented in this Quarterly Report reflect the weighted average number of shares of the Predecessor Company before giving effect to the reorganization.

(5) ACQUISITIONS AND DIVESTITURES

On March 26 and 27, 2008, respectively, we completed the sale of two Gulf of Mexico properties located in the Western offshore area for $15.0 million after giving effect to preliminary closing adjustments and recorded a gain on the sale of $7.0 million in the nine months ended September 30, 2008.

(6) DERIVATIVE TRANSACTIONS

We enter into derivative transactions to reduce our exposure to fluctuations in the price of oil and natural gas for a portion of our production. Our put contracts limit our exposure to declines in the sales price of oil for a limited amount of our production. Our fixed-price swaps fix the sales price for a limited amount of our production and, for the contracted volumes, eliminate our ability to benefit from increases in the sales price of the production. Derivative instruments are reflected on the balance sheets at their fair values. Since we do not elect to designate derivative instruments as cash flow hedges for accounting purposes, realized and unrealized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense).

In order to comply with the requirements of the Credit Facility, we entered into the following derivative instruments, which were outstanding as of September 30, 2009:

Oil Contracts

Remaining Contract Term	Fixed-Price Swaps			Puts
	Daily Average Volume (Bbls)	Volumes (Bbls)	Average Swap Price ($/Bbl)	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)
October 2009 – November 2009	725	44,250	$64.43	1,952	119,050	$60.00
December 2009	1,403	43,500	$65.17	1,602	49,650	$60.00
January 2010 – July 2010	3,053	647,250	$67.34	502	106,500	$60.00
August 2010 – November 2010	625	76,200	$69.65	1,673	204,150	$60.00
December 2010	1,200	37,200	$70.37	1,302	40,350	$60.00
January 2011 – July 2011	2,261	479,250	$71.13	502	106,500	$60.00
August 2011 – November 2011	502	61,200	$72.18	1,301	158,700	$60.00
December 2011	948	29,400	$72.64	1,302	40,350	$60.00

During the six months ended June 30, 2009, we had agreed to termination of our derivative contracts as requested by our lenders or as required by the terms of our agreements with them. The following table presents information about the components of gain (loss) on derivative instruments:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Derivative contracts:
Unrealized gain (loss) due to change in fair market value	$—	$29,784	$—	$780
Realized gain (loss) on settlement	—	(1,840)	2,728	(17,645)

Total gain (loss) on derivative instruments	$—	$27,944	$2,728	$(16,865)

(7) ASSET RETIREMENT OBLIGATIONS

Changes in our asset retirement obligations were as follows:

(In thousands)	Nine Months Ended September 30, 2009
Balance at December 31, 2008	$105,687
Accretion expense	5,536
Revisions	3,765
Liabilities settled	(22,001)

Balance at September 30, 2009, Predecessor Company	$92,987

Balance at September 30, 2009, Successor Company (Note 2)	$67,200
Less: Amount required to be settled within the next twelve months	(9,308)

Balance at September 30, 2009, noncurrent asset retirement obligations, Successor Company	$57,892

(8) INDEBTEDNESS

Total indebtedness was as follows:

(In thousands)	SUCCESSOR COMPANY September 30, 2009	PREDECESSOR COMPANY December 31, 2008
Term loan component of Credit Facility, interest rate of 6.75% on September 30, 2009 based on base rate plus a floating spread, payable September 21, 2010	$25,000	$—
Revolving credit component of Credit Facility, interest rate of 6.5% on September 30, 2009 based on LIBOR plus a floating spread, payable September 21, 2012	25,000
PIK Notes, face amount of $61.1 million, interest rate of 20%, payable September 21, 2014 (net of $6.1 million of unamortized original issue discount)	55,001
Fixed Rate Notes, interest rate of 9.75%, payable May 15, 2014	—	300,000
Floating Rate Notes, with weighted average interest of 6.26% on April 30, 2009 (the day before the filing of the Chapter 11 Cases), payable April 15, 2013	—	150,000
Senior Notes, annual interest of 8.75%, payable August 1, 2010	—	4,501
Credit Agreement, interest rate based on LIBOR borrowing rates plus a floating spread payable April 23, 2011, with weighted average interest on September 30, 2009 of 5.75%	—	43,000

Total indebtedness	105,001	497,501
Current portion of indebtedness	25,000	497,501

Noncurrent portion of indebtedness	$80,001	$—

Credit Facility

On September 21, 2009, we entered into the Credit Facility with General Electric Capital Corporation, as administrative agent (the “Agent”) and the lender parties thereto (the “Lenders”). The Credit Facility provides for senior secured borrowings consisting of (a) a one-year, $25 million term loan and (b) a three-year revolving credit facility that may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $125 million, including the $25 million term loan, subject to limitations described below in this paragraph. The maximum amount of letters of credit that may be outstanding at any one time is $20 million and the amount available under the revolving credit facility is limited by the borrowing base. The initial borrowing base at closing was $70 million, including the $25 million term loan. The borrowing base is subject to semi-annual redeterminations based on the proved reserves of the oil and gas properties that serve as collateral for the Credit Facility. We will undergo our first borrowing base redetermination beginning in December 2009. Monthly scheduled repayments of the $25 million term loan, each in the amount of $2.1 million, reduce the borrowing base by the principal amount of each such repayment, or $25 million by September 21, 2010. Our obligations under the Credit Facility and under derivative contracts with the Lenders are guaranteed by our material subsidiaries and secured by our real property assets and the oil and gas properties to which 90% of the present value of our proved reserves is attributable (the “Collateral”).

The Credit Facility permits both base rate based borrowings and LIBOR borrowings, in each case plus a floating spread. The spread will float up or down based on our utilization under the credit facilities (the “Utilization Level”). The spread can range from 3.00% to 3.50% for base rate borrowings and 4.00% to 4.50% for LIBOR borrowings. The credit agreement includes a LIBOR floor of 2.00%. We incur a commitment fee on the unused portion of the borrowing base at a rate ranging from 0.75% to 1.00% based upon the Utilization Level.

The term loan must be repaid in twelve installments of approximately $2.1 million each month beginning October 21, 2009, with any remaining principal balance due on September 21, 2010. The revolving credit facility matures on September 21, 2012. With respect to base rate borrowings, accrued interest must be paid on the last day of each fiscal quarter and, with respect to LIBOR borrowings, accrued interest must be paid on (a) the last day of any applicable interest period and (b) if an interest period is six months in length, on the date that is approximately three months after such interest period begins.

The Credit Facility contains customary negative covenants and customary events of default. As described in the Credit Facility, we must maintain, for each period for which a covenant certification is required, (a) a current ratio (as defined in the credit facility) of 1.0 to 1.0, (b) an interest coverage ratio of not less than 2.50 to 1.0, (c) a leverage ratio less than or equal to 1.50 to 1.0, and (d) a coverage ratio, as defined in the Credit Agreement, with respect to plugging and abandonment obligations. We are also required to maintain a commodities hedging program that is in compliance with the requirements set forth in the Credit Facility. The determination of our borrowing base under the Credit Facility is based on our proved reserves using the Lenders’ pricing assumptions, and includes the impact of our commodity derivative instruments. The Credit Facility also places restrictions on the maximum estimated future production volumes that can be subject to commodity derivative instruments. In order to meet our objectives in establishing the Credit Facility borrowing base and to conform to the Credit Facility terms, we entered into the commodity derivative instruments described in Note 6, “Derivative Transactions” upon our emergence from bankruptcy in connection with executing the Credit Facility.

PIK Notes

On September 21, 2009, we issued the PIK Notes pursuant to an Indenture (the “Indenture”) dated September 21, 2009. We received $55.0 million of net proceeds from the issuance of the PIK Notes. The PIK Notes allow, or require, as specified in the Indenture, for payment of interest “in-kind” in the form of newly issued notes having the same terms as the PIK Notes. Interest on the PIK Notes and newly issued PIK Notes issued for payment of periodic interest is payable in additional PIK Notes or in cash subject to the limitations described below and in the Indenture.

Until the first interest payment date that occurs 91 days after the repayment in full of all amounts outstanding under the Credit Facility and the termination of the Lenders’ commitments under the Credit Facility (such date being, the “Credit Facility Termination Date”), interest on the PIK Notes will be payable in-kind, semi-annually in arrears on January 1 and July 1 of each year, beginning on January 1, 2010. After the Credit Facility Termination Date, interest on the original PIK Notes and any additional PIK Notes issued for in-kind interest payments, will be payable quarterly in cash in arrears on January 1, April 1, July 1 and October 1 of each year. All of the PIK Notes mature on September 21, 2014 along with all accrued but unpaid interest and the outstanding PIK Note principal balances. We may redeem all or part of the PIK Notes upon not less than 10 days and no more than 60 days notice to each holder of the PIK Notes to be redeemed at a redemption price equal to 100% of the principal amount of the PIK Notes to be redeemed plus accrued and unpaid interest to the date of redemption.

The PIK Notes are (a) subordinated in right of payment to the Credit Facility, (b) guaranteed by our material subsidiaries and (c) (i) prior to the Credit Facility Termination Date, secured by the Collateral or (ii) after the Credit Facility Termination Date, secured by the Collateral plus certain additional real property collateral as may be required under the Indenture. The security interests granted for the benefit of the holders of the PIK Notes are subordinated to those granted in favor of the Lenders.

The Indenture imposes customary negative covenants, which are based on such covenants contained in the Credit Facility, and contains customary events of default, except that there are no financial performance covenants contained in the Indenture.

Predecessor Indebtedness

In April 2007, the Predecessor Company refinanced an existing bank credit facility with a credit agreement, which had availability and a borrowing base of $200 million and was secured by substantially all of our assets (the “Credit Agreement”). The borrowing base under the Credit Agreement was subject to redetermination based on the proved reserves of the oil and natural gas properties that served as collateral as set out in the reserve report delivered to the banks in April and October each year. In November 2008, the Credit Agreement was redetermined with a borrowing base of $150 million. At December 31, 2008, we had $43 million outstanding under the Credit Agreement. In March 2009, the Credit Agreement was redetermined with a new borrowing base of $45 million. The Predecessor Company had $83 million outstanding under the Credit Agreement, resulting in a deficiency of $38 million and a demand for repayment of the borrowing base deficiency. On September 21, 2009, outstanding borrowings under the Credit Agreement of $83 million were repaid using proceeds from the Credit Facility and the PIK Notes.

In April 2007, the Predecessor Company also completed an offering of the Senior Unsecured Notes, consisting of $300 million aggregate principal amount of the Fixed Rate Notes, with interest payable semi-annually on April 15 and October 15 beginning on October 15, 2007, and $150 million aggregate principal amount of the Floating Rate Notes. Interest on the Floating Rate Notes was payable quarterly on January 15, April 15, July 15 and October 15, beginning in July of 2007. In May 2007, the Predecessor Company completed a cash tender offer for the $150 million 8.75% Senior Notes due 2010. Approximately $145.5 million of the 8.75% Senior Notes due 2010 were repurchased.

As described in Note 2, “Reorganization,” the Predecessor Company Notes and the related indentures were cancelled in connection with the reorganization.

Principal maturities of the Successor Company’s indebtedness outstanding as of September 30, 2009, based on the contractual terms, are as follows (in thousands):

Quarter Ended December 31, 2009	$6,250
2010	18,750
2011	—
2012	25,000
2013	—
Thereafter	61,112

(9) FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy with three levels based on the reliability of the inputs used to determine fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of cash and cash equivalents, accounts receivable, accounts payable (including income taxes payable and accrued expenses) approximated the carrying amount at September 30, 2009 and December 31, 2008. Additional information about the fair values of our financial instruments is provided in the tables below:

	Successor Company As of September 30, 2009
	Carrying Amount	Total Fair Value	Fair Value Measurements Using:
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities) (in thousands):
Derivative instruments	$5,242	$5,242	$—	$5,242	$—
Indebtedness	$(105,001)	$(105,001)	$—	$(105,001)	$—

	Predecessor Company As of December 31, 2008
	Carrying Amount	Total Fair Value	Fair Value Measurements Using:
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities) (in thousands):
Derivative instruments	$5,332	$5,332	$—	$5,332	$—
Indebtedness	$(497,501)	$(191,281)	$—	$(191,281)	$—

The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the tables above.

Level 2 Fair Value Measurements

Derivative instruments

•	At September 30, 2009, the fair values of derivative instruments, consisting of oil puts and fixed-price swaps, were estimated using similar observable NYMEX published settlements.

•	At December 31, 2008, the fair values of derivative instruments, consisting of oil and natural gas puts and collars, were estimated using similar, observable NYMEX published settlements.

Indebtedness

•

The PIK Notes had been negotiated during the reorganization proceedings and the proceeds received, which is the carrying amount as of September 30, 2009, represent the fair value at September 30, 2009. The fair values of the term and revolving components of the Credit Facility represent the carrying amount because the interest rates paid on such debt are generally set for periods of three months or less and the Credit Facility was negotiated during the Chapter 11 reorganization proceedings.

•

At December 31, 2008, the Predecessor Company Notes were not actively traded in an established market. Therefore, quoted prices were not available. However, we estimated the fair values of these debt instruments based on prices reflected by trades which occurred near December 31, 2008 as obtained through financial information services. The fair value of the Credit Agreement was estimated to approximate the carrying amount because the interest rates paid on such debt were generally set for periods of three months or less.

As addressed in Note 2, “Reorganization,” we have applied fair value concepts in allocating the reorganization value of the Company to our assets and liabilities as a result of the reorganization and application of ASC 852. The inputs to the fair values of our more significant assets and liabilities are addressed in Note 2.

(10) INCOME TAXES

Under the applicable income tax rules and regulations, we would not be required to recognize taxable income or currently pay cash taxes on any tax basis gain resulting from the discharge of indebtedness (described in Note 2, “Reorganization”) that may result under the application of the tax rules and regulations to the discharge of debt in a Chapter 11 proceeding. Generally, the gain, if any, represented for tax purposes as the excess of the par value of the debt and accrued interest discharged over the fair value of the stock of the reorganized company received in exchange for the discharged obligations, would reduce our tax attribute carry overs (net operating loss carry forwards (NOLs), other deduction carry forwards, and credit carry forwards) or tax basis in certain assets (which decision depends upon our tax election at the time we file our federal tax return in 2010). Our estimated NOLs are approximately $194 million as of September 30, 2009. We estimate that the value received by the former holders of the discharged debt approximates the par value of the debt and accrued interest for purposes of applying the tax rules and regulations. Our NOLs are reflected net of a $21.3 million valuation allowance in the condensed consolidated balance sheet from the application of ASC Topic 740, “Income Taxes”, due to cumulative losses reported in recent years. Accordingly, we have not reflected any reduction in NOLs as a result of the discharge of debt resulting from the reorganization. As a result of the change in ownership of the Company, the annual usage of our tax attribute carry forwards will be limited, under the tax provisions of Section 382 of the Internal Revenue Code and related regulations (the “Section 382 Limitation”), to the federal long-term tax exempt rate (4.33% as of October, 2009) times the value of the Company’s stock immediately after the change in ownership. Based on our estimates and assumptions regarding the value of the Company’s stock, we estimate our annual Section 382 Limitation will be approximately $20 million. In addition, built-in gains as of the effective date of the reorganization could increase the amount of the Section 382 Limitation available to offset taxable income if gains are realized on disposition of such assets in future periods. Conversely, our ability to utilize pre-reorganization built-in losses may reduce the Section 382 Limitation if losses are realized on disposition of such assets in future periods.

Under the applicable accounting rules, the reversal of the valuation allowance recorded in connection with our fresh start reporting is not available to offset future income tax provisions in our consolidated statements of operations. Thus, any reversal of the valuation allowance ($21.3 million at September 30, 2009) would be reflected as an increase in additional paid-in capital in our consolidated balance sheets.

(11) STOCK-BASED COMPENSATION

Prior to the reorganization, the Predecessor Company had two stock-based compensation plans which authorized various types of market and performance based incentive awards for grants to officers, employees and non-employee directors. Pursuant to the Plan, all outstanding stock option or other equity awards either became fully vested and were deemed exercised or were cancelled. The number of shares of Predecessor Company common stock that were issued as a result of accelerated vesting of prior restricted stock grants totaled 147,372 shares, which shares were converted into 9,103 shares of Successor Company common stock upon emergence from bankruptcy. All Predecessor Company stock and incentive plans for employees were deemed cancelled under the Plan.

The Board of Directors of the Successor Company adopted the Energy Partners, Ltd. 2009 Long Term Incentive Plan (the “2009 LTIP”). The purpose of the 2009 LTIP is to provide a means to enhance our profitable growth by attracting and retaining directors, officers and other key employees through affording such individuals a means to acquire and maintain stock ownership or awards the value of which is tied to the performance of our common stock. All directors, officers and other key employees providing services to the Company are potentially eligible to participate in the 2009 LTIP. The 2009 LTIP provides for grants of (i) incentive stock options qualified as such under income tax rules and regulations, (ii) stock options that do not qualify as incentive stock options, (iii) restricted stock awards, (iv) restricted stock units, (v) stock appreciation rights, (vi) bonus stock and awards in lieu of Company obligations, (vii) dividend equivalents in connection with other awards, (viii) deferred shares, (ix) performance units or shares, or (x) any combination of such awards (collectively referred to as “Awards”). The Plan is administered by a committee of our Board of Directors.

The maximum aggregate number of shares of our common stock that may be issued pursuant to any and all Awards under the 2009 LTIP is limited to 1,237,000 shares, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, as provided under the 2009 LTIP.

Without stockholder or participant approval, the Board of Directors may amend, alter, suspend, discontinue or terminate the 2009 LTIP or the Committee’s authority to grant Awards under the 2009 LTIP, except that any amendment or alteration of the 2009 LTIP, including any increase in any share limitation, shall be subject to the approval of the stockholders not later than the next annual meeting if stockholder approval is required by any state or federal law or regulation or the rules of any stock exchange or automated quotation system on which the common stock may then be listed or quoted.

        Pursuant to an employment agreement and the 2009 LTIP, on September 30, 2009, our new chief executive officer was granted an option to purchase 68,116 shares of Successor Company common stock, which was memorialized in an option award agreement dated as of October 1, 2009 (the “Option Agreement”). The terms of the Option Agreement provide for an exercise price equal to $10.00 per share. The closing price of our common stock on the New York Stock Exchange on September 30, 2009 was $7.46 per share. The option vests ratably on a monthly basis over a 36-month period from the date of grant; provided, however, that the vesting for the first six months of the vesting period (the “Initial Period”) is deferred until the end of the Initial Period and any remaining unvested portion vests ratably on a monthly basis over the remainder of the 36-month vesting period, subject to the executive remaining continuously employed. Vested stock options under the Option Agreement expire 30 months following the applicable vesting date of such stock options. Upon a change in control as defined in the 2009 LTIP, all remaining unvested stock options under the Option Agreement automatically vest and remain exercisable for a period of not less than 30 months following the change in control.

In connection with the appointment of the Board of Directors of the Successor Company and pursuant to the 2009 LTIP, the five directors were awarded, in the aggregate, a total of 43,460 shares of restricted stock, of which one-half vested immediately (in the case of four of the directors) and one-half will vest on the day immediately preceding the date of the 2010 Annual Meeting of Stockholders. In the case of the fifth director, he had deferred the receipt of his 2009 stock award until he ceases to serve on our Board of Directors under an election made while he was also a director of the Predecessor Company.

(12) NEW ACCOUNTING PRONOUNCEMENTS

Effective for our financial statements as of September 30, 2009, the ASC is the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the ASC is no longer authoritative. While the ASC does not change GAAP, it introduces a new structure that reorganizes the GAAP pronouncements into accounting topics. All content of the ASC carries the same level of authority.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (now ASC Topic 855) which modifies the definition of subsequent events and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. These requirements became effective for us on June 15, 2009. We evaluated subsequent events through November 9, 2009, which represents the date our financial statements were issued.

(13) COMMITMENTS AND CONTINGENCIES

As described in Notes 1 and 2, we reorganized under Chapter 11 and emerged from bankruptcy proceedings during the quarter ended September 30, 2009. See Note 2, “Reorganization” for additional information on the reorganization and legal proceedings resulting from the Chapter 11 Cases. In addition to the matters described in Note 2, we may become subject to claims asserted during or subsequent to the Chapter 11 proceedings. However, we do not anticipate that our exposure to these additional claims, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity.

We generate liabilities related to production that is delivered to us in excess of our interest in certain properties, often referred to as production imbalances. Additionally, we may, from time to time, receive cash in excess of amounts that we estimate are due to us for our interest in production, which amounts may be subject to further review, may require more information to resolve or may be in dispute. At September 30, 2009, based on information available to us, the amount that may be subject to claim by one purchaser of our production of $4.9 million is included in accrued expenses.

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

We use the successful efforts method of accounting for oil and natural gas producing activities. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Exploratory drilling costs are charged to expense if and when activities result in no reserves in commercial quantities. Seismic, geological and geophysical, and delay rental expenditures are expensed as they are incurred. We conduct various exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our 2008 Annual Report includes a discussion of our critical accounting policies, which have not changed significantly since the end of the last fiscal year, other than our application of Accounting Standards Codification (“ASC”) Topic 852, “Reorganizations”, as described in Notes 1, 2 and 3 to the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report.

As of September 30, 2009, our producing fields were primarily located in the Gulf of Mexico (“GOM”) region. These fields fall into five areas which we identify and describe more completely as eastern offshore (comprised primarily of one producing GOM field, our East Bay field); central offshore (comprised of four producing GOM fields, all of which are located in close proximity to each other and are in the vicinity of the Bay Marchand salt dome); deepwater (comprised of one producing field in the GOM at Mississippi Canyon Block 248); western offshore (comprised of more than 10 producing fields extending from offshore central and western Louisiana to Texas); and Gulf Coast onshore and other (located in South Louisiana and Texas).

Recent Events

Reorganization under Chapter 11 and Emergence from Bankruptcy

On May 1, 2009 (the “Petition Date”), we and certain of our subsidiaries (the “Debtors”) filed voluntary petitions (In re: Energy Partners, Ltd., et. al., Case No. 09-32957) for reorganization (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). On September 16, 2009, we filed our second amended joint plan of reorganization, as modified as of September 16, 2009 (the “Plan”), with the Bankruptcy Court. On September 17, 2009, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Plan. On September 21, 2009, we emerged from bankruptcy (the “Exit Date”) pursuant to the Plan. On the Exit Date, we consummated certain transactions contemplated by the Plan and entered into our $70 million credit facility (the “Credit Facility”). We also issued 20% Senior Subordinated Secured PIK Notes due 2014 in an aggregate principal amount of $61.1million (the “PIK Notes”). We received $55.0 million of net proceeds from the issuance of the PIK Notes. As of September 28, 2009, we satisfied the hedging requirements under the Credit Facility and had delivered to the Minerals Management Service (the “MMS”) the financial support related to abandonment obligations on certain federal leases in the Gulf of Mexico. The proceeds from the Credit Facility and the PIK Notes were used to repay amounts outstanding of $83 million under the Predecessor Company’s bank credit facility and to provide working capital for the Successor Company. The Chapter 11 filings and related matters are addressed in Note 2, “Reorganization” in our condensed consolidated financial statements. Additional information regarding the Chapter 11 Cases is available in our Annual Report on Form 10-K for the year ended December 31, 2008 filed August 5, 2009 (“2008 Annual Report”) and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and March 31, 2009, each filed on September 9, 2009.

In connection with our emergence from bankruptcy, we converted the Predecessor Company’s 9.75% Senior Unsecured Notes due 2014, its Senior Floating Rate Notes due 2013 and its 8.75% Senior Notes due 2010 (collectively the “Predecessor Company Notes”) and outstanding Predecessor Company common stock into shares of our new common stock as of the Exit Date. In accordance with the terms of the Plan, the Predecessor Company Notes and related indentures, as well as the Predecessor Company’s outstanding common shares, were cancelled. Each holder of these notes received, in exchange for his or her claim (including principal and accrued interest), his or her pro rata portion of approximately 95% of the common stock in the Successor Company. Each holder of the Predecessor Company’s common stock received, in full satisfaction of and in exchange for his or her common stock interests, his or her pro rata portion of approximately 5% of the common stock in the Successor Company.

The Successor Company’s equity capitalization as of September 30, 2009, consists of (i) 38 million shares of common stock issued to holders of the Predecessor Company Notes and (ii) approximately 2 million shares of common stock issued to holders of equity interests in the Predecessor Company. We have reserved up to 1,237,000 shares of common stock for issuance of restricted shares and option shares under the 2009 Long-Term Incentive Plan, of which 17,384 have been issued to directors as of September 30, 2009.

As of September 30, 2009, the Credit Facility had a borrowing base of $70 million and consisted of a $25 million term loan and a three-year revolving credit agreement with $45 million available at closing, of which $25 million was drawn as of September 30, 2009. Monthly scheduled repayments of the $25 million term loan, each in the amount of $2.1 million, reduce the borrowing base by the principal amount of each such repayment, or $25 million by September 21, 2010. We also received net proceeds of $55.0 million upon emergence from bankruptcy from the issuance of the PIK Notes. The proceeds from the Credit Facility and the PIK Notes were used to repay $83 million outstanding under the Predecessor Company’s bank credit facility and to provide working capital for the Successor Company. See Note 8 to our condensed consolidated financial statements, “Indebtedness” for additional information about our indebtedness.

As of September 24, 2009, we had satisfied our obligations to the MMS, which were due shortly following our emergence from bankruptcy. As a result, the March 23, 2009 MMS order which resulted in the shut-in of the federal portion of our East Bay field has been rescinded and we restored the related production on September 23, 2009.

Upon our emergence from bankruptcy, several new board members were appointed pursuant to the Plan. Our board of directors appointed a new chief executive officer.

As of September 23, 2009, the newly issued common stock of the Successor Company commenced trading on the New York Stock Exchange under the symbol EPL.

Background on Filing of the Chapter 11 Cases and Preceding Events

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

These factors negatively impacted our business, and led to several circumstances that significantly affected our liquidity and led to our filing the Chapter 11 Cases, including:

•

in the third quarter of 2008, the MMS rejected our request for a waiver of supplemental bonding requirements for the decommissioning of certain of our federal offshore properties, resulting in the requirement for us to provide cash or other financial support totaling $47.3 million, which ultimately led to the March 2009 Incident of Noncompliance and the MMS order to shut-in our production in the federal portion of our East Bay field in March 2009;

•

in March 2009, we received a notice of redetermination from Bank of America, N.A., the Administrative Agent under our Credit Agreement dated as of April 23, 2007 (the “Credit Agreement”), that our borrowing base under the Credit Agreement had been reduced from $150 million to $45 million, resulting in a borrowing base deficiency of $38 million which was required to be repaid by April 3, 2009 (which date was ultimately extended to May 1, 2009); and

•

on April 15, 2009, we were required to make our scheduled interest payments of approximately $17 million on the Predecessor Company’s 9.75% Senior Unsecured Notes due 2014 and its Senior Floating Notes due 2013.

Our inability to satisfy these obligations in a timely manner ultimately led to the filing of the Chapter 11 Cases.

Reorganization Impact on Management and Conduct of Our Business

The operation of our business has been significantly impacted by the filing of the Chapter 11 cases and resulting reorganization. On September 21, 2009, a new chief executive officer was named to lead our executive management team. Our ownership and Board of Directors has changed as a result of the Chapter 11 reorganization. A key focus of management going forward will be building liquidity through cash flows and identifying and implementing opportunities to reduce borrowing costs, which are dependent, among other things, on the availability of capital in the credit markets at acceptable rates.

Our near term strategy includes targeted cost reductions and selective use of available cash primarily for low risk development activities that we expect will contribute to a return on our invested capital and the generation of incremental cash flows. Although we are early in our capital allocation process, management believes that sufficient identified opportunities exist in our inventory of exploitation projects to begin to grow our oil production levels over the first half 2009 average into 2010. Overall our production levels will decline over the first half 2009 average in the coming quarters based on significant natural gas declines forecasted to occur in the second half of 2009 and into 2010. As we continue to mature additional production enhancing opportunities in 2010, management will consider recommendations to the board to increase the allocation of capital to projects that we expect would move us from forecasted production declines in 2010 toward the maintenance of current production levels.

Another focus area will be on development of a core competency in decommissioning work in an attempt to reduce costs associated with this work, and, over time, to significantly reduce ongoing lease operating expenses associated with the maintenance of idle infrastructure. In 2009, we expect to incur plugging and abandonment and other decommissioning costs totaling approximately $24 million. We expect the abandonment work related to our East Bay field will be funded in part by expected draws from restricted escrow funds previously set aside for this work. We have made one draw to date of approximately $3.4 million in 2009.

Longer term, we are pursuing growth in production and reserves with our increased financial flexibility and improved capital structure. The combined effects of these results of our reorganization will allow us to pursue the testing of opportunities in our exploration portfolio while remaining opportunistic to strategic options, such as asset acquisitions, additional acquisitions of interests in prospects through lease sales and participation in third party drilling opportunities.

Overview – Predecessor Company Results of Operations

Three Months Ended September 30, 2009

Our operating results for the three months ended September 30, 2009 reflect significantly lower average selling prices for our oil and natural gas in the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.

Our revenue for the three months ended September 30, 2009, was significantly lower than revenue for the three months ended September 30, 2008, due primarily to the impact of oil and natural gas selling price declines. Our 21% increase in total production for the 2009 quarter as compared to the 2008 comparative quarter was primarily due to new deepwater production and higher production from our western offshore properties, offsetting natural reservoir declines in our core eastern and central offshore properties. Though production from our core central offshore properties was higher for the 2009 quarter as compared to the 2008 comparative quarter, this increase was primarily due to the impact of the 2008 hurricanes on our prior year production from these properties in September 2008.

Our income (loss) before reorganization items, loss on discharge of debt, fresh start adjustments and income taxes for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 was due primarily to the significant decline in average selling prices for our oil and natural gas.

Our lease operating expenses and general and administrative expenses declined in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily as a result of a decrease in personnel and consulting costs, offset, in part, by an increase in insurance costs. Our interest expense declined in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily because we discontinued recording interest expense related to the Predecessor Company Notes as of May 1, 2009, the date on which we filed the Chapter 11 Cases. We recorded a gain on derivative contracts in the quarter ended September 30, 2008 of $27.9 million due to the steep decline in product prices during the quarter ended September 30, 2008.

Our effective tax rate for the three months ended September 30, 2009 was zero because we reversed a portion of our previously provided net deferred tax asset valuation allowance during the three months ended September 30, 2009.

Nine Months Ended September 30, 2009

Our operating results for the nine months ended September 30, 2009 reflect significantly lower average selling prices for our oil and natural gas.

Our revenue for the nine months ended September 30, 2009, was significantly lower than revenue for the nine months ended September 30, 2008, due primarily to the impact of oil and natural gas selling price declines. Our 5% increase in total production for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, was primarily the result of new deepwater production and higher production from our western offshore properties, offset, in part, by natural reservoir declines on our core eastern and central offshore properties. Though production from our core central offshore properties was approximately 16% lower for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, this decrease was muted somewhat due to the impact of the 2008 hurricanes on our prior year production from these properties in September, 2008.

Our income (loss) before reorganization items, loss on discharge of debt, fresh start adjustments and income taxes for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 was due primarily to the significant decline in average selling prices for our oil and natural gas.

Our exploration expenditures and dry hole costs declined in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 due primarily to reduced spending on drilling activities. Our lease operating expenses and general and administrative expenses decreased in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily as a result of a decrease in personnel and consulting costs, offset, in part, by an increase in insurance costs. Our interest expense declined in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily because we discontinued recording interest expense related to the Predecessor Company Notes as of May 1, 2009, the date on which we filed the Chapter 11 Cases. Our gain on derivative instruments for the nine months ended September 30, 2009 was due to the settlement of our derivative instruments during the nine months ended September 30, 2009 as compared to the loss reported for the nine months ended September 30, 2008. The loss on derivative instruments reported in the nine months ended September 30, 2008 resulted primarily from the impact of a steep increase in oil and natural gas average selling prices during the 2008 period.

Our effective tax rate on the tax benefit related to our net loss for the nine months ended September 30, 2009 was zero because we provided a valuation allowance against the net deferred tax assets generated during the nine months ended September 30, 2009. As more fully addressed in Note 10, “Income Taxes” of the condensed consolidated financial statements in Item I, Part I of this Quarterly Report, our future income taxes and effective tax rate may be materially impacted by our reorganization.

Predecessor Company Results of Operations

The following table presents information about our oil and natural gas operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net production (per day):
Oil (Bbls)	4,992	5,189	5,127	5,994
Natural gas (Mcf)	59,025	42,445	61,029	51,687
Total barrels of oil equivalent	14,830	12,263	15,299	14,608
Average sales prices, excluding impact of derivatives:
Oil (per Bbl)	$61.77	$114.61	$49.88	$107.67
Natural gas (per Mcf)	3.26	10.22	3.89	9.95
Total (per BOE)	33.77	83.87	32.22	79.38
Oil and natural gas revenues (in thousands):
Oil	$28,372	$54,712	$69,812	$176,829
Natural gas	17,700	39,914	64,771	140,894

Total	46,072	94,626	134,583	317,723
Impact of derivatives instruments (1):
Oil (per Bbl)
Unrealized	$—	$56.25	$—	$0.73
Realized	—	(3.85)	1.82	(10.63)

Total	—	52.40	1.82	(9.90)
Natural gas (per Mcf)
Unrealized	$—	$0.75	$—	$(0.03)
Realized	—	—	0.01	(0.01)

Total	—	0.75	0.01	(0.04)
Average costs (per BOE):
Lease operating expense (LOE)	$9.42	$14.19	$9.34	$11.21
General and administrative (G&A)	3.70	10.68	6.41	8.72
Depreciation, depletion and amortization (DD&A)	21.81	20.15	22.97	21.18
Accretion expense	1.36	0.98	1.33	0.81
Taxes, other than on earnings	2.35	2.69	1.43	2.18
Decrease in oil and natural gas revenues between periods presented due to:
Changes in prices of oil	$(25,221)		$(94,912)
Changes in production volumes of oil	(1,119)		(12,105)

Total decrease in oil sales	(26,340)		(107,017)
Changes in prices of natural gas	$(27,189)		$(85,845)
Changes in production volumes of natural gas	4,975		9,722

Total decrease in natural gas sales	(22,214)		(76,123)

(1)	See Other Income and Expense section for further discussion of the impact of derivative instruments.

Predecessor Company – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues and Net Income

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Oil and natural gas revenues	$46,072	$94,626	$(48,554)	(51)%
Income (loss) before reorganization items, loss on discharge of debt, fresh start adjustments and income taxes	(13,431)	54,038	(67,469)	(125)%
Net income	29,418	34,445	(5,027)	(15)%

Our oil and natural gas revenues declined primarily as a result of the 60% decline in average selling prices per BOE for our oil and natural gas in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Production increased by 21% in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due primarily to new deepwater production, which averaged 1,767 BOE per day in the three months ended September 30, 2009, and higher production from our western offshore properties, offsetting natural reservoir declines in our core eastern and central offshore properties. Though production from our core central offshore properties was approximately 8% higher for the 2009 quarter as compared to the 2008 comparative quarter, this increase was primarily due to the impact of the 2008 hurricanes on our prior year production from these properties in September 2008. In addition to these factors, the change in income (loss) before reorganization items, loss on discharge of debt, fresh start adjustments and income taxes in the three months ended September 30, 2009 as compared to the three months ended September 30 2008 was primarily attributable to:

•	higher DD&A in 2009 primarily reflecting the higher per BOE DD&A rates on new production in the deepwater and western offshore properties;

•	no gains on derivative instruments in 2009; and

•	losses on abandonment activities in 2009; offset, in part, by

•	lower G&A expenses and LOE in 2009 as addressed below;

•	lower interest expense in 2009 as addressed below;

•	lower exploration expenditures and dry hole costs reflecting a significant decline in drilling activity in 2009.

As more fully addressed in Notes 1, 2 and 3 of the condensed consolidated financial statements in Item 1, Part I of this Quarterly Report, amounts reported in our subsequent financial statements will change materially due to our reorganization. The reorganization and application of ASC 852 adjustments include conversion of the principal and accrued interest on the Predecessor Company Notes into new common stock. We discontinued accruing interest on Predecessor Company Notes as of May 1, 2009, the date we filed the Chapter 11 Cases. Additionally, along with all of our assets and liabilities, our property and equipment assets and our asset retirement obligations have been recorded at fair value as of September 30, 2009. As a result, we expect that our interest expense, accretion of liability for asset retirement obligations and depreciation, depletion and amortization will be significantly different in periods subsequent to the reorganization.

Our reported operating expenses for the three months ended September 30, 2009, and most notably our G&A expenses, were materially impacted by the presentation of the reorganization items separately from operating income as required by ASC 852. Our reorganization items are disclosed in Note 3 of the condensed consolidated financial statements in Item 1, Part I of this Quarterly Report. Additionally, our net income for the three months ended September 30, 2009, was materially impacted by the adjustments resulting from the reorganization and application of ASC 852 to reflect the loss on discharge of debt and the fresh start adjustments.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
LOE	$12,848	$16,004	$(3,156)	(20)%
G&A	5,047	12,052	(7,005)	(58)%
DD&A, including accretion expense	31,609	23,842	7,767	33%
Exploration expenditures and dry hole costs	332	2,605	(2,273)	(87)%
Impairments	1,502	110	1,392	NM
Taxes, other than on earnings	3,212	3,034	178	6%
Loss on abandonment activities	3,159	—	3,159	NM

NM – Not Meaningful

LOE decreased in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to ongoing efforts to reduce LOE costs during 2009.

G&A expense, which includes cash and non-cash stock based compensation of $1.4 million and $2.4 million in the three months ended September 30, 2009 and 2008, respectively, decreased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of a decrease in personnel and consulting costs, offset, in part, by an increase in insurance costs. We maintain insurance coverage for property damage due to windstorms (such as hurricanes) with a deductible of $20 million per occurrence and an aggregate annual limit of $55 million. For these occurrences, we also previously maintained business interruption insurance on a portion of our lost revenue on our South Timbalier 41, 42 and 46 properties, which represented 37% of our 2008 year to date daily production volumes prior to the hurricanes in 2008. In order to mitigate the higher cost of insurance coverages in 2009, we negotiated higher deductibles and significantly lower aggregates for property damage due to windstorms. Further, we no longer maintain business interruption insurance.

DD&A, including accretion of liability for asset retirement obligations, increased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily reflecting the higher per BOE DD&A rates on new production in the deepwater and western properties and the reduced September 2008, production, resulting from the impact of Hurricanes Gustav and Ike.

Exploration expenditures and dry hole costs decreased in the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, reflecting a decline in drilling activity in 2009.

Taxes, other than on earnings, increased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, due primarily to an increase in local property tax assessments and higher production in the 2009 period for the reasons addressed above, offset, in part, by lower average sales prices for oil (which is taxed based on value).

Our loss on abandonment activities in the quarter ended September 30, 2009, primarily resulted from mechanical issues related to well and platform abandonments on two fields in our western properties.

Other Income and Expense

Interest expense decreased in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily because we discontinued accruing interest on the Predecessor Company Notes as of the Petition Date.

We had no gain or loss on derivative instruments in the three months ended September 30, 2009. Included in Other income (expense) in the three months ended September 30, 2008 is an unrealized gain of $29.8 million representing the change in fair market value of derivative instruments which were to be settled in the future and a loss of $1.8 million on derivative instruments settled during the quarter for a total gain of $27.9 million.

Predecessor Company – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues and Net Income (Loss)

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
Oil and natural gas revenues	$134,583	$317,723	$(183,140)	(58)%
Income (loss) before reorganization items, loss on discharge of debt, fresh start adjustments and income taxes	(66,361)	64,100	(130,461)	NM
Net income (loss)	(36,114)	40,756	(76,870)	NM

NM – Not Meaningful

Our oil and natural gas revenues declined primarily as a result of the 59% decline in average selling price per BOE for our oil and natural gas in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Production increased by 5% in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, due primarily to new deepwater production, which averaged 1,744 BOE per day in the nine months ended September 30, 2009, and higher production from our western offshore properties, offset, in part, by natural reservoir declines on our core eastern and central offshore properties. Though production from our core central offshore properties was approximately 16% lower for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, this decrease was muted somewhat due to the impact of the 2008 hurricanes on our prior year production from these properties in September 2008. In addition to these factors, the change in income (loss) before reorganization items, loss on discharge of debt, fresh start adjustments and income taxes in the nine months ended September 30, 2009 as compared to the nine months ended September 30 2008 was primarily attributable to:

•	higher DD&A in 2009 primarily reflecting the higher per BOE DD&A rates on new production in the deepwater and western offshore properties;

•	higher impairments in 2009 primarily reflecting commodity price declines in the quarter ended March 31, 2009, and reservoir performance in two producing fields; offset, in part, by

•	lower exploration expenditures and dry hole costs reflecting a significant decline in drilling activity in 2009;

•	gains on derivative instruments in the nine months ended September 30, 2009 reflecting the impact of a decline in oil and natural gas selling prices in 2009; and

•	lower G&A expenses and LOE in 2009 as addressed below.

Operating Expenses

Our operating expenses primarily consist of the following:

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands)
LOE	$39,016	$44,880	$(5,864)	(13)%
G&A	26,773	34,904	(8,131)	(23)%
DD&A, including accretion expense	101,480	88,039	13,441	15%
Exploration expenditures and dry hole costs	1,650	29,352	(27,702)	(94)%
Impairments	8,082	1,843	6,239	NM
Taxes, other than on earnings	5,987	8,728	(2,741)	(31)%
Loss on abandonment activities	3,732	1,162	2,570	NM
Gain on sale of assets	—	(6,877)	6,877	NM

NM – Not Meaningful

LOE decreased in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily due to fewer workovers in 2009, and ongoing efforts to reduce LOE costs during 2009.

G&A expenses, which includes cash and non-cash stock based compensation of $3.6 million and $7.0 million in the nine months ended September 30, 2009 and 2008, respectively, decreased in the nine months ended September 30, 2009 from the nine months ended September 30, 2008, primarily as a result of a decrease in personnel and consulting costs, offset, in part, by an increase in insurance costs.

DD&A, including accretion of liability for asset retirement obligation, increased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily reflecting the higher per BOE DD&A rates on new production in the deepwater and western offshore properties and the reduced September 2008 production, resulting from the impact of Hurricanes Gustav and Ike.

Exploration expenditures and dry hole costs decreased in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, reflecting a significant decline in drilling activity in 2009.

Impairment expense for the nine months ended September 30, 2009 was primarily related to two producing fields which were determined to have future net cash flows less than their carrying values due primarily to commodity price declines and reservoir performance resulting in the write down of these properties to their estimated fair values as of March 31, 2009.

Taxes, other than on earnings, decreased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, due primarily to lower average sales prices for oil (which is taxed based on value), offset, in part, by an increase in local property tax assessments.

Our loss on abandonment activities in the nine months ended September 30, 2009, primarily resulted from mechanical issues related to well and platform abandonments on two fields in our western properties.

See “—Predecessor Company—Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008—Revenues and Net Income” for a discussion of the impact of the reorganization on our operating loss for the nine months ended September 30, 2009.

Other Income and Expense

Interest expense decreased in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily because we discontinued accruing interest on the Predecessor Company Notes as of the Petition Date.

Included in Other income (expense) in the nine months ended September 30, 2009 is a gain of $2.7 million on derivative instruments settled during the period primarily from the impact of a decline in oil and natural gas selling prices during 2009. Included in Other income (expense) in our nine months ended September 30, 2008 is an unrealized gain of $0.8 million due to the change in fair market value of derivative instruments which were to be settled in the future and a loss of $17.6 million in derivative instruments settled during the nine months for a total loss of $16.9 million primarily from the impact of a steep increase in oil and natural gas selling prices during the 2008 period.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth our cash flows for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008	Change
Cash flows provided by operating activities	$14,366	$199,915	$(185,549)
Cash flows used in investing activities	(29,751)	(163,775)	134,024
Cash flows provided by (used in) financing activities	57,329	(29,403)	86,732

Predecessor Company - Analysis of Cash Flows – Nine Months Ended September 30, 2009

The decrease in our 2009 cash flows from operations primarily reflects the impact of the precipitous decline in oil and natural gas sales prices realized during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Net cash used in investing activities declined in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 as a result of curtailed capital expenditures in response to declining oil and natural gas sales prices, contraction in the credit markets and reduced liquidity.

Net cash provided by financing activities increased during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, reflecting increased net utilization of our credit facility to fund working capital shortfalls caused by the decline in production and the precipitous decline in oil and natural gas sales prices in 2009.

We have not paid any cash dividends in the past on our common stock and do not intend to pay cash dividends in the foreseeable future. We intend to retain earnings for future operations and development of our business. Any future cash dividends would depend on contractual limitations, future earnings, capital requirements, our financial condition and other factors determined by our board of directors.

Successor Company - Liquidity and Capital Resources

At September 30, 2009, our unrestricted cash on hand was $43.9 million and we had $105.0 million in indebtedness (net of original issue discount of $6.1 million), which reflects the restructuring of our capital structure pursuant to the Plan. The reorganization pursuant to the Plan included the following:

•

a total of approximately $455 million in principal amount of outstanding Predecessor Company Notes and accrued interest was converted into approximately 95% of the common stock of the Successor Company;

•	the Predecessor Company’s common stock was converted into approximately 5% of the common stock of the Successor Company issued pursuant to the Plan;

•

we entered into the Credit Facility, which is a new senior secured credit facility, consisting of a one year amortizing $25 million term loan and a three-year revolving credit facility with $45 million of availability as of September 30, 2009, of which $25 million was drawn as of September 30, 2009;

•	we issued senior subordinated secured notes due 2014 (the “PIK Notes”) with an aggregate principal amount of $61.1 million, providing net proceeds of $55 million; and

•	we paid $83.0 million in principal and $1.1 million in interest outstanding under our previous Credit Agreement.

A summary of the key terms of our new borrowings is provided in Note 8, “Indebtedness” in the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report.

Of the $25 million drawn under the revolving portion of the Credit Facility, we used approximately $6.3 million to pay pre-petition vendor claims.

As of September 30, 2009, our equity capitalization consisted of (i) 38 million shares of common stock issued to holders of the Predecessor Company Notes, (ii) approximately 2 million shares of common stock issued to holders of Predecessor Company common stock and (iii) 17,384 shares of common stock issued to directors of the Successor Company under the 2009 LTIP.

With a new capital structure in place and an asset base which remains essentially unchanged, our management and Board of Directors are currently developing our strategy. We expect our focus will be to become a cost efficiency leader among our offshore Gulf of Mexico peers by reducing lease operating expenses and general and administrative expenses. We also expect to develop as a core competency the resources to cost effectively manage and perform abandonment and decommissioning work.

We expect our full year 2009 cash flows from operations to decline as compared with our operating cash flows for the year ended December 31, 2008, as a result of lower anticipated sales prices for oil and natural gas. We expect our cash used in investing activities for the full year 2009 will decline significantly as compared with our investing cash flows for the year ended December 31, 2008, as a result of our planned reduction in capital expenditures in 2009, negatively impacting reserve replacement and production enhancement and resulting in a continued decline in production from certain properties in our core areas and in our western area through the end of 2009 and continuing into 2010. Further, we expect that our deepwater production will begin to decline in 2010 and production from our western offshore properties will begin to decline in the fourth quarter of 2009. Our capital expenditure plan for 2010 is currently under development.

We expect that our exploration and development activities in 2009 will be significantly lower than in prior years. Capital expenditures for exploration and development activities totaled approximately $5 million for the nine-months ended September 30, 2009, and for the full year 2009 are projected to total approximately $10 million. Our planned expenditures for 2009 do not include any acquisitions or deepwater activities. We expect that any funding that may be approved for drilling in 2009 and into 2010 would be allocated primarily to lower risk exploration, development and exploitation opportunities. We plan to manage capital expenditures in an effort to achieve expenditure levels below our expected cash flow. We expect our initial efforts will concentrate on reducing production declines. We will also continue our efforts to reduce our cash operating costs.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the contractual commitments and commercial obligations which affect our financial condition and liquidity position as of September 30, 2009. The table is provided in this Quarterly Report because significant changes occurred in our contractual obligations since December 31, 2008, as a result of our reorganization. Those changes primarily include (i) the elimination of the obligations for principal payments on the Predecessor Company Notes and the Predecessor Company’s bank credit facility; (ii) the presentation of obligations for principal payments on the Credit Facility and PIK Notes and interest thereon; (iii) the reduction in operating lease commitments as a result of renegotiation of the lease for our corporate office in Louisiana and rejection in bankruptcy of our office lease in Texas and new lease for that office; and (iv) an increase in our undiscounted asset retirement obligations because we changed our estimate of the inflation rate applied to estimated future costs.

	Payments Due by Period
	Total	Three Months Ended December 31, 2009	Two Years Ended December 31, 2011	Two Years Ended December 31, 2013	Thereafter
	(In thousands)
Indebtedness (1)	$154,630	$6,250	$18,750	$25,000	$104,630
Interest on indebtedness (2)	53,025	855	3,784	27,751	20,635
Operating leases	4,291	197	1,181	1,262	1,651
Asset retirement obligations	224,311	4,348	21,851	24,277	173,835

Total	$436,257	$11,650	$45,566	$78,290	$300,751

(1)	Includes obligations for additions to principal on PIK Notes as a result of in-kind interest payments. See Note 8, “Indebtedness,” to the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report for additional information regarding interest on the PIK Notes.
(2)	Interest attributable to the Credit Facility was calculated using the rates in effect as of September 30, 2009. Interest attributable to the PIK Notes includes interest on additions to principal as described in (1) above.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 12 of the condensed consolidated financial statements in Item 1, Part I of this Quarterly Report.

Cautionary Statement Concerning Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Exchange Act. When used herein, the words “will,” “would,” “should,” “likely,” “estimates,” “thinks,” “strives,” “may,” “anticipates,” “expects,” “believes,” “intends,” “goals,” “plans,” or “projects” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. While our management considers the expectations and assumptions to be reasonable when and as made, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

•	our ability to retain and motivate key executives and other necessary personnel;

•	changes in general economic conditions;

•	uncertainties in reserve and production estimates;

•	unanticipated recovery or production problems;

•	hurricane and other weather-related interference with business operations;

•	the effects of delays in completion of, or shut-ins of, gas gathering systems, pipelines and processing facilities;

•	oil and natural gas prices and competition;

•	the impact of derivative positions;

•	production expense estimates;

•	cash flow estimates;

•	future financial performance;

•	the continuing effects of our reorganization;

•	planned capital expenditures; and

•	other matters that are discussed in our filings with the SEC.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2009, we had total indebtedness outstanding of $105 million (net of original issue discount of $6.1 million), of which $55 million, or approximately 52%, bears interest at fixed rates. The remaining $50 million bears interest at floating rates and consists of borrowings outstanding under the Credit Facility. At September 30, 2009, the weighted average interest rate under the Credit Facility was approximately 6.63%. If market interest rates were to average 1% higher in the fourth quarter of 2009, interest expense for the period on floating rate debt would be expected to increase approximately $0.1 million.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our Credit Facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may reduce the amount of oil and natural gas that we can economically produce. We currently sell all of our oil and natural gas production under price sensitive or market price contracts.

Historically, we have used commodity derivative instruments to manage commodity price risks associated with future oil and natural gas production. As a result of our liquidity challenges that led to the Chapter 11 Cases, we had settled all of our outstanding derivative contracts during March and May of 2009. In compliance with requirements contained in the Credit Facility, we have entered into the following derivative instruments, which were outstanding as of September 30, 2009:

Oil Contracts

Remaining Contract Term	Fixed-Price Swaps			Puts
	Daily Average Volume (Bbls)	Volume (Bbls)	Average Swap Price ($/Bbl)	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)	Fair Value
October 2009 – November 2009	725	44,250	$64.43	1,952	119,050	$60.00	$486,470
December 2009	1,403	43,500	$65.17	1,602	49,650	$60.00	$334,310
January 2010 – July 2010	3,053	647,250	$67.34	502	106,500	$60.00	$717,100
August 2010 – November 2010	625	76,200	$69.65	1,673	204,150	$60.00	$1,374,610
December 2010	1,200	37,200	$70.37	1,302	40,350	$60.00	$271,690
January 2011 – July 2011	2,261	479,250	$71.13	502	106,500	$60.00	$717,100
August 2011 – November 2011	502	61,200	$72.18	1,301	158,700	$60.00	$1,068,580
December 2011	948	29,400	$72.64	1,302	40,350	$60.00	$271,690

All of our commodity derivative instruments are with one counterparty who is a Lender in our Credit Facility.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because of the material weaknesses discussed below.

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

•

Complex or Non-Routine Accounting Matters. We lacked sufficient expertise and resources within our organization to effectively identify and evaluate the financial reporting implications of complex or non-routine accounting matters, such as application of ASC Topic 410, “Asset Retirement and Environmental Obligations” (originally issued as Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”).

•

Period-End Financial Reporting Process. We also lacked sufficient expertise and resources within our organization to ensure journal entries, both recurring and non-recurring, were accompanied by sufficient supporting documentation and were adequately reviewed and approved prior to being recorded.

In light of the material weaknesses described above, we performed additional procedures that were designed to provide reasonable assurance regarding the reliability of (1) our financial reporting; and (2) the preparation of the consolidated financial statements contained in our Quarterly Reports. Accordingly, management believes that the condensed consolidated financial statements included in our Quarterly Reports fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, except that we began to implement the remediation plans described below during the quarter.

(c) Management’s Remediation Plans

We plan to remediate our material weaknesses caused by a lack of personnel when we are able to recruit and retain the required resources. Management believes that (1) hiring adequate accounting resources with appropriate accounting expertise and (2) enhancing policies and procedures will remedy the material weaknesses described above.

During the quarter ended September 30, 2009, we retained additional resources within the accounting department, primarily through the use of consultants, with sufficient expertise to assist in the preparation of our financial statements and disclosures in accordance with GAAP. Additionally, we enhanced and strengthened our written accounting and reporting policies and trained our accounting department employees with respect to the new policies. Management intends to continue progress on its remediation plans focusing on permanent and sustainable changes to the Company’s internal controls over financial reporting. If management is able to complete its remediation plans and if management’s assessment and testing continues to result in positive results during the quarter ended December 31, 2009, management expects that the previously reported material weaknesses may be remediated as of December 31, 2009.

We are committed to completing the implementation of our remediation action plan and implementing the necessary enhancements to our resources, policies and procedures to fully remediate the material weaknesses discussed above, and these material weaknesses will not be considered remediated until (1) new resources are fully engaged and new processes are fully implemented, (2) new processes are implemented for a sufficient period of time and (3) we are confident that the new processes are operating effectively.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see the information in Note 13, “Commitments and Contingencies” in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A.	RISK FACTORS.

The following risk factors from the 2008 Annual Report are deleted and replaced by the risk factors set forth below: “We are currently in proceedings under Chapter 11 of the Bankruptcy Code. There is no guarantee that we will successfully emerge from bankruptcy. As part of our bankruptcy proceedings we are negotiating the Exit Facility but there is no guarantee that we will be able to successfully close the Exit Facility. If we are unable to successfully complete the Chapter 11 proceedings or close the Exit Facility, we may be forced to liquidate.”; “We faced significant liquidity challenges in 2009 that led to our Chapter 11 filings and could have ongoing material and adverse effects on our business operations even after we emerge from bankruptcy.”; “Even if we successfully enter into the Exit Facility and emerge from bankruptcy, we will continue to have substantial capital needs which may not be available in the future.”; “No established trading market exists for the common stock we anticipate issuing upon our emergence from bankruptcy, and if one develops, it may not be liquid.”; “We do not anticipate paying dividends on our common stock in the foreseeable future.”; “Failure to maintain compliance with the listing standards of the NYSE has resulted in the delisting of our common stock.”; “The MMS may shut in production on the outer shelf in connection with our failure to provide cash or other adequate security to secure our obligations to plug, abandon and decommission our wellbores and related pipelines and facilities.”; and “We have been requested to provide additional reserves with respect to our outstanding surety bonds.”

We faced significant liquidity challenges in 2009 that led to our and certain of our subsidiaries’ filing of the Chapter 11 Cases and could have ongoing material and adverse effects on our business operations even after we have emerged from bankruptcy.

Largely as a result of the shut-in of a significant amount of our production from September 2008 into early 2009 following Hurricanes Gustav and Ike and the dramatic decline in oil and natural gas prices that started in the third quarter of 2008, we have faced significant liquidity challenges, which led to our and certain of our subsidiaries’ filing of the Chapter 11 Cases. While we have emerged from bankruptcy, many current economic forecasts portray a dismal outlook for the oil and natural gas exploration and development business for the remainder of 2009 and extending into 2010 due to low and volatile oil and natural gas prices, coupled with the global recession. If prices continue at the current low levels, our anticipated investment will not be adequate to maintain our current production levels and we expect our production to decline significantly during the remainder of 2009 and into 2010 due primarily to natural reservoir declines combined with minimal investment in reserve replacement activities. At our current and anticipated production levels, combined with the current and expected lower prices, we may not have sufficient cash flows to fund our operations and meet our 2009 and 2010 financial obligations. As a result, we could continue to experience a decline in our revenues and available capital, which will substantially decrease our capital expenditures, drilling activities and operations.

We cannot be certain that our bankruptcy proceedings will not adversely affect our operations going forward.

Although we have emerged from bankruptcy, there is no assurance that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from our operating partners and others and to attract and retain employees. The failure to obtain such favorable terms and to attract and retain employees could adversely affect our financial performance.

Even though we have successfully entered into the Credit Facility and emerged from bankruptcy, we will continue to have substantial capital needs which may not be available in the future.

We have entered into the Credit Facility and successfully emerged from bankruptcy, but we will continue to have substantial capital requirements to fund our business. We may not be able to generate sufficient cash flow from operations to meet our debt payment obligations, which cash flows will be subject to a range of economic, competitive and business risk factors. Additionally, the amounts available under the Credit Facility may not be sufficient for our capital requirements and we may not be able to access additional financing resources due to a variety of reasons, including restrictive covenants in the Credit Facility and the lack of available capital due to the tightening of the global credit markets. If we are unable to make scheduled payments on the Credit Facility, or if our financing requirements are not met by the Credit Facility and we are unable to access additional financing, our business, operations, financial condition and cash flows will be negatively impacted.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Plan, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy. We filed projected financial information with the Bankruptcy Court and furnished it to the SEC as part of the disclosure statement approved by the Bankruptcy Court. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons. These projections were limited by the information available to us as of the date of the preparation of the projections. Therefore variations from the projections may be material. The projections have not been incorporated by reference into this report and neither these projections nor any version of the disclosure statement should be considered or relied on in connection with the purchase of our Common Stock.

Because our consolidated financial statements reflect fresh-start accounting adjustments made on emergence from bankruptcy and because of the effects of the transactions that became effective pursuant to the Plan, financial information in our current and future financial statements will not be comparable to our financial information from prior periods.

In connection with its emergence from bankruptcy, we adopted fresh-start accounting effective on September 30, 2009 in accordance with ASC 852. The adoption of fresh-start accounting resulted in our becoming a new entity for financial reporting purposes. As required by fresh-start accounting, our assets and liabilities have been adjusted to fair value. In addition to fresh-start accounting, our financial statements reflect all effects of the transactions implemented by the Plan. Accordingly, the financial statements prior to September 30, 2009 are not comparable with the financial statements for periods on or after September 30, 2009. Furthermore, the estimates and assumptions used to implement fresh-start accounting are inherently subject to significant uncertainties and contingencies beyond our control. Accordingly, we cannot provide assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future. In addition, the covenants in certain debt instruments to which we are a party, including the Credit Facility and the Indenture, place certain restrictions and conditions on our ability to pay dividends. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions that may prohibit or limit their ability to invest in us.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

We were required to make annual interest payments of approximately $45.0 million each year on the Senior Unsecured Notes, of which $17 million was due on April 15, 2009. Our failure to make these interest payments within 30 days of the due date was an event of default under the indenture governing the Senior Unsecured Notes and under the cross-default provision of the Credit Agreement.

On May 1, 2009, we and certain of our subsidiaries filed the Chapter 11 Cases under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended, in the Bankruptcy Court. The Chapter 11 Cases and related matters are addressed in Note 2 “Reorganization” of this Quarterly Report. Important additional information regarding the Chapter 11 Cases is available in our 2008 Annual Report, our Current Reports on Form 8-K filed from time to time with the SEC, and other announcements we make from time to time.

Subsequent to our filing the Chapter 11 Cases, we were also required to make an interest payment on the 8.75% Senior Notes due 2010. Our failure to make the required interest payment within 30 days of the due date was an event of default under the indenture governing the 8.75% Senior Notes due 2010.

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

Exhibit Number	Description

3.1	—Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009 (incorporated by reference to Exhibit 3.1 to Energy Partners, Ltd.’s Form 8-A/A filed September 21, 2009 (File No.001-16179)).

3.2	—Second Amended and Restated Bylaws of Energy Partners, Ltd. (incorporated by reference to Exhibit 3.2 of Energy Partners, Ltd.’s Form 8-A/A filed September 21, 2009 (File No. 001-16179)).

4.1	—Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as Trustee dated September 21, 2009 (incorporated by reference to Exhibit 10.2 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

Exhibit Number	Description

10.1	—Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of July 31, 2009 (incorporated by reference to Exhibit 99.1 to Energy Partners, Ltd.’s Form 8-K filed on August 4, 2009 (File No. 001-16179)).

10.2	—Credit Agreement by and among Energy Partners, Ltd., as Borrower, General Electric Capital Corporation, as Administrative Agent, and certain financial institutions, as Lenders dated September 21, 2009 (incorporated by reference to Exhibit 10.1 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.3	—Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as Trustee dated September 21, 2009 (incorporated by reference to Exhibit 10.2 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.4	—Note Purchase Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the purchasers named therein dated September 21, 2009 (incorporated by reference to Exhibit 10.3 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.5	—Exchange Agreement between Energy Partners, Ltd. and Mellon Investor Services LLC (operating with the service name BNY Mellon Shareowner Services), as Agent dated September 15, 2009 (incorporated by reference to Exhibit 10.4 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.6	—Form of 2009 Long Term Incentive Plan Option Award Agreement (incorporated by reference to Exhibit 10.5 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.7	—Form of 2009 Long Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

*31.1	—Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	—Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	—Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	—Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY PARTNERS, LTD.

Date: November 9, 2009	By:	/S/ GARY C. HANNA
Gary C. Hanna
Chief Executive Officer

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

Exhibit Number	Description

3.1	—Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009 (incorporated by reference to Exhibit 3.1 to Energy Partners, Ltd.’s Form 8-A/A filed September 21, 2009 (File No.001-16179)).

3.2	—Second Amended and Restated Bylaws of Energy Partners, Ltd. (incorporated by reference to Exhibit 3.2 of Energy Partners, Ltd.’s Form 8-A/A filed September 21, 2009 (File No. 001-16179)).

4.1	—Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as Trustee dated September 21, 2009 (incorporated by reference to Exhibit 10.2 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

Exhibit Number	Description

10.1	—Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of July 31, 2009 (incorporated by reference to Exhibit 99.1 to Energy Partners, Ltd.’s Form 8-K filed on August 4, 2009 (File No. 001-16179)).

10.2	—Credit Agreement by and among Energy Partners, Ltd., as Borrower, General Electric Capital Corporation, as Administrative Agent, and certain financial institutions, as Lenders dated September 21, 2009 (incorporated by reference to Exhibit 10.1 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.3	—Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as Trustee dated September 21, 2009 (incorporated by reference to Exhibit 10.2 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.4	—Note Purchase Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the purchasers named therein dated September 21, 2009 (incorporated by reference to Exhibit 10.3 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.5	—Exchange Agreement between Energy Partners, Ltd. and Mellon Investor Services LLC (operating with the service name BNY Mellon Shareowner Services), as Agent dated September 15, 2009 (incorporated by reference to Exhibit 10.4 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.6	—Form of 2009 Long Term Incentive Plan Option Award Agreement (incorporated by reference to Exhibit 10.5 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

10.7	—Form of 2009 Long Term Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.6 to Energy Partners, Ltd.’s Form 8-K filed September 25, 2009 (File No. 001-16179)).

*31.1	—Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*31.2	—Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*32.1	—Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	—Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes Oxley Act of 2002.