Form 10-Q
period 2010-03-31
ENERGY PARTNERS LTD
filed 2010-05-06
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 30, 2010, there were 40,064,731 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$50,214	$26,745
Trade accounts receivable	28,595	27,958
Receivables from insurance	4,051	5,464
Fair value of commodity derivative instruments	672	914
Deferred tax assets	5,923	5,768
Prepaid expenses	4,812	2,940

Total current assets	94,267	69,789
Property and equipment, under the successful efforts method of accounting for oil and natural gas properties	658,233	648,517
Less accumulated depreciation, depletion and amortization	(68,152)	(37,535)

Net property and equipment	590,081	610,982
Restricted cash	21,757	22,147
Other assets	3,588	3,647
Deferred financing costs — net of accumulated amortization of $650 at March 31, 2010 and $325 at December 31, 2009	2,338	2,663

	$712,031	$709,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,992	$14,047
Accrued expenses	31,759	32,822
Asset retirement obligations	9,870	10,830
Current portion of long-term debt	12,500	18,750
Fair value of commodity derivative instruments	10,444	10,256

Total current liabilities	77,565	86,705
Long-term debt	61,995	58,590
Asset retirement obligations	61,872	59,150
Deferred tax liabilities	19,986	16,953
Fair value of commodity derivative instruments	4,833	7,519
Other	191	224
Commitments and contingencies (Note 7)

	226,442	229,141
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value per share. Authorized 75,000,000 shares; shares issued and outstanding 40,058,718 and 40,021,770 at March 31, 2010 and December 31, 2009, respectively	40	40
Additional paid-in capital	501,445	501,059
Accumulated deficit	(15,896)	(21,012)

Total stockholders’ equity	485,589	480,087

	$712,031	$709,228

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)	Successor Company Three Months Ended March 31, 2010	Predecessor Company Three Months Ended March 31, 2009
Revenue:
Oil and natural gas	$70,683	$42,650
Other	36	50

	70,719	42,700
Costs and expenses:
Lease operating	14,442	15,977
Transportation	490	136
Exploration expenditures and dry hole costs	1,854	572
Impairments	769	5,113
Depreciation, depletion and amortization	29,855	32,140
Accretion of liability for asset retirement obligations	3,222	1,834
General and administrative	4,188	10,217
Taxes, other than on earnings	2,037	1,399
(Gain) loss on abandonment activities	(197)	456
Other	(52)	(112)

Total costs and expenses	56,608	67,732
Business interruption recovery	—	1,185

Income (loss) from operations	14,111	(23,847)
Other income (expense):
Interest income	9	38
Interest expense	(4,202)	(11,713)
Gain (loss) on derivative instruments	(1,924)	3,651

	(6,117)	(8,024)
Income (loss) before income taxes	7,994	(31,871)
Deferred provision for income taxes	(2,878)	—

Net income (loss)	$5,116	$(31,871)

Basic earnings (loss) per share	$0.13	$(0.99)
Diluted earnings (loss) per share	$0.13	$(0.99)
Weighted average common shares used in computing earnings (loss) per share:
Basic	40,040	32,106
Effect of dilutive stock options and restricted shares	19	—

Diluted	40,059	32,106

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Successor Company Three Months Ended March 31, 2010	Predecessor Company Three Months Ended March 31, 2009
Cash flows from operating activities:
Net income (loss)	$5,116	$(31,871)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	29,855	32,140
Accretion of liability for asset retirement obligations	3,222	1,834
Unrealized (gain) loss on derivative contracts	(1,736)	649
Non cash compensation	165	1,367
Deferred income taxes	2,878	—
In-kind interest on PIK Notes	3,225	—
Exploration expenditures	1,756	(12)
Impairments	769	5,113
Amortization of deferred financing costs	504	1,332
Other	(197)	329
Changes in operating assets and liabilities:
Trade accounts receivable	(637)	3,643
Other receivables	1,413	1,720
Prepaid expenses	(1,872)	(164)
Other assets	(71)	(4,734)
Accounts payable and accrued expenses	(3,656)	(3,856)
Other liabilities	(1,263)	(5,239)

Net cash provided by operating activities	39,471	2,251

Cash flows used in investing activities:
Property acquisitions	(50)	(29)
Exploration and development expenditures	(9,663)	(24,005)
Other property and equipment additions	(39)	(125)

Net cash used in investing activities	(9,752)	(24,159)

Cash flows provided by (used in) financing activities:
Repayments of indebtedness	(6,250)	—
Proceeds from indebtedness	—	40,000

Net cash provided by (used in) financing activities	(6,250)	40,000

Net increase in cash and cash equivalents	23,469	18,092
Cash and cash equivalents at beginning of period	26,745	1,991

Cash and cash equivalents at end of period	$50,214	$20,083

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) BASIS OF PRESENTATION

Energy Partners, Ltd. (“we,” “our,” “us,” or “the Company”) was incorporated as a Delaware corporation on January 29, 1998. We operate as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the shallow to moderate-depth waters in the Gulf of Mexico focusing on the areas offshore Louisiana as well as the deepwater Gulf of Mexico in depths less than 5,000 feet.

On May 1, 2009, we and certain of our subsidiaries filed voluntary petitions (In re: Energy Partners, Ltd., et. al., Case No. 09-32957) for reorganization under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101 et seq., as amended (“Chapter 11”), in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). On September 21, 2009, we emerged from Chapter 11 reorganization (the “Exit Date”) pursuant to the plan of reorganization confirmed by the Bankruptcy Court (the “Plan”). In accordance with the Plan, the Company’s 9.75% Senior Unsecured Notes due 2014 (the “Fixed Rate Notes”), its Senior Floating Rate Notes due 2013 (the “Floating Rate Notes” and together with the Fixed Rate Notes, the “Senior Unsecured Notes”) and its 8.75% Senior Notes due 2010 (collectively with the Senior Unsecured Notes, the “Predecessor Company Notes”) and the related accrued interest were discharged in the reorganization. We converted the Predecessor Company Notes and outstanding Predecessor Company common stock into shares of our new common stock as of the Exit Date. In accordance with the terms of the Plan, the Predecessor Company Notes and related indentures, as well as the Predecessor Company’s outstanding common shares, were cancelled. Each holder of these notes received, in exchange for such holder’s respective claim (including principal and accrued interest), such holder’s pro rata portion of approximately 95% of the common stock in the Successor Company, or 38 million shares. Each holder of the Predecessor Company’s common stock received, in full satisfaction of and in exchange for such holder’s respective common stock interests, such holder’s pro rata portion of approximately 5% of the common stock in the Successor Company, or approximately 2 million shares. Additional information regarding our reorganization under Chapter 11 is available in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 11, 2010 (the “2009 Annual Report”).

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 852 (“ASC 852”), “Reorganizations,” we adopted fresh-start accounting as of September 30, 2009. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in relation to their fair values. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes. References to the “Predecessor Company” refer to reporting dates of the Company through September 30, 2009, including the effect of the reorganization and application of fresh-start accounting; subsequent thereto, the Company is referred to as the “Successor Company” in the condensed consolidated statements of operations and cash flows and the notes to the condensed consolidated financial statements. The statements of operations and cash flows for the three months ended March 31, 2009 do not reflect the effect of any changes in the Company’s capital structure or changes in fair values of assets and liabilities as a result of fresh-start accounting.

The financial information as of March 31, 2010 and for the three-month periods ended March 31, 2010 and March 31, 2009 has not been audited. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in the current period. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in our 2009 Annual Report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year and the financial information presented for the Predecessor Company will not be comparable to the financial information presented for the Successor Company.

(2) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect, if dilutive, of potential common shares associated with stock option and restricted share awards outstanding during each period.

(3) ASSET RETIREMENT OBLIGATIONS

Changes in our asset retirement obligations for the three months ended March 31, 2010 were as follows:

Three Months Ended March 31, 2010
(in thousands)
Balance at December 31, 2009	$69,980
Accretion expense	3,222
Revisions	(197)
Liabilities settled	(1,263)

Balance at March 31, 2010	71,742
Less: Amount required to be settled within the next twelve months	(9,870)

Balance at March 31, 2010, noncurrent asset retirement obligations	$61,872

(4) INDEBTEDNESS

On September 21, 2009, we entered into a senior secured credit facility with General Electric Capital Corporation, as administrative agent and the lender parties thereto (the “Credit Facility”). The Credit Facility provides for senior secured borrowings consisting of (a) a one-year, $25 million term loan and (b) a three-year revolving credit facility that may be used for revolving credit loans and letters of credit from time to time up to a maximum principal amount of $125 million, including the $25 million term loan. The maximum amount of letters of credit that may be outstanding at any one time is $20 million, and the amount available under the revolving credit facility is limited by the borrowing base. The initial borrowing base at closing was $70 million, including the $25 million term loan. The borrowing base is subject to semi-annual redeterminations based on the proved reserves of the oil and gas properties that serve as collateral for the Credit Facility. We were subject to our first borrowing base redetermination beginning in December 2009, and in January 2010 our borrowing base was reaffirmed at $45 million plus the remaining balance on the term loan. At March 31, 2010, the borrowing base was $57.5 million, including the $12.5 million remaining balance on the term loan. Our obligations under the Credit Facility and under derivative contracts with the lenders are guaranteed by our material subsidiaries and secured by our real property assets and the oil and gas properties to which 90% of the present value of our proved reserves is attributable.

(5) DERIVATIVE TRANSACTIONS

We enter into derivative transactions to reduce exposure to fluctuations in the price of oil and natural gas for a portion of our production. Our put contracts limit our exposure to declines in the sales price of oil for a limited amount of our production. Our fixed-price swaps fix the sales price for a limited amount of our production and, for the contracted volumes, eliminate our ability to benefit from increases in the sales price of the related production. Derivative contracts are carried at their fair value on the condensed consolidated balance sheets as Fair value of commodity derivative instruments and in Other assets, and all unrealized and realized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense) in the condensed consolidated statements of operations.

As of March 31, 2010, the following derivative instruments were outstanding:

Oil Contracts

	Fixed-Price Swaps			Puts
Remaining Contract Term	Daily Average Volume (Bbls)	Volumes (Bbls)	Average Swap Price ($/Bbl)	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)
April 2010—July 2010	2,887	352,200	$68.22	502	61,200	$60.00
August 2010—November 2010	625	76,200	$69.65	1,673	204,150	$60.00
December 2010	1,200	37,200	$70.37	1,302	40,350	$60.00
January 2011—July 2011	2,261	479,250	$71.13	502	106,500	$60.00
August 2011—November 2011	502	61,200	$72.18	1,301	158,700	$60.00
December 2011	948	29,400	$72.64	1,302	40,350	$60.00

Natural Gas Contracts

	Puts
Remaining Contract Term	Daily Average Volume (Mmbtu)	Volume (Mmbtu)	Floor Price ($/Mmbtu)
April 2010	25,000	750,000	$4.00
May 2010	23,000	713,000	$4.00
June 2010	22,000	660,000	$4.00

The following table presents information about the components of gain (loss) on derivative instruments:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Derivative contracts:
Unrealized gain (loss) due to change in fair market value	$1,736	$(649)
Realized gain (loss) on settlement	(3,660)	4,300

Total gain (loss) on derivative instruments	$(1,924)	$3,651

(6) FAIR VALUE MEASUREMENTS

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

As of March 31, 2010, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our commodity derivative instruments. The fair values of derivative instruments were measured using price inputs published by NYMEX. These price inputs are quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy. The following tables present our assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2010
	Carrying Amount	Total Fair Value	Fair Value Measurements Using:
			Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities) (in thousands):
Derivative instruments	$1,379	$1,379	$—	$1,379	$—
Derivative instruments	$(15,277)	$(15,277)	$—	$(15,277)	$—

The fair value of our variable rate debt under our Credit Facility approximated the carrying amount at March 31, 2010. As of March 31, 2010, we estimate that the fair value of our 20% Senior Subordinated Secured PIK Notes due 2014 (“PIK Notes”) approximates the carrying amount. The PIK Notes are not traded and therefore quoted prices were not available.

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

(7) COMMITMENTS AND CONTINGENCIES

We maintain restricted escrow funds in a trust for future plugging, abandonment and other decommissioning costs at our East Bay field. The trust was originally funded with $15 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon the authorization, and subsequent completion, of qualifying abandonment activities at our East Bay field. At March 31, 2010, we had $12.9 million remaining in restricted escrow funds for decommissioning work in our East Bay field, $6.9 million of which will be available for draw upon authorization, and subsequent completion, of additional qualifying decommissioning activities as that work progresses. The remaining $6.0 million will remain restricted until substantially all required decommissioning in the East Bay field is complete. Through March 31, 2010, we had made draws of $3.8 million. During April 2010, we made an additional draw of $0.7 million. Amounts on deposit in the trust account are reflected in Restricted cash on our consolidated balance sheets.

We record liabilities when we deliver production that is in excess of our interest in certain properties. Additionally, we may, from time to time, receive cash in excess of amounts that we estimate are due to us for our interest in production, which amounts may be subject to further review, may require more information to resolve or may be in dispute. At March 31, 2010, based on information available to us, the amount that may be subject to claim by one purchaser of our production of $5.0 million is included in accrued expenses.

In the ordinary course of business, we are a defendant in various other legal proceedings. We do not expect our exposure in these other proceedings, individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or liquidity.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements we make in this Quarterly Report on Form 10-Q (the “Quarterly Report”) which express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part 1 of our 2009 Annual Report.

OVERVIEW

The Company was incorporated as a Delaware corporation in January 1998 and operates as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the shallow to moderate-depth waters in the Gulf of Mexico focusing on the areas offshore Louisiana as well as the deepwater Gulf of Mexico in depths less than 5,000 feet.

We maintain a website at www.eplweb.com that contains information about us, including links to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission (the “SEC”).

We use the successful efforts method of accounting for oil and natural gas producing activities. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Exploratory drilling costs are charged to expense if and when activities result in no reserves in commercial quantities. Seismic, geological and geophysical, and delay rental expenditures are expensed as they are incurred. We conduct various exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our 2009 Annual Report includes a discussion of our critical accounting policies, which have not changed significantly since the end of the last fiscal year.

We produce both oil and natural gas. Throughout this Quarterly Report, when we refer to “total production,” “total reserves,” “percentage of production,” “percentage of reserves,” or any similar term, we have converted our natural gas reserves or production into barrel equivalents. For this purpose, six thousand cubic feet of natural gas is equal to one barrel of oil, which is based on the relative energy content of natural gas and oil. Natural gas liquids are aggregated with oil in this Quarterly Report.

Outlook

Our reorganization under Chapter 11 in 2009 restructured our balance sheet and substantially reduced our indebtedness. During the course of our Chapter 11 reorganization, we continued to operate in the ordinary course of business without the sale of any assets and continued to meet our business obligations to our vendors and joint interest owners in the ordinary course of business. As a result of our reorganization, the Company now has an improved capital structure and enhanced financial flexibility.

We entered 2010 with a continuing focus on achieving meaningful cost reductions in general and administrative (“G&A”) expenses and lease operating expenses (“LOE”), converting non-producing reserves to cash flow, developing a core competency in plugging, abandonment and decommissioning operations and evaluating opportunities while allocating capital in a rigorous and disciplined manner intended to achieve an overall lower risk capital expenditure profile. Our process for allocating capital focuses on maximizing rate of return and requires projects to compete on that basis.

We believe that we have identified sufficient exploitation opportunities such that our 2010 average oil production levels will equal or exceed our 2009 levels. However, we expect our overall natural gas production to decline in 2010 as a result of natural gas production declines that occurred in the second half of 2009 and are expected to continue during 2010. Prior to 2010, we defined an initial low-risk capital budget oriented towards stabilizing production at the levels experienced in the quarter ended December 31, 2009 and have since continued to develop additional production enhancing opportunities to be considered in 2010 and 2011. We will consider additional capital projects, including those that may help us achieve more balance between exploration and exploitation, which we expect could move us from forecasted production declines in 2010 toward the maintenance of current production levels.

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

We are also focused on the development of a core competency in plugging, abandonment and decommissioning operations in an attempt to reduce our overall costs in that area of operations, which will enable us to achieve our objectives of prudently removing idle infrastructure throughout the remaining productive lives of our fields and, over time, reducing ongoing LOE associated with maintaining idle infrastructure.

We continue to generate prospects, strive to maintain an extensive inventory of drillable prospects in-house and maintain exposure to new opportunities through relationships with industry partners. Generally, we attempt to fund any exploration and development expenditures with internally generated cash flows.

Our drilling program will be more active in 2010 compared to 2009. Our longer term operating strategy is to increase our oil and natural gas reserves and production while focusing on reducing exploration and development costs and operating costs to be competitive with our offshore Gulf of Mexico industry peers. The 2010 drilling program contemplated by our initial capital budget of approximately $45 million for exploration and development expenditures is comprised predominantly of lower-risk development and exploitation opportunities in order to stabilize production. As the year progresses, and as we evaluate the initial results of our capital expenditure program, our budget may be increased to fund additional development or exploration opportunities to the extent we have cash available in excess of that contemplated by the initial capital budget.

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as oil and natural gas prices, tropical weather, economic, political and regulatory developments and availability of other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. See “Risk Factors” in Item 1A of our 2009 Annual Report for a more detailed discussion of these risks.

Results of Operations

Our Chapter 11 reorganization did not result in the disposition of any of our oil and natural gas properties. As a result, the comparability of certain components of our operating results and key operating performance measures, specifically those related to production, average oil and natural gas selling prices, revenues and LOE, was not significantly impacted by the reorganization. For accounting purposes, the Predecessor Company’s operations are deemed to have ceased on September 30, 2009, and a new entity is deemed to have begun operations as of that date. As a result, the condensed consolidated financial statements of the Predecessor Company are not comparable to those of the Successor Company. For those items that are not comparable, we have included additional analysis to supplement the discussion. The following line items in our condensed consolidated statements of operations for the three months ended March 31, 2010 are not comparable to the three months ended March 31, 2009 due to our reorganization and application of fresh-start accounting:

•	Depreciation, depletion and amortization;

•	Accretion of liability for asset retirement obligations;

•	Interest expense;

•	Income (loss) from operations; and

•	Net income (loss).

During the three months ended March 31, 2010, we completed five (5) recompletion operations, four (4) of which were successful, and two (2) exploratory drilling operations, one (1) of which was successfully completed in the Western offshore area in early January 2010.

Our operating results for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, reflect significantly higher average selling prices for our oil and slightly higher natural gas sales prices. Additionally, our product mix reflects an increase in oil production and a decline in natural gas production.

For the three months ended March 31, 2010, our revenues increased 66% as compared to the three months ended March 31, 2009 due primarily to significantly higher average selling prices for our oil production and the increase in oil production. Our overall production volumes increased by 4% for the three months ended March 31, 2010 when compared to the three months ended March 31, 2009.

Our Gulf of Mexico shelf production increased in the three months ended March 31, 2010, as compared to the quarter ended March 31, 2009, due primarily to our development operations in the second half of 2009 and continuing into the first quarter of 2010. This increase in production offset a 27% decline in our deepwater production, primarily natural gas, for the quarter ended March 31, 2010, as compared to the quarter ended March 31, 2009, which was due primarily to natural reservoir decline from our deepwater well. We expect that our deepwater production will continue to decline in 2010.

In addition to the items addressed above, our net income for the three months ended March 31, 2010 as compared to the net loss for the three months ended March 31, 2009 reflects significant reductions in G&A expenses and interest expense due primarily to our reorganization.

Our effective tax rate for the three months ended March 31, 2010 was 36%. Our effective tax rate for the three months ended March 31, 2009 was zero because we provided a valuation allowance against the net deferred tax assets generated during the three months ended March 31, 2009.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations:

	Successor Company Three Months Ended March 31, 2010	Predecessor Company Three Months Ended March 31, 2009
Net production (per day):
Oil (Bbls)	7,227	5,223
Natural gas (Mcf)	50,932	59,386
Total (Boe)	15,716	15,121
Average sales prices:
Oil (per Bbl)	$71.44	$36.83
Natural gas (per Mcf)	5.28	4.74
Total (per Boe)	49.97	31.34
Oil and natural gas revenues (in thousands):
Oil	$46,467	$17,316
Natural gas	24,216	25,334

Total	70,683	42,650
Impact of derivatives instruments settled during the period (1):
Oil (per Bbl)	$(5.63)	$7.54
Natural gas (per Mcf)	$—	$0.14
Average costs (per Boe):
LOE	$10.21	$11.74
Depreciation, depletion and amortization (“DD&A”)	21.11	23.62
Accretion of liability for asset retirement obligations	2.28	1.35
Taxes, other than on earnings	1.44	1.03
G&A expenses	2.96	7.51
Increase (decrease) in oil and natural gas revenues due to (in thousands):
Changes in prices of oil	$16,267
Changes in production volumes of oil	12,884

Total increase in oil sales	29,151
Changes in prices of natural gas	$2,853
Changes in production volumes of natural gas	(3,971)

Total decrease in natural gas sales	(1,118)

(1)	See Other Income and Expense section for further discussion of the impact of derivative instruments.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue and Net Income (Loss)

	Successor Company Three Months Ended March 31,2010	Predecessor Company Three Months Ended March 31, 2009
		(in thousands)	$ Change	% Change
Oil and natural gas revenues	$70,683	$42,650	$28,033	66%
Net income (loss)	5,116	(31,871)	NM	NM

NM – Not Meaningful

Our oil and natural gas revenues increased primarily as a result of the 94% increase in average selling prices for our oil in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. In addition, oil production increased by 38% in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, while gas production declined 14%. The percentage of production represented by oil has increased for us. Oil represented 46% of total production for the three months ended March 31, 2010, as compared to 35% of total production for the three months ended March 31, 2009.

Operating Expenses

Our operating expenses primarily consist of the following:

	Successor Company Three Months Ended March 31, 2010	Predecessor Company Three Months Ended March 31, 2009
		(in thousands)	$ Change	% Change
LOE	$14,442	$15,977	$(1,535)	(10)%
Exploration expenditures and dry hole costs	1,854	572	1,282	NM
Impairments	769	5,113	(4,344)	NM
DD&A, including accretion expense	33,077	33,974	NM	NM
G&A expenses	4,188	10,217	(6,029)	(59)%
Taxes, other than on earnings	2,037	1,399	638	46%

NM – Not Meaningful

We drilled one (1) exploratory dry hole in the three months ended March 31, 2010, resulting in $1.8 million of dry hole costs.

G&A expenses, which include cash and non-cash stock based compensation of $0.2 million and $1.5 million in the three months ended March 31, 2010 and 2009, respectively, decreased in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily as a result of legal and financial advisory fees associated with our balance sheet restructuring efforts in the 2009 quarter and the impact of cost reduction efforts on the 2010 quarter.

Taxes, other than on earnings, increased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, due primarily to higher average sales prices for oil (which is taxed based on value).

Other Income and Expense

Our interest expense was impacted by our reorganization and is not comparable for the periods presented. Interest expense decreased in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily because the Predecessor Company Notes were converted into common stock and discharged in the reorganization. We expect our effective interest rate on borrowings will be higher in 2010 than in prior years due to the higher interest rate applicable to the PIK Notes.

Other income (expense) in the three months ended March 31, 2010 includes a net loss of $1.9 million consisting of an unrealized gain of $1.7 million due to the change in fair market value of derivative instruments which are to be settled in the future and a loss of $3.6 million on derivative instruments settled during the quarter primarily from the impact of an increase in oil selling prices during 2010. Other income (expense) in the three months ended March 31, 2009 includes a net gain of $3.7 million consisting of an unrealized loss of $0.6 million due to the change in fair market value of derivative instruments which were to be settled in the future and a gain of $4.3 million on derivative instruments settled during the quarter primarily from the impact of a decline in oil and natural gas selling prices during 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

As of March 31, 2010, we had Cash and cash equivalents of $50.2 million and no borrowings outstanding under the Credit Facility. The undrawn commitment under the Credit Facility was $45 million as of that date. We had total indebtedness of $74.5 million (net of $5.7 million of unamortized original issue discount on the PIK Notes) consisting of $12.5 million remaining on the term loan component of the Credit Facility and $62.0 million related to the PIK Notes. As of April 30, 2010, the Cash and cash equivalents on our balance sheet has increased and we have continued to reduce the amounts outstanding under the Credit Facility as we amortize the term loan portion thereof.

As of March 31, 2010, the Credit Facility had a borrowing base of $57.5 million, consisting of $45 million plus the $12.5 million remaining principal balance on the term loan. The borrowing base is subject to semi-annual redeterminations based on the proved reserves of the oil and gas properties that serve as collateral for the Credit Facility. We were subject to our first borrowing base redetermination beginning in December 2009, and our borrowing base was reaffirmed at $45 million plus the remaining principal balance on the term loan. Monthly scheduled repayments of the term loan, each in the amount of $2.1 million, reduce the borrowing base by the principal amount of each such repayment.

A key focus of management in 2010 is seeking to reduce our cost of financing. Among other things, we are seeking to refinance the PIK Notes and/or the Credit Facility in order to achieve this objective. In the event we are able to repay the PIK Notes prior to maturity, we would record a loss on debt extinguishment equal to the total of the unamortized original issue discount and unamortized deferred financing costs associated with the PIK Notes. At March 31, 2010, these amounts totaled approximately $5.8 million.

We entered 2010 with a capital budget of approximately $57 million, of which approximately $45 million was allocated for exploration and development expenditures and $12 million for plugging, abandonment and other decommissioning expenditures. This initial capital budget focuses on maximizing the return from existing development opportunities and converting nonproducing reserves, primarily oil reserves, to production and positive cash flow. Our near-term goal through these efforts is to stabilize existing production levels that are subject to natural reservoir declines. These activities have been more heavily weighted toward the first half of the year. As the year progresses, and as we evaluate the initial results of our capital expenditure program, our budget may be increased to fund additional development or exploration opportunities to the extent we have cash available in excess of that contemplated by the initial capital budget.

Our capital expenditure budget does not include any acquisitions, for which we do not budget, or deepwater activities. Capital expenditures on our deepwater portfolio do not currently fit with our near-term strategy and may not fit with our longer term strategy, given the significant capital requirements and long lead times from initial investment to first production associated with deepwater oil and gas exploration and development activities. We are currently evaluating our deepwater portfolio and may monetize or trade assets in that portfolio. However, we maintain our rights to participate in the development of our deepwater discoveries until we elect not to proceed with such development plans as may be proposed by the operator of the properties in accordance with the applicable joint operating agreements.

We expect our 2010 cash flows from operations to increase as compared with our operating cash flows for the year ended December 31, 2009, primarily as a result of higher anticipated sales prices for oil and natural gas. We expect our cash used in investing activities for 2010 will increase as compared with our investing cash flows for the year ended December 31, 2009, as a result of our planned increase in capital expenditures in 2010.

At March 31, 2010, our working capital is $16.7 million compared to a working capital deficit of $16.9 million at December 31, 2009. We have experienced and may experience in the future substantial working capital deficits. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which may be capitalized as noncurrent assets.

We maintain restricted escrow funds in a trust for future plugging, abandonment and other decommissioning costs at our East Bay field. The trust was originally funded with $15 million and, with accumulated interest, had increased to $16.7 million at December 31, 2008. We have made draws to date through April 2010 of $4.5 million, with $1.1 million drawn in 2010. We may draw from the trust upon the authorization, and subsequent completion, of qualifying abandonment activities at our East Bay field. As of April 30, 2010, we had $12.2 million remaining in restricted escrow funds for decommissioning work in our East Bay field, $6.2 million of which will be available for draw upon authorization, and subsequent completion, of additional qualifying decommissioning activities as that work progresses. The remaining $6.0 million will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our condensed consolidated balance sheets.

Shortly following our emergence from Chapter 11 reorganization, we provided the Minerals Management Service (“MMS”) with surety bonds in support of decommissioning obligations on certain federal leases in the Gulf of Mexico, and we resumed production from the federal portion of the East Bay field. During April 2010, we regained supplemental waiver status, and we are no longer required to post these surety bonds. We expect that the cash held as collateral for these surety bonds totaling approximately $5.5 million will be released during the second quarter of 2010, which will reduce the Restricted cash on our condensed consolidated balance sheet and will provide us with additional liquidity. We expect the cancellation of these surety bonds will reduce our surety bonding costs. In addition, we believe that we may realize the release of an additional $3.3 million of cash held as collateral for other surety bonding obligations, which would further reduce our Restricted cash and provide additional liquidity.

The MMS and other regulatory bodies, including those regulating the decommissioning of our pipelines and facilities under the jurisdiction of the state of Louisiana, may change their requirements or enforce requirements in a manner inconsistent with our expectations, which could materially increase the cost of such activities and/or accelerate the timing of cash expenditures and could have a material adverse effect on our financial position, results of operations and cash flows. See the Risk Factor “A change in the jurisdictional characterization of some of our assets by federal, state or local regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase” in Part I, Item 1A of our 2009 Annual Report.

Analysis of Cash Flows – Three Months Ended March 31, 2010

The following table sets forth our cash flows (in thousands):

	Successor Company Three Months Ended March 31, 2010	Predecessor Company Three Months Ended March 31, 2009
Cash flows provided by operating activities	$39,471	$2,251
Cash flows used in investing activities	(9,752)	(24,159)
Cash flows provided by (used in) financing activities	(6,250)	40,000

The increase in our 2010 cash flows from operations primarily reflects the impact of the increase in oil and natural gas sales prices realized during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Net cash used in investing activities declined in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 as a result of lower capital expenditures reflecting our disciplined capital allocation approach in 2010.

Net cash used in financing activities during the three months ended March 31, 2010 reflects the payments on the term loan component of our Credit Facility. Net cash provided by financing activities during the three months ended March 31, 2009 reflects increased utilization of the Predecessor Company’s credit facility to fund working capital shortfalls caused by the decline in production and the precipitous decline in oil and natural gas sales prices in 2009.

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

Cautionary Statement Concerning Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used herein, the words “will,” “would,” “should,” “likely,” “estimates,” “thinks,” “strives,” “may,” “anticipates,” “expects,” “believes,” “intends,” “goals,” “plans,” or “projects” and similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. While our management considers the expectations and assumptions to be reasonable when and as made, they are inherently subject to significant business, economic, competitive, regulatory and other risks, contingencies and uncertainties, most of which are difficult to predict and many of which are beyond our control. These risks, contingencies and uncertainties relate to, among other matters, the following:

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

These statements are based on current expectations and projections about future events and involve known and unknown risks, uncertainties, and other factors that may cause actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Investors are cautioned that all such statements involve risks and uncertainties. Our actual decisions, performance and results may differ materially. Important trends or factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in the section “Risk Factors” in Part 1, Item 1A and elsewhere in our 2009 Annual Report, elsewhere in this Quarterly Report, and in our reports and registration statements filed from time to time with the SEC, and other announcements we make from time to time.

Although we believe that the assumptions on which any forward-looking statements are based in this Quarterly Report and other periodic reports filed by us are reasonable when and as made, no assurance can be given that such assumptions will prove correct. All forward-looking statements in this Quarterly Report are expressly qualified in their entirety by the cautionary statements in this section and elsewhere in this Quarterly Report and we undertake no obligation to publicly update or revise any forward-looking statements, except as required by applicable securities laws and regulations.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2010, we had total indebtedness outstanding of $74.5 million (net of unamortized original issue discount of $5.7 million), of which $62.0 million, or approximately 83%, bears interest at fixed rates. The remaining $12.5 million of indebtedness bears interest at floating rates and consists of borrowings outstanding under the Credit Facility. At March 31, 2010, the weighted average interest rate under the Credit Facility was approximately 6.5%. If market interest rates were to average 1% higher in the second quarter of 2010, interest expense for the period on floating-rate debt would be expected to increase by approximately $25,000.

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

Historically, we have used commodity derivative instruments to manage commodity price risks associated with future oil and natural gas production. As a result of our liquidity challenges that led to our filing for reorganization under Chapter 11, we had settled all of our outstanding derivative contracts during March and May of 2009. In compliance with requirements contained in the Credit Facility, we have entered into the following derivative instruments, which were outstanding as of March 31, 2010:

Oil Contracts

	Fixed-Price Swaps				Puts
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Average Swap Price ($/Bbl)	Fair Value	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)	Fair Value
April 2010—July 2010	2,887	352,200	$68.22	$(5,652,389)	502	61,200	$60.00	$4,614
August 2010—November 2010	625	76,200	$69.65	$(1,162,301)	1,673	204,150	$60.00	$162,231
December 2010	1,200	37,200	$70.37	$(547,275)	1,302	40,350	$60.00	$53,952
January 2011—July 2011	2,261	479,250	$71.13	$(6,738,030)	502	106,500	$60.00	$218,956
August 2011—November 2011	502	61,200	$72.18	$(803,877)	1,301	158,700	$60.00	$463,830
December 2011	948	29,400	$72.64	$(373,296)	1,302	40,350	$60.00	$100,713

Natural Gas Contracts

	Puts
Remaining Contract Term	Daily Average Volume (Mmbtu)	Volume (Mmbtu)	Floor Price ($/ Mmbtu)	Fair Value
April 2010	25,000	750,000	$4.00	$—
May 2010	23,000	713,000	$4.00	$189,449
June 2010	22,000	660,000	$4.00	$184,945

All of our commodity derivative instruments are with one counterparty that is a lender under our Credit Facility.

Item 4.	CONTROLS AND PROCEDURES.

(a) Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Because of their inherent limitations, disclosure controls and procedures may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to the risk that such controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with the controls or procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see the information in Note 7, “Commitments and Contingencies” in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A.	RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. – Risk Factors” in our 2009 Annual Report that could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2009 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

The following two risk factors from our 2009 Annual Report are deleted:

“We may not regain exempt status from MMS regulations requiring bonds or other surety in support of our offshore decommissioning obligations.”

“Our common stock is thinly traded and ownership is primarily concentrated in a few holders.”

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

Exhibit Number	Exhibit Description	Incorporated by Reference	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
		Form

2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009					X

3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-K/A	001-16179	3.1	09/21/2009

3.2	Second Amended and Restated Bylaws of Energy Partners, Ltd.	8-K/A	001-16179	3.2	09/21/2009

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as Trustee dated September 21, 2009	8-K	001-16179	10.2	09/25/2009

10.1†	Summary of 2010 Amendments to the Energy Partners, Ltd. Change of Control Severance Plan	8-K	001-16179	10.1	04/16/2010

10.2†	Summary of 2010 Amendments to the Employment Agreement, dated as of October 1, 2009, between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	04/16/2010

10.3†	Employment Agreement, dated as of October 1, 2009, between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.1	10/6/2009

10.4†	Option Award Agreement, dated as of September 30, 2009, between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	10/6/2009

31.1	Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY PARTNERS, LTD.

Date: May 6, 2010	By:	/s/ Gary C. Hanna
Gary C. Hanna Chief Executive Officer

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

Exhibit Number	Exhibit Description	Incorporated by Reference	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
		Form
2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009					X

3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-K/A	001-16179	3.1	09/21/2009

3.2	Second Amended and Restated Bylaws of Energy Partners, Ltd.	8-K/A	001-16179	3.2	09/21/2009

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as Trustee dated September 21, 2009	8-K	001-16179	10.2	09/25/2009

10.1†	Summary of 2010 Amendments to the Energy Partners, Ltd. Change of Control Severance Plan	8-K	001-16179	10.1	04/16/2010

10.2†	Summary of 2010 Amendments to the Employment Agreement, dated as of October 1, 2009, between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	04/16/2010

10.3†	Employment Agreement, dated as of October 1, 2009, between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.1	10/6/2009

10.4†	Option Award Agreement, dated as of September 30, 2009, between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	10/6/2009

31.1	Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X