Form 10-Q
period 2011-03-31
ENERGY PARTNERS LTD
filed 2011-05-04
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, there were 40,192,255 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 44,422	$33,553
Trade accounts receivable - net	33,850	21,443
Receivables from insurance	805	2,088
Fair value of commodity derivative instruments	29	186
Deferred tax assets	7,249	2,693
Prepaid expenses	2,910	3,303

Total current assets	89,265	63,266
Property and equipment, under the successful efforts method of accounting for oil and natural gas properties	945,795	719,147
Less accumulated depreciation, depletion and amortization	(199,906)	(168,055)

Net property and equipment	745,889	551,092
Restricted cash	7,216	8,489
Other assets	1,735	1,814
Deferred financing costs — net of accumulated amortization of $162 at March 31, 2011 and $1,656 at December 31, 2010	5,870	2,245

	$849,975	$626,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 14,122	$18,358
Accrued expenses	29,471	28,394
Asset retirement obligations	9,878	16,902
Fair value of commodity derivative instruments	24,248	12,320

Total current liabilities	77,719	75,974
Long-term debt	203,878	—
Asset retirement obligations	82,111	54,681
Deferred tax liabilities	18,228	22,469
Fair value of commodity derivative instruments	8,149	—
Other	666	666
Commitments and contingencies (Note 8)

	390,751	153,790
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares; no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value per share. Authorized 75,000,000 shares; shares issued and outstanding 40,192,255 and 40,091,664 at March 31, 2011 and December 31, 2010, respectively	40	40
Additional paid-in capital	503,181	502,556
Accumulated deficit	(43,989)	(29,480)
Treasury stock, at cost, 511 shares at March 31, 2011	(8)	—

Total stockholders’ equity	459,224	473,116

	$849,975	$626,906

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)	Three Months Ended March 31,
	2011	2010
Revenue:
Oil and natural gas	$67,215	$70,683
Other	34	36

	67,249	70,719
Costs and expenses:
Lease operating	15,331	14,442
Transportation	135	490
Exploration expenditures and dry hole costs	548	1,854
Impairments	10,788	769
Depreciation, depletion and amortization	21,063	29,855
Accretion of liability for asset retirement obligations	3,575	3,222
General and administrative	5,287	4,188
Taxes, other than on earnings	3,318	2,037
Loss (gain) on abandonment activities	172	(197)
Other	(42)	(52)

Total costs and expenses	60,175	56,608

Income from operations	7,074	14,111
Other income (expense):
Interest income	10	9
Interest expense	(2,470)	(4,202)
Loss on derivative instruments	(25,525)	(1,924)
Loss on early extinguishment of debt	(2,377)	—

	(30,362)	(6,117)

Income (loss) before income taxes	(23,288)	7,994
Benefit from (provision for) income taxes	8,779	(2,878)

Net income (loss)	$(14,509)	$5,116

Basic earnings (loss) per share	$(0.36)	$0.13
Diluted earnings (loss) per share	$(0.36)	$0.13
Weighted average common shares used in computing earnings (loss) per share:
Basic	40,080	40,040
Effect of dilutive stock options and restricted shares	—	19

Diluted	40,080	40,059

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(14,509)	$5,116
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	21,063	29,855
Accretion of liability for asset retirement obligations	3,575	3,222
Loss on early extinguishment of debt	2,377	—
Unrealized loss (gain) on derivative contracts	20,234	(1,736)
Non-cash compensation	502	165
Deferred income taxes	(8,797)	2,878
In-kind interest on PIK Notes	—	3,225
Exploration expenditures	115	1,756
Impairments	10,788	769
Amortization of deferred financing costs and discount on debt	246	504
Loss (gain) on abandonment activities	172	(197)
Changes in operating assets and liabilities:
Trade accounts receivable	(12,407)	(637)
Other receivables	1,283	1,413
Prepaid expenses	898	(1,872)
Other assets	79	(461)
Accounts payable and accrued expenses	(3,760)	(3,656)
Asset retirement obligations	(7,033)	(1,263)

Net cash provided by operating activities	14,826	39,081

Cash flows used in investing activities:
Decrease in restricted cash	1,273	390
Property acquisitions	(195,734)	(50)
Exploration and development expenditures	(7,078)	(9,663)
Other property and equipment additions	(167)	(39)

Net cash used in investing activities	(201,706)	(9,362)

Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	203,794	—
Deferred financing costs	(6,164)	—
Repayments of indebtedness	—	(6,250)
Exercise of stock options	119	—

Net cash provided by (used in) financing activities	197,749	(6,250)

Net increase in cash and cash equivalents	10,869	23,469
Cash and cash equivalents at beginning of period	33,553	26,745

Cash and cash equivalents at end of period	$44,422	$50,214

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

The financial information as of March 31, 2011 and for the three-month periods ended March 31, 2011 and March 31, 2010 has not been audited. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in the current period. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 Annual Report”). The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) ACQUISITIONS

On February 14, 2011, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system (the “ASOP Properties”) from Anglo-Suisse Offshore Partners, LLC (“ASOP”) for $200.7 million in cash, subject to purchase price adjustments to reflect an economic effective date of January 1, 2011 (the “ASOP Acquisition”). As of December 31, 2010, the ASOP Properties had estimated proved reserves of approximately 8.1 Mmboe, of which 84% were oil and 76% were proved developed reserves. The primary factors considered by management in acquiring the ASOP Properties include the belief that the ASOP Acquisition provides an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise in the Gulf of Mexico shelf and that it also provides us with access to infrastructure and extensive acreage, with significant exploitation and development potential.

The ASOP Acquisition was financed with the proceeds from the sale of $210 million in aggregate principal amount of 8.25% senior notes due 2018 (the “8.25% Notes”), which were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. After deducting the initial purchasers’ discount and offering expenses, we realized net proceeds of approximately $202 million. See Note 5, “Indebtedness” for more information regarding our 8.25% Notes.

We have accounted for the ASOP Acquisition using the purchase method of accounting for business combinations, and therefore, we have estimated the fair value of the ASOP Properties as of the February 14, 2011 acquisition date. In the estimation of fair value, management uses various valuation methods including (i) comparable company analysis, which estimates the value of the ASOP Properties based on the implied valuations of other similar operations; (ii) comparable asset transaction analysis, which estimates the value of the acquired operations based upon publicly announced transactions of assets with similar characteristics; (iii) comparable merger transaction analysis, which, much like comparable asset transaction analysis, estimates the value of operations based upon publicly announced transactions with similar characteristics, except that merger analysis analyzes public to public merger transactions rather than solely asset transactions; and (iv) discounted cash flow analysis, which estimates the value of the ASOP Properties by determining the present value of estimated future cash flows. The fair value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 7, “Fair Value Measurements.”

The following allocation of the purchase price as of February 14, 2011 is preliminary and includes significant estimates. This preliminary allocation is based on information that was available to management at the time these consolidated financial statements were prepared and is subject to revision as management finalizes key assumptions in the fair value models, primarily finalization of the oil and natural gas reserve analysis and liabilities assumed for future abandonment and decommissioning obligations. Accordingly, the allocation may change as additional information becomes available and is assessed by management, and the impact of such changes may be material.

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects management’s current estimate of adjustments to purchase price provided for by the purchase and sale agreement of approximately $5.0 million to reflect an economic effective date of January 1, 2011.

(In thousands)	February 14, 2011
Oil and natural gas properties	$219,282
Asset retirement obligations	(23,548)

Net assets acquired	$195,734

Revenue and lease operating expenses attributable to the ASOP Properties for the three months ended March 31, 2011 were $16.5 million and $1.7 million, respectively. We have determined that the presentation of net income attributable to the ASOP Properties is impracticable due to the integration of the related operations upon acquisition. We incurred approximately $0.5 million in fees related to the acquisition, which were included in general and administrative expenses in the accompanying consolidated statement of operations for the three months ended March 31, 2011.

The following supplemental pro forma information presents consolidated results of operations as if the ASOP Acquisition had occurred on January 1, 2010. This supplemental unaudited pro forma information was derived from a) our historical consolidated statements of operations and b) the statements of revenues and direct operating expenses for the ASOP Properties, which were derived from ASOP’s historical accounting records. This information does not purport to be indicative of results of operations that would have occurred had the acquisition occurred on January 1, 2010, nor is such information indicative of any expected future results of operations.

	Pro Forma Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Revenue	$80,007	$91,073
Net income (loss)	$(12,605)	$8,987
Basic and diluted earnings (loss) per share	$(0.31)	$0.22

(3) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect, if dilutive, of potential common shares associated with stock option and restricted share awards outstanding during each period. For the three months ended March 31, 2011, the computation of diluted earnings per share excludes potentially dilutive stock options and non-vested restricted share awards totaling 117,409 weighted average shares because of the net loss for the period.

(4) ASSET RETIREMENT OBLIGATIONS

Changes in our asset retirement obligations were as follows:

Three Months Ended March 31, 2011
(in thousands)
Balance at December 31, 2010	$71,583
ASOP Acquisition liabilities assumed	23,548
Accretion expense	3,575
Liabilities incurred	144
Revisions	172
Liabilities settled	(7,033)

Balance at March 31, 2011	91,989
Less: End of period, current portion	(9,878)

End of period, noncurrent portion	$82,111

(5) INDEBTEDNESS

In connection with the ASOP Acquisition (see Note 2), on February 14, 2011, we issued $210.0 million in aggregate principal amount of our 8.25% Notes due 2018 and our credit facility existing on that date was terminated and replaced with a new credit facility. The termination of our prior credit facility during the three months ended March 31, 2011 resulted in a loss on early extinguishment of debt of $2.4 million, primarily due to writing off the unamortized deferred financing costs associated with the terminated facility.

Senior Notes Offering

On February 14, 2011, we issued the $210.0 million in aggregate principal amount of our 8.25% Notes under an Indenture, dated as of February 14, 2011 (the “Indenture”). As described in Note 2, “Acquisitions,” we used the net proceeds from the offering of the 8.25% Notes of $202.0 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011, and for general corporate purposes. The 8.25% Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due semi-annually, in arrears, on February 15 and August 15 of each year, commencing on August 15, 2011. The 8.25% Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 8.25% Notes will mature on February 15, 2018. In connection with the execution of the Indenture, we also entered into a registration rights agreement, dated as of February 14, 2011 (the “Registration Rights Agreement”).

On or after February 15, 2015, we may on any one or more occasions redeem all or a part of the 8.25% Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and special interest, if any, on the 8.25% Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15th of the years indicated below, subject to the rights of holders of the 8.25% Notes on the relevant record date to receive interest on the relevant interest payment date:

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

At any time prior to February 15, 2014, we may, at our option, on any one or more occasions redeem with the net cash proceeds of certain equity offerings up to 35% of the aggregate principal amount of outstanding 8.25% Notes (which amount includes additional notes issued under the Indenture), upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 108.250% of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, if any, to the redemption date, provided that: (1) at least 65% of the aggregate principal amount of the 8.25% Notes issued under the Indenture (which amount includes additional notes issued under the Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. This option to redeem up to 35% of the aggregate principal amount of outstanding 8.25% Notes with the net cash proceeds of certain equity offerings is considered an embedded derivative. We estimate that the fair value of this option at March 31, 2011 is not material.

In addition, we may, at our option, on any one or more occasions redeem all or a part of the 8.25% Notes prior to February 15, 2015 at a redemption price equal to 100% of the principal amount of the 8.25% Notes redeemed plus a “make-whole” premium as of, and accrued and unpaid interest and special interest, if any, to the redemption date.

If we experience a change of control (as defined in the Indenture), each holder of the 8.25% Notes will have the right to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of the 8.25% Notes at a price in cash equal to 101% of the aggregate principal amount of the 8.25% Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the date of repurchase. If we engage in certain asset sales, within 360 days of such sale, we generally must use the net cash proceeds from such sales to repay outstanding senior secured debt (other than intercompany debt or any debt owed to an affiliate), to acquire all or substantially all of the assets, properties or capital stock of one or more companies in our industry, to make capital expenditures or to invest in our business. When any such net proceeds that are not so applied or invested exceed $20.0 million, we must make an offer to purchase the 8.25% Notes and other pari passu debt that is subject to similar asset sale provisions in an aggregate principal amount equal to the excess net cash proceeds. The purchase price of each 8.25% Note (or other pari passu debt) so purchased will be 100% of its principal amount, plus accrued and unpaid interest and special interest, if any, to the repurchase date, and will be payable in cash.

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

New Senior Credit Facility

On February 14, 2011, we entered into our new credit facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender. The terms of our new credit facility establish a revolving credit facility with a four-year term that may be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million, subject to an initial borrowing base of $150.0 million. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million, and the amount available under the revolving credit facility is limited by the borrowing base. With the consent of the agent, we also have the ability to increase the aggregate commitments under the new credit facility by up to $100.0 million to the extent that existing and/or future lenders provide additional commitments. Upon the closing of our new credit facility, our existing credit facility was terminated. We had no amounts drawn under our new credit facility at March 31, 2011 or at the time of closing.

The interest rate spread on loans and letters of credit under our new credit facility will be based on the level of utilization and will range from a base rate plus a margin of 1.00% to 2.00% for base rate borrowings and LIBOR plus a margin of 2.00% to 3.00% for LIBOR borrowings. A commitment fee of 0.5% is payable on the unused portion of the borrowing base. Interest on our base rate borrowings will be payable quarterly, in arrears, and interest on our LIBOR borrowings will be payable on the last day of each relevant interest period, except that in the case of any interest period that is longer than three months, interest will be payable on each successive date three months after the first day of such interest period.

Our new credit facility contains customary covenants, default provisions and collateral requirements. As described in the agreement underlying our new credit facility, we must maintain, for each period for which a covenant certification is required, (a) a minimum current ratio (as defined in the agreement for our new credit facility) of 1.0 to 1.0, (b) a minimum EBITDAX (as defined in the agreement for our new credit facility) to interest expense coverage ratio of 2.5 to 1.0 and (c) a maximum total debt to EBITDAX ratio of 3.5 to 1.0. We will also be required to maintain a commodities hedging program that is in compliance with the requirements set forth in our new credit facility. The determination of our borrowing base under our new credit facility will be based on our proved reserves, at the sole discretion of the lenders. The initial borrowing base is $150.0 million and scheduled borrowing base redeterminations will be made on a semi-annual basis on May 1st and November 1st of each year. We are currently in the process of our semi-annual redetermination. Our borrowing base remains at $150.0 million until redetermined. Our new credit facility also places restrictions on the maximum estimated future production volumes that can be subject to commodity derivative instruments.

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

(6) DERIVATIVE TRANSACTIONS

We enter into derivative transactions to reduce exposure to fluctuations in the price of oil and natural gas for a portion of our production. Our fixed-price swaps fix the sales price for a limited amount of our production and, for the contracted volumes, eliminate our ability to benefit from increases in the sales price of the related production. Our put contracts limit our exposure to declines in the sales price of oil for a limited amount of our production. Our collars limit our exposure to declines in the sales price of oil while giving us the ability to benefit from increases to a certain level in the sales price of oil for a limited amount of our production. Derivative contracts are carried at their fair value on the condensed consolidated balance sheets as Fair value of commodity derivative instruments and in Other assets, and all unrealized and realized gains and losses are recorded in Gain (loss) on derivative instruments in Other income (expense) in the condensed consolidated statements of operations.

As of March 31, 2011, the following derivative instruments were outstanding:

Oil Contracts

	Fixed-Price Swaps			Puts
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Average Swap Price ($/Bbl)	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)
April 2011—July 2011	5,764	703,200	$85.26	502	61,200	$60.00
August 2011—November 2011	2,059	251,200	$90.42	1,301	158,700	$60.00
December 2011	3,368	104,400	$90.25	1,302	40,350	$60.00
January 2012—July 2012	2,167	461,500	$95.33	—	—	—
August 2012—November 2012	721	88,000	$95.74	—	—	—
December 2012	1,161	36,000	$95.28	—	—	—
January 2013—July 2013	1,703	361,000	$94.28	—	—	—
August 2013—November 2013	426	52,000	$94.18	—	—	—
December 2013	806	25,000	$93.98	—	—	—

	Collars
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Strike Price ($/Bbl)
January 2012—July 2012	500	106,500	$85.00/118.85
August 2012—November 2012	500	61,000	$85.00/118.85
December 2012	500	15,500	$85.00/118.85

The following table presents information about the components of our loss on derivative instruments:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Derivative contracts:
Unrealized gain (loss) due to change in fair market value	$(20,234)	$1,736
Realized loss on settlement	(5,291)	(3,660)

Total loss on derivative instruments	$(25,525)	$(1,924)

(7) FAIR VALUE MEASUREMENTS

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

As of March 31, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our commodity derivative instruments. The fair values of derivative instruments were measured using price inputs published by NYMEX. These price inputs are quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy. At March 31, 2011, the carrying amounts and fair values of our derivative instruments are reported as assets totaling $29 thousand and liabilities totaling $32.4 million. At December 31, 2010, the carrying amounts and fair values of our derivative instruments are reported as assets totaling $0.2 million and liabilities totaling $12.3 million.

As of March 31, 2011, the carrying amount of our 8.25% Notes is $203.9 million, which reflects the $210.0 million face amount, net of the unamortized amount of initial purchasers’ discount of $6.1 million. We estimate the fair value of the 8.25% Notes at approximately $208.6 million, based on bid and offer prices indicated by brokers, which are Level 3 inputs within the fair value hierarchy. The 8.25% Notes are not traded and therefore quoted prices are not available.

We evaluate our capitalized costs of proved oil and natural gas properties for potential impairment when circumstances indicate that the carrying values may not be recoverable. Our assessment of possible impairment of proved oil and natural gas properties is based on our best estimate of future prices, costs and expected net future cash flows by property (generally analogous to a field or lease). An impairment loss is indicated if undiscounted net future cash flows are less than the carrying value of a property. The impairment expense is measured as the shortfall between the net book value of the property and its estimated fair value measured based on the discounted net future cash flows from the property. The inputs used to estimate the fair value of our oil and natural gas properties meet the definition of Level 3 inputs within the fair value hierarchy. Impairment expense for the three months ended March 31, 2011 was primarily related to reservoir performance at one of our producing fields where a production zone depleted prematurely. In the same field we experienced mechanical difficulties attempting to access a behind-pipe zone and currently do not expect that the behind-pipe reserves will be economically recoverable. This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value at March 31, 2011.

As addressed in Note 2, “Acquisitions,” we applied fair value concepts in estimating and allocating the fair value of the ASOP Properties in accordance with purchase accounting for business combinations. The inputs to the estimated fair values of the assets acquired and liabilities assumed are described in Note 2.

(8) COMMITMENTS AND CONTINGENCIES

We maintain restricted escrow funds in a trust for future abandonment costs at our East Bay field. The trust was originally funded with $15 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon completion of qualifying abandonment activities at our East Bay field. At March 31, 2011, we had $7.2 million remaining in restricted escrow funds for decommissioning work in our East Bay field, $1.0 million of which was drawn in April 2011 and $0.2 million of which will be available for draw upon completion of certain decommissioning activities as that work progresses. The remaining $6.0 million will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our consolidated balance sheets.

We record liabilities when we deliver production that is in excess of our interest in certain properties. In addition to these imbalances, we may, from time to time, be allocated cash sales proceeds in excess of amounts that we estimate are due to us for our interest in production. These allocations may be subject to further review, may require more information to resolve or may be in dispute. In July 2010, we were notified by a purchaser of oil production from one of our non-operated fields that we were allocated, and received sales proceeds from, more oil production than we actually sold to that purchaser. These third party misallocations may date back to 2006. The oil purchaser’s initial estimate of the oil volumes misallocated to us was approximately 74,000 barrels, which may be valued at up to $6.9 million based on information provided by the oil purchaser. We have previously recorded an amount that we believe may be payable related to a potential reallocation, which amount is reflected in Accrued expenses in the accompanying condensed consolidated balance sheets as of March 31, 2011.

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

(9) Supplemental Condensed Consolidating Financial Information

In connection with the 8.25% Notes offering described in Note 5, all of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries) (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under our 8.25% Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for Energy Partners, Ltd. (Parent Company Only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,319	$103	$—	$44,422
Accounts receivable	80,887	235	(46,467)	34,655
Other current assets	8,514	1,674	—	10,188

Total current assets	133,720	2,012	(46,467)	89,265
Property and equipment	735,460	210,335	—	945,795
Less accumulated depreciation, depletion and amortization	(164,437)	(35,469)	—	(199,906)

Net property and equipment	571,023	174,866	—	745,889
Investment in affiliates	78,130	—	(78,130)	—
Notes receivable, long-term	—	69,000	(69,000)	—
Other assets	14,821	—	—	14,821

	797,694	245,878	(193,597)	849,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,608	$56,330	$(46,467)	$53,471
Fair value of commodity derivative instruments	24,248	—	—	24,248

Total current liabilities	67,856	56,330	(46,467)	77,719
Long-term debt	203,878	69,000	(69,000)	203,878
Other liabilities	66,736	42,418	—	109,154

	338,470	167,748	(115,467)	390,751
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	40	98	(98)	40
Additional paid-in capital	503,181	84,900	(84,900)	503,181
Retained earnings	(43,989)	(6,871)	6,871	(43,989)
Treasury stock, at cost	(8)	—	—	(8)

Total stockholders’ equity	459,224	78,130	(78,130)	459,224

	797,694	245,878	(193,597)	849,975

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,553	$—	$—	$33,553
Accounts receivable	73,040	259	(49,768)	23,531
Other current assets	4,508	1,674	—	6,182

Total current assets	111,101	1,933	(49,768)	63,266
Property and equipment	512,569	206,578	—	719,147
Less accumulated depreciation, depletion and amortization	(137,284)	(30,771)	—	(168,055)

Net property and equipment	375,285	175,807	—	551,092
Investment in affiliates	76,236	—	(76,236)	—
Notes receivable, long-term	—	69,000	(69,000)	—
Other assets	12,548	—	—	12,548

	575,170	246,740	(195,004)	626,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,756	$62,666	$(49,768)	$63,654
Fair value of commodity derivative instruments	12,320	—	—	12,320

Total current liabilities	63,076	62,666	(49,768)	75,974
Long-term debt	—	69,000	(69,000)	—
Other liabilities	38,978	38,838	—	77,816

	102,054	170,504	(118,768)	153,790
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	40	98	(98)	40
Additional paid-in capital	502,556	84,900	(84,900)	502,556
Retained earnings	(29,480)	(8,765)	8,765	(29,480)

Total stockholders’ equity	473,116	76,236	(76,236)	473,116

	575,170	246,740	(195,004)	626,906

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$46,563	$20,652	$—	$67,215
Other	3,753	31	(3,750)	34

	50,316	20,683	(3,750)	67,249
Costs and expenses:
Lease operating expenses	11,031	4,300	—	15,331
Taxes, other than on earnings	365	2,953	—	3,318
Exploration expenditures, dry hole cost and impairments	11,208	128	—	11,336
Depreciation, depletion, amortization and accretion	18,248	6,390	—	24,638
General and administrative	5,175	3,862	(3,750)	5,287
Other expenses	254	11	—	265

Total costs and expenses	46,281	17,644	(3,750)	60,175

Income from operations	4,035	3,039	—	7,074

Other income (expense):
Interest expense, net	(2,460)	—	—	(2,460)
Loss on derivative instruments	(25,525)	—	—	(25,525)
Loss on early extinguishment of debt	(2,377)	—	—	(2,377)
Income from equity investments	1,893	—	(1,893)	—

Income (loss) before income taxes	(24,434)	3,039	(1,893)	(23,288)
Income taxes	9,925	(1,146)	—	8,779

Net income (loss)	$(14,509)	$1,893	$(1,893)	$(14,509)

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$57,530	$13,153	$—	$70,683
Other	3,751	35	(3,750)	36

	61,281	13,188	(3,750)	70,719
Costs and expenses:
Lease operating expenses	10,333	4,109	—	14,442
Taxes, other than on earnings	495	1,542	—	2,037
Exploration expenditures, dry hole cost and impairments	2,623	—	—	2,623
Depreciation, depletion, amortization and accretion	28,429	4,648	—	33,077
General and administrative	4,102	3,836	(3,750)	4,188
Other expenses	241	—	—	241

Total costs and expenses	46,223	14,135	(3,750)	56,608

Income (loss) from operations	15,058	(947)	—	14,111

Other income (expense):
Interest expense, net	(4,193)	—	—	(4,193)
Loss on derivative instruments	(1,924)	—	—	(1,924)
Loss from equity investments	(606)	—	606	—

Income (loss) before income taxes	8,335	(947)	606	7,994
Income taxes	(3,219)	341	—	(2,878)

Net income (loss)	$5,116	$(606)	$606	$5,116

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$11,120	$3,706	$—	$14,826
Cash flows provided by (used in) investing activities:
Property acquisitions	(195,734)	—	—	(195,734)
Exploration and development expenditures	(3,372)	(3,706)	—	(7,078)
Other property and equipment additions	(167)	—	—	(167)
Decrease in restricted cash	1,273	—	—	1,273

Net cash used in investing activities	(198,000)	(3,706)	—	(201,706)
Cash flows provided by (used in) financing activities:
Deferred financing costs	(6,164)	—	—	(6,164)
Proceeds from long-term debt	203,794	—	—	203,794
Exercise of stock options	119	—	—	119

Net cash provided by financing activities	197,749	—	—	197,749

Net increase in cash and cash equivalents	10,869	—	—	10,869
Cash and cash equivalents at the beginning of the period	33,553	—	—	33,553

Cash and cash equivalents at the end of the period	$44,422	$—	$—	$44,422

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2010

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$31,992	$7,089	$—	$39,081
Cash flows provided by (used in) investing activities:
Property acquisitions	(50)	—	—	(50)
Exploration and development expenditures	(2,574)	(7,089)	—	(9,663)
Other property and equipment additions	(39)	—	—	(39)
Decrease in restricted cash	390	—	—	390

Net cash used in investing activities	(2,273)	(7,089)	—	(9,362)

Cash flows provided by (used in) financing activities:
Repayments of long-term debt	(6,250)	—	—	(6,250)

Net cash used in financing activities	(6,250)	—	—	(6,250)

Net increase in cash and cash equivalents	23,469	—	—	23,469
Cash and cash equivalents at the beginning of the period	26,745	—	—	26,745

Cash and cash equivalents at the end of the period	$50,214	$—	$—	$50,214

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements we make in this Quarterly Report on Form 10-Q (the “Quarterly Report”) which express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part 1 of our 2010 Annual Report.

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

We use the successful efforts method of accounting for oil and natural gas producing activities. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Exploratory drilling costs are charged to expense if and when activities result in no reserves in commercial quantities. Seismic, geological and geophysical, and delay rental expenditures are expensed as they are incurred. We conduct various exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our 2010 Annual Report includes a discussion of our critical accounting policies, which have not changed significantly since the end of the last fiscal year.

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

Recent Developments

The ASOP Acquisition and Notes Offering. On February 14, 2011, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system (the “ASOP Properties”) from Anglo-Suisse Offshore Partners, LLC (“ASOP”) for $200.7 million in cash, subject to customary adjustments to reflect an economic effective date of January 1, 2011 (the “ASOP Acquisition”). As of December 31, 2010, the ASOP Properties had estimated proved reserves of approximately 8.1 Mmboe, of which 84% were oil and 76% were proved developed reserves. Of these proved developed reserves, 88% were oil reserves. The ASOP Properties acquired in the ASOP Acquisition:

•	included 59 producing wells in three complexes;

•	had average daily production of approximately 3,635 Boe per day for the period from February 14, 2011 to April 30, 2011;

•	included 48,106 gross and 37,402 net acres; and

•	included related gathering lines.

The ASOP Acquisition was financed with the proceeds from the sale of $210 million in aggregate principal amount of 8.25% senior notes due 2018 (the “8.25% Notes”) offered to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S promulgated under the Securities Act. After deducting the initial purchasers’ discount and offering expenses, we realized net proceeds of approximately $202 million. On February 14, 2011, we also entered into an agreement for a new credit facility. See “—Liquidity and Capital Resources” for more information regarding the 8.25% Notes and the new credit facility.

The ASOP Acquisition provides an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise in the Gulf of Mexico shelf. The ASOP Acquisition also provides us with access to infrastructure and extensive acreage, with significant exploitation and development potential. We intend to pursue exploitation of the ASOP Properties, including recompletions, well reactivations and development drilling, while we analyze the potential for higher-impact exploration prospects. We operate properties containing approximately 60% of the proved reserves attributable to the ASOP Properties. We have implemented a three-year commodity price hedging program weighted towards oil in conjunction with the ASOP Acquisition to manage commodity price risks associated with future oil production.

Overview and Outlook

Our fiscal year 2011 authorized capital budget is $110 to $125 million (excluding the cost of acquiring the ASOP Properties), $90 to $105 million of which is allocated to development of our existing Gulf of Mexico shelf asset base including the ASOP Properties and $20 million of which is allocated to exploration projects. We are also approved to spend approximately $17 million in 2011 on plugging, abandonment and other decommissioning activities. Our key areas of operations and our plans for future exploration and development activities do not include any deepwater areas. We allocate capital in a rigorous and disciplined manner intended to achieve an overall lower risk capital expenditure profile that focuses on maximizing rate of return and requires projects to compete on that basis. This allocation has led us to focus on oil-weighted projects, which has resulted in the maintenance of our upward trend in our oil production volumes as compared with the decline in our natural gas volumes.

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

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as oil and natural gas prices, tropical weather, economic, political and regulatory developments and availability of other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could materially adversely affect our financial position, our results of operations, our cash flows, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. See “Risk Factors” in Item 1A of our 2010 Annual Report and Item 1A of Part II of this Quarterly Report for a more detailed discussion of these risks.

We are also focused on the development of a core competency in plugging, abandonment and decommissioning operations in an attempt to reduce our overall costs in that area of operations, which will enable us to achieve our objectives of prudently removing idle infrastructure throughout the remaining productive lives of our fields and, over time, to reduce ongoing lease operating expenses (“LOE”) associated with maintaining idle infrastructure.

Results of Operations

During the three months ended March 31, 2011, we completed nine (9) recompletion operations, six (6) of which were successful.

Our operating results for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, reflect significantly higher average selling prices for our oil and lower natural gas sales prices. Our product mix reflects a significant decline in natural gas production and a decline in production of natural gas liquids, which we expect to continue for the remainder of 2011. Our oil production, which includes natural gas liquids, declined due to the decrease in natural gas liquids, offset in part by an increase in production from oil properties. Additionally, our results for the three months ended March 31, 2011 include production from the recently acquired ASOP Properties only for the period from February 14, 2011 to March 31, 2011, reflecting only a 1,884 Boe per day impact on the production rate for the quarter ended March 31, 2011. The ASOP Properties produced 3,635 Boe per day during the period from February 14, 2011 to April 30, 2011. As a result, we expect our oil production to increase during the remainder of 2011. We also expect our full-year 2011 oil production to increase as compared to our full-year 2010 oil production.

For the three months ended March 31, 2011, our revenues decreased 5% as compared to the three months ended March 31, 2010, due primarily to the production declines offset, in part, by higher oil sales prices. Our overall production volumes decreased by

34% for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Our Gulf of Mexico shelf production decreased 35% in the three months ended March 31, 2011, as compared to the quarter ended March 31, 2010, due primarily to production declines in our predominantly natural gas fields, partially offset by increasing oil production from our East Bay field and production from the ASOP Properties. In addition, our deepwater production, primarily natural gas, declined 24% for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010, primarily due to natural reservoir decline from our deepwater well. We expect that our deepwater production will continue to decline in 2011.

Our revenue for the three months ended March 31, 2011 increased 23%, as compared to the three months ended December 31, 2010, resulting from higher oil revenues from increased oil production and higher realized oil prices, partially offset by lower natural gas revenues from the decline in natural gas production, due to our focus on oil-weighted development projects. Oil production volumes were 14% higher in the three months ended March 31, 2011, as compared to the three months ended December 31, 2010, primarily as a result of the acquisition of the oil-weighted ASOP Properties and our continued focus on oil-weighted projects.

In addition to the items addressed above, our net loss for the three months ended March 31, 2011 as compared to net income for the three months ended March 31, 2010 reflects significant unrealized losses on derivative instruments, the impairment of a natural gas field and a loss on early extinguishment of debt as a result of the termination of our prior credit facility.

Our effective income tax rate for the three months ended March 31, 2011 was 37.7%. Our effective income tax rate for the three months ended March 31, 2010 was 36%. The increase in our effective income tax rate is primarily related to state income taxes.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

	Three Months Ended March 31,
	2011	2010

Net production (per day):
Oil (Bbls)	6,567	7,227
Natural gas (Mcf)	22,995	50,932
Total (Boe)	10,400	15,716
Average sales prices:
Oil (per Bbl)	$99.12	$71.44
Natural gas (per Mcf)	4.17	5.28
Total (per Boe)	71.81	49.97
Oil and natural gas revenues (in thousands):
Oil	$58,585	$46,467
Natural gas	8,630	24,216

Total	67,215	70,683

Impact of derivatives instruments settled during the period per Bbl of oil(1)	$(8.95)	$(5.63)

Average costs (per Boe):
LOE	$16.38	$10.21
Depreciation, depletion and amortization (“DD&A”)	22.50	21.11
Accretion of liability for asset retirement obligations	3.82	2.28
Taxes, other than on earnings	3.54	1.44
General and administrative (“G&A”) expenses	5.65	2.96
Increase (decrease) in oil and natural gas revenues due to (in thousands):
Changes in prices of oil	$18,007
Changes in production volumes of oil	(5,889)

Total increase in oil sales	12,118
Changes in prices of natural gas	$(5,092)
Changes in production volumes of natural gas	(10,494)

Total decrease in natural gas sales	(15,586)

(1)See “—Other Income and Expense” section for further discussion of the impact of derivative instruments.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue and Net Income (Loss)

	Three Months Ended March 31
	2011	2010
		(in thousands)	$ Change	% Change
Oil and natural gas revenues	$67,215	$70,683	$(3,468)	(5)%
Net income (loss)	(14,509)	5,116	NM	NM

NM – Not Meaningful

Our oil and natural gas revenues decreased primarily as a result of the 55% decrease in production of natural gas, and related natural gas liquids, as well as a 21% decline in natural gas prices in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. However, oil revenues increased 26% primarily as a result of the 39% increase in average selling prices for our oil production in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The percentage of production represented by oil has increased for us. Oil represented 63% of total production for the three months ended March 31, 2011 as compared to 46% of total production for the three months ended March 31, 2010.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended March 31,
	2011	2010
		(in thousands)	$ Change	% Change
LOE	$15,331	$14,442	$889	6%
Exploration expenditures and dry hole costs	548	1,854	(1,306)	(70)%
Impairments	10,788	769	10,019	NM
DD&A, including accretion expense	24,638	33,077	(8,439)	(26)%
G&A expenses	5,287	4,188	1,099	26%
Taxes, other than on earnings	3,318	2,037	1,281	63%

NM – Not Meaningful

Impairment expense for the three months ended March 31, 2011 was primarily related to reservoir performance at one of our producing fields where a production zone depleted prematurely. In the same field we experienced mechanical difficulties attempting to access a behind-pipe zone and currently do not expect that the behind-pipe reserves will be economically recoverable. This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value at March 31, 2011.

DD&A, including accretion expense, declined primarily as a result of the production declines described above.

G&A expenses, which include non-cash stock based compensation of $0.5 million and $0.2 million in the three months ended March 31, 2011 and 2010, respectively, increased in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily as a result of costs incurred in our acquisition efforts in the 2011 quarter. Acquisition costs related to the ASOP Acquisition were $0.5 million in the three months ended March 31, 2011.

Taxes, other than on earnings, increased in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, due primarily to higher average sales prices for oil (which is taxed based on value).

Other Income and Expense

Interest expense decreased in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. For the three months ended March 31, 2011, our interest expense consists primarily of interest on our 8.25% Notes issued in connection with the ASOP Acquisition. For the three months ended March 31, 2010, our interest expense consisted primarily of interest on the 20% Senior Subordinated Secured PIK Notes due 2014 (the “PIK Notes”) and the term portion of our credit facility, which were issued in connection with our reorganization under Chapter 11 during 2009 and were outstanding during that period. The PIK Notes were redeemed on June 28, 2010.

Other income (expense) in the three months ended March 31, 2011 includes a loss of $25.5 million consisting of an unrealized loss of $20.2 million due to the change in fair market value of derivative instruments to be settled in the future and a realized loss of $5.3 million on derivative instruments settled during the quarter primarily from the impact of an increase in oil selling prices during 2011. Other income (expense) in the three months ended March 31, 2010 includes a net loss of $1.9 million consisting of an unrealized gain of $1.7 million due to the change in fair market value of derivative instruments which were to be settled in the future and a realized loss of $3.6 million on derivative instruments settled during the quarter primarily from the impact of an increase in oil selling prices during 2010.

During the three months ended March 31, 2011, we terminated our prior credit facility resulting in a loss on early extinguishment of debt of $2.4 million, primarily due to writing off the unamortized deferred financing costs associated with the terminated facility.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

ASOP Acquisition and Notes Offering. On February 14, 2011, we issued $210 million in aggregate principal amount of the 8.25% Notes. We used the net proceeds from the offering of the 8.25% Notes of $202 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011, and for general corporate purposes. The 8.25% Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest on outstanding notes payable semi-annually, in arrears, on February 15 and August 15 of each year, commencing on August 15, 2011. The 8.25% Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 8.25% Notes will mature on February 15,

2018. For more information on our 8.25% Notes, see Note 5, “Indebtedness,” of our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

New Senior Credit Facility. On February 14, 2011, we entered into our new credit facility with BMO Capital Markets, as lead arranger, Bank of Montreal, as administrative agent and a lender. Under the terms of the credit agreement, our new credit facility established a revolving credit facility with a four-year term that may be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million, subject to an initial borrowing base of $150.0 million. The new credit facility is secured by substantially all of our assets, including mortgages on at least 85% of our oil and gas properties and the stock of certain wholly-owned subsidiaries. The borrowing base under the new credit facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves, and is subject to potential special and regular semi-annual redeterminations. Our borrowing base remains at $150.0 million until redetermined. We are currently in the process of our semi-annual redetermination and we expect that our borrowing base will remain unchanged at the conclusion of the redetermination. Borrowings under our new credit facility bear interest ranging from a base rate plus a margin of 1.00% to 2.00% on base rate borrowings and LIBOR plus a margin of 2.00% to 3.00% on LIBOR borrowings. Our new credit facility was undrawn at closing and currently remains undrawn.

Sources and Uses of Capital. As of March 31 2011, we had cash and cash equivalents of $44.4 million and no borrowings outstanding under our new credit facility. At the closing of our 8.25% Notes offering on February 14, 2011, our prior credit facility was replaced with our new credit facility, which has an initial borrowing base of $150.0 million. There is no term loan component in our new credit facility.

Our fiscal year 2011 authorized capital budget is $110 to $125 million (excluding the cost of acquiring the ASOP Properties), $90 to $105 million of which is allocated to development of our existing Gulf of Mexico shelf asset base including the ASOP Properties and $20 million of which is allocated to exploration projects. We are also approved to spend approximately $17 million in 2011 on plugging, abandonment and other decommissioning activities. Our key areas of operations and our plans for future exploration and development activities do not include any deepwater areas.

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

At March 31, 2011, we had working capital of $11.5 million, compared to a working capital deficit of $12.7 million at December 31, 2010. We have experienced, and may experience in the future, substantial working capital deficits. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which may be capitalized as noncurrent assets.

We maintain restricted escrow funds in a trust for future plugging, abandonment and other decommissioning costs at our East Bay field. The trust was originally funded with $15.0 million and, with accumulated interest, had increased to $16.7 million at December 31, 2008. We have made draws to date through April 2011 of $10.5 million, with $2.3 million drawn in 2011. We may draw from the trust upon the authorization, and subsequent completion, of qualifying abandonment activities at our East Bay field. As of the date of this Quarterly Report, we had $6.2 million remaining in restricted escrow funds for decommissioning work in our East Bay field, $0.2 million of which will be available for draw upon authorization, and subsequent completion, of additional qualifying decommissioning activities as that work progresses. The remaining $6.0 million will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our condensed consolidated balance sheets.

The BOEMRE and other regulatory bodies, including those regulating the decommissioning of our pipelines and facilities under the jurisdiction of the state of Louisiana, may change their requirements or enforce requirements in a manner inconsistent with our expectations, which could materially increase the cost of such activities and/or accelerate the timing of cash expenditures and could have a material adverse effect on our financial position, results of operations and cash flows. For important additional information regarding risks related to our regulatory environment, see “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our 2010 Annual Report.

Analysis of Cash Flows – Three Months Ended March 31, 2011

The following table sets forth our cash flows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash flows provided by operating activities	$14,826	$39,081
Cash flows used in investing activities	(201,706)	(9,362)
Cash flows provided by (used in) financing activities	197,749	(6,250)

The decrease in our 2011 cash flows from operations primarily reflects increases in working capital and plugging, abandonment and decommissioning activities during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The decrease in revenue also contributed to the decrease in our cash flows from operations during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Net cash used in investing activities increased in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, as a result of our acquisition of the ASOP Properties during the three months ended March 31, 2011.

Net cash provided by financing activities during the three months ended March 31, 2011 reflects $203.8 million of net cash proceeds (before offering expenses of $1.8 million) from the issuance of the 8.25% Notes, partially offset by expenditures of $6.2 million for financing costs primarily associated with our new senior credit facility and the offering expenses associated with our 8.25% Notes. Net cash used in financing activities during the three months ended March 31, 2010 reflects the payments on the term loan component of our prior credit facility.

We have not paid any cash dividends in the past on our common stock. The covenants in certain debt instruments to which we are a party, including our new senior credit facility and the Indenture governing the 8.25% Notes, place certain restrictions and conditions on our ability to pay dividends. Any future cash dividends would depend on contractual limitations, future earnings, capital requirements, our financial condition and other factors determined by our board of directors.

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the contractual commitments and commercial obligations which affect our financial condition and liquidity position as of March 31, 2011.

	Payments Due by Period
	Total	Nine Months Ending December 31, 2011	Two Years Ending December 31, 2013	Two Years Ending December 31, 2015	Thereafter
	(in thousands)
Indebtedness	$210,000	$—	$—	$—	$210,000
Interest on indebtedness	121,275	8,663	34,650	34,650	43,312
Operating leases	3,379	467	1,262	1,133	517
Asset retirement obligations including accretion (1)	248,548	9,868	37,595	27,227	173,858

Total contractual obligations	$583,202	$18,998	$73,507	$63,010	$427,687

(1)

Includes discretionary amounts that we expect to spend on asset retirement activities of approximately $8.2 million, $15.7 million and $7.4 million in the nine months ending December 31, 2011, the two years ending December 31, 2013 and the two years ending December 31, 2015, respectively.

Cautionary Statement Concerning Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of, and we intend that such forward-looking statements be subject to the safe harbor provisions of, the U.S. federal securities laws. Forward-looking statements are, by definition, statements that are not historical in nature and relate to possible future events. They may be, but are not necessarily, identified by words such as “will,” “would,” “should,” “likely,” “estimates,” “thinks,” “strives,” “may,” “anticipates,” “expects,” “believes,” “intends,” “goals,” “plans,” or “projects” and similar expressions.

These forward-looking statements reflect our current views with respect to possible future events, are based on various assumptions and are subject to risks and uncertainties. These forward-looking statements are not guarantees or predictions of our future performance, and our actual results and future developments may differ materially from those projected in, and contemplated by, the forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report, including the following:

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Risk Factors” in Part 1, Item 1A of our 2010 Annual Report and elsewhere in our 2010 Annual Report and elsewhere in this Quarterly Report; our reports and registration statements filed from time to time with the SEC; and other announcements we make from time to time. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our new senior credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2011, our total indebtedness outstanding consisted of $203.9 million (net of unamortized original purchaser’s discount of $6.1 million) related to our fixed-rate 8.25% Notes. Borrowings under our new senior credit facility bear interest ranging from a base rate plus a margin of 1.00% to 2.00% on base rate borrowings and LIBOR plus a margin of 2.00% to 3.00% on LIBOR borrowings. Our new credit facility was undrawn at closing and currently remains undrawn.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our new senior credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may reduce the amount of oil and natural gas that we can economically produce. We currently sell all of our oil and natural gas production under price sensitive or market price contracts.

Historically, we have used commodity derivative instruments to manage commodity price risks associated with future oil and natural gas production. As of March 31, 2011, the following derivative instruments were outstanding:

Oil Contracts

	Fixed-Price Swaps				Puts
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Average Swap Price ($/Bbl)	Fair Value (In thousands)	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)	Fair Value (In thousands)
April 2011—July 2011	5,764	703,200	$85.26	$(15,561)	502	61,200	$60.00	$1
August 2011—November 2011	2,059	251,200	$90.42	$(4,415)	1,301	158,700	$60.00	$18
December 2011	3,368	104,400	$90.25	$(1,824)	1,302	40,350	$60.00	$10
January 2012—July 2012	2,167	461,500	$95.33	$(5,227)	—	—	—	—
August 2012—November 2012	721	88,000	$95.74	$(799)	—	—	—	—
December 2012	1,161	36,000	$95.28	$(318)	—	—	—	—
January 2013—July 2013	1,703	361,000	$94.28	$(3,148)	—	—	—	—
August 2013—November 2013	426	52,000	$94.18	$(404)	—	—	—	—
December 2013	806	25,000	$93.98	$(190)	—	—	—	—

	Collars
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Strike Price ($/Bbl)	Fair Value (In thousands)
January 2012—July 2012	500	106,500	$85.00/118.85	$(343)
August 2012—November 2012	500	61,000	$85.00/118.85	$(132)
December 2012	500	15,500	$85.00/118.85	$(37)

Item 4.	CONTROLS AND PROCEDURES.

(a) Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see the information in Note 8, “Commitments and Contingencies” in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A.	RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. – Risk Factors” in our 2010 Annual Report that could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2010 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

The following risk factor from our 2010 Annual Report is revised:

We may not be insured against all of the operating risks to which our business is exposed.

In accordance with industry practice, we maintain insurance coverage against some, but not all, of the operating risks to which our business is exposed. We insure some, but not all, of our properties from operational and hurricane related events. We currently have insurance policies that include coverage for general liability, physical damage to our oil and gas properties, operational control of well, oil pollution, third party liability, workers’ compensation and employers’ liability and other coverage. Our insurance coverage includes deductibles that must be met prior to recovery, as well as sub-limits. Additionally, our insurance is subject to exclusions and limitations, and there is no assurance that such coverage will adequately protect us against liability from all potential consequences and damages and losses.

Currently, we have general liability insurance coverage with an annual aggregate limit of $2.0 million and umbrella liability coverage with an aggregate limit of $150.0 million applicable to our working interest. Our general liability policy is subject to a $25,000 per incident deductible. We also have an offshore property physical damage policy that contains a $90.0 million annual aggregate named windstorm limit, subject to a $2.5 million deductible that applies to non-named windstorm occurrences and a $20 million deductible that applies to named windstorm events. Further, there are sub-limits within the named windstorm annual aggregate limit for re-drill, plugging and abandonment and removal of wreck that range from $10 million to $45 million. Our operational control of well coverage provides limits that vary by well location and depth and range from a combined single limit of $20.0 million to $75.0 million per occurrence. Deepwater wells have a coverage limit of $50.0 million per occurrence. Additionally, we maintain $70.0 million in oil pollution liability coverage. Our control of well and oil pollution liability policy limits are scaled proportionately to our working interests, except for our deepwater control of well coverage, which limit is to our working interest. Under our service agreements, including drilling contracts, generally we are indemnified for injuries and death of the service provider’s employees as well as contractors and subcontractors hired by the service provider.

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

We reevaluate the purchase of insurance, policy limits and terms annually each April. In light of the catastrophic Deepwater Horizon accident in the Gulf of Mexico in April 2010, we may not be able to secure similar coverage for the same costs. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations in the Gulf of Mexico, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.

We maintain an Oil Spill Response Plan (the “Plan”) that defines our response requirements and procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are generally approved by the BOEMRE bi-annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. We believe the Plan specifications are consistent with the requirements set forth by the BOEMRE.

The Company has contracted with an emergency and spill response management consultant, which would provide management expertise, personnel and equipment, under the supervision of the Company, in the event of an incident requiring a coordinated response. Additionally, the Company is a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico and has capabilities to simultaneously respond to multiple spills. CGA’s website states that it is the largest oil spill response cooperative in North America. CGA is structured to provide an effective method of staging response equipment and providing spill response for its member companies in the Gulf of Mexico. CGA has chartered its marine equipment to the Marine Spill Response Corporation (“MSRC”), a private, not-for-profit marine spill response organization which is funded by the Marine Preservation Association (“MPA”), a member-supported, not-for-profit organization created to assist the petroleum and energy-related industries by addressing problems caused by oil spills on water. MSRC’s website states that it is the largest dedicated oil spill response organization in the United States. MSRC owns and operates a fleet of dedicated Oil Spill Response Vessels (OSRV), ocean-going barges, shallow water skimming systems, other response equipment and enhanced communications capabilities in various regions including the Gulf of Mexico. MSRC maintains CGA’s equipment at staging points around the Gulf of Mexico in its ready state, and in the event of a spill, MSRC mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

Additional resources are available to the Company on an as-needed basis other than as a member of CGA, such as those of MSRC and National Response Corporation (“NRC”). MSRC has oil spill response equipment independent of, and in addition to, CGA’s equipment. MSRC’s capabilities are augmented by a network of over 100 participants in the Spill Team Area Responders (“STARs”) program, an affiliation of environmental response contractors located at over 200 locations throughout the country. MSRC’s equipment currently includes oil spill response barges, skimming systems, self-propelled skimming vessels, mobile communication suites, various small crafts and shallow water vessels and dispersant aircraft. In the event of a spill, MSRC activates contractors as necessary to provide additional resources or support services requested by its customers. NRC owns a variety of equipment, currently including shallow water portable barges, boom, skimming systems, work boats, vacuum transfer units and mobile communication centers. NRC has access to a fleet of offshore vessels and supply boats, tugs and oil barges from its tug and barge clients.

The response effectiveness, equipment and resources of these companies may change from time-to-time and current information is generally available on the websites of each of these organizations. There can be no assurances that the Company, together with the organizations described above will be able to effectively manage all emergency and/or spill response activities that may arise and any failures to do so may materially adversely impact the Company’s financial position, results of operations and cash flows.

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

Exhibit Number	Exhibit Description	Incorporated by Reference	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
		Form

2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	05/06/2010

2.1	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	01/18/2011

3.2	Second Amended and Restated Bylaws of Energy Partners, Ltd.	8-A/A	001-16179	3.2	09/21/2009

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	02/15/2011

10.1	Registration Rights Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the initial purchasers named therein dated February 14, 2011	8-K	001-16179	10.1	02/15/2011

10.2	Credit Agreement by and among Energy Partners, Ltd., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions, as Lenders, dated February 14, 2011	8-K	001-16179	10.2	02/15/2011

10.3†	Offer Letter to Andre Broussard, accepted on January 22, 2011					X

31.1	Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY PARTNERS, LTD.

Date: May 4, 2011	By:	/s/ Tiffany J. Thom
Tiffany J. Thom Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

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

Exhibit		Incorporated by Reference	SEC File			Filed/ Furnished
Number	Exhibit Description	Form	Number	Exhibit	Filing Date	Herewith

2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	05/06/2010

2.1	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	01/18/2011

3.2	Second Amended and Restated Bylaws of Energy Partners, Ltd.	8-A/A	001-16179	3.2	09/21/2009

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	02/15/2011

10.1	Registration Rights Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the initial purchasers named therein dated February 14, 2011	8-K	001-16179	10.1	02/15/2011

10.2	Credit Agreement by and among Energy Partners, Ltd., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions, as Lenders, dated February 14, 2011	8-K	001-16179	10.2	02/15/2011

10.3†	Offer Letter to Andre Broussard, accepted on January 22, 2011					X

31.1	Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X