Form 10-Q/A
period 2010-03-31
ENERGY PARTNERS LTD
filed 2011-05-06
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Quarterly Report on Form 10-Q for Energy Partners, Ltd. (the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2010 (the “Original Filing”), solely for the purpose of adding the required signature of our principal financial officer.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

ENERGY PARTNERS, LTD.

Date: May 6, 2011	By:	/s/ Tiffany J. Thom
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