Form 10-Q/A
period 2010-06-30
ENERGY PARTNERS LTD
filed 2011-05-06
CIK 750199

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Quarterly Report on Form 10-Q for Energy Partners, Ltd. (the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2010 (the “Original Filing”), solely for the purpose of adding the required signature of our principal financial officer.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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