Form 10-Q
period 2011-06-30
ENERGY PARTNERS LTD
filed 2011-08-03
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, there were 40,236,729 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$76,228	$33,553
Trade accounts receivable—net	30,357	21,443
Receivables from insurance	805	2,088
Fair value of commodity derivative instruments	127	186
Deferred tax assets	183	2,693
Prepaid expenses	8,622	3,303

Total current assets	116,322	63,266
Property and equipment, under the successful efforts method of accounting for oil and natural gas properties	967,419	719,147
Less accumulated depreciation, depletion and amortization	(228,308)	(168,055)

Net property and equipment	739,111	551,092
Restricted cash	6,022	8,489
Other assets	1,877	1,814
Deferred financing costs—net of accumulated amortization of $437 and $1,656 at June 30, 2011 and December 31, 2010, respectively	5,620	2,245

	$868,952	$626,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,774	$18,358
Accrued expenses	43,892	28,394
Asset retirement obligations	12,034	16,902
Fair value of commodity derivative instruments	5,604	12,320

Total current liabilities	74,304	75,974
Long-term debt	204,046	—
Asset retirement obligations	74,991	54,681
Deferred tax liabilities	26,293	22,469
Fair value of commodity derivative instruments	3,644	—
Other	663	666
Commitments and contingencies (Note 8)

	383,941	153,790
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value per share. Authorized 75,000,000 shares; shares issued 40,243,074 and 40,091,664 at June 30, 2011 and December 31, 2010, respectively; shares outstanding 40,236,729 and 40,091,664 at June 30, 2011 and December 31, 2010, respectively	40	40
Additional paid-in capital	503,965	502,556
Accumulated deficit	(18,986)	(29,480)
Treasury stock, at cost, 6,345 shares at June 30, 2011	(8)	—

Total stockholders’ equity	485,011	473,116

	$868,952	$626,906

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2011	2010	2011	2010
Revenue:
Oil and natural gas	$92,798	$58,163	$160,013	$128,846
Other	32	34	66	70

	92,830	58,197	160,079	128,916
Costs and expenses:
Lease operating	17,908	13,675	33,239	28,117
Transportation	236	312	371	802
Exploration expenditures and dry hole costs	822	783	1,370	2,637
Impairments	2,886	10,885	13,674	11,654
Depreciation, depletion and amortization	25,522	26,106	46,585	55,961
Accretion of liability for asset retirement obligations	3,804	3,222	7,379	6,444
General and administrative	4,796	4,875	10,083	9,063
Taxes, other than on earnings	3,695	2,276	7,013	4,313
Other	1,902	740	2,032	491

Total costs and expenses	61,571	62,874	121,746	119,482

Income (loss) from operations	31,259	(4,677)	38,333	9,434
Other income (expense):
Interest income	17	88	27	97
Interest expense	(4,974)	(3,945)	(7,444)	(8,147)
Gain (loss) on derivative instruments	13,831	6,957	(11,694)	5,033
Loss on early extinguishment of debt	—	(5,627)	(2,377)	(5,627)

	8,874	(2,527)	(21,488)	(8,644)

Income (loss) before income taxes	40,133	(7,204)	16,845	790
Deferred income tax benefit (expense)	(15,130)	2,594	(6,351)	(284)

Net income (loss)	25,003	(4,610)	10,494	506

Basic earnings (loss) per share	$0.62	$(0.12)	$0.26	$0.01
Diluted earnings (loss) per share	$0.62	$(0.12)	$0.26	$0.01
Weighted average common shares used in computing earnings (loss) per share:
Basic	40,109	40,057	40,095	40,049
Effect of dilutive stock options and restricted shares	128	—	122	31

Diluted	40,237	40,057	40,217	40,080

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,494	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	46,585	55,961
Accretion of liability for asset retirement obligations	7,379	6,444
Unrealized gain on derivative contracts	(3,063)	(11,316)
Non-cash compensation	1,276	739
Deferred income taxes	6,334	284
Repayment of PIK Notes issued for payment of in-kind interest	—	(3,395)
Exploration expenditures	131	1,827
Impairments	13,674	11,654
Amortization of deferred financing costs and discount on debt	689	457
Loss on early extinguishment of debt	2,377	—
Other	1,731	577
Changes in operating assets and liabilities:
Trade accounts receivable	(9,523)	4,249
Other receivables	1,283	1,701
Prepaid expenses	(4,814)	(830)
Other assets	(13)	622
Accounts payable and accrued expenses	5,011	3,003
Other liabilities	(17,362)	(4,995)

Net cash provided by operating activities	62,189	67,488

Cash flows provided by (used in) investing activities:
Decrease in restricted cash	2,467	11,007
Property acquisitions	(196,350)	(615)
Exploration and development expenditures	(22,994)	(26,910)
Other property and equipment additions	(361)	(39)

Net cash used in investing activities	(217,238)	(16,557)

Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	203,794	20,394
Repayments of indebtedness	—	(69,882)
Deferred financing costs	(6,189)	—
Exercise of stock options	119	—

Net cash provided by (used in) financing activities	197,724	(49,488)

Net increase in cash and cash equivalents	42,675	1,443
Cash and cash equivalents at beginning of period	33,553	26,745

Cash and cash equivalents at end of period	$76,228	$28,188

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Debt incurred to pay deferred financing costs	—	737

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

The financial information as of June 30, 2011 and for the three-and six-month periods ended June 30, 2011 and June 30, 2010 has not been audited. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in the current period. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 Annual Report”). The results of operations and cash flows for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

The ASOP Acquisition was financed with the proceeds from the sale of $210 million in aggregate principal amount of 8.25% senior notes due 2018 (the “8.25% Notes”), which were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. After deducting the initial purchasers’ discount and offering expenses, we realized net proceeds of approximately $202 million. On July 14, 2011, we and our guarantor subsidiaries (the “Guarantors”) filed a registration statement with the SEC, which was declared effective on July 26, 2011, offering to exchange a new series of freely tradable notes having substantially identical terms as the 8.25% Notes (“exchange notes”) for the 8.25% Notes. See Note 5, “Indebtedness” for more information regarding our 8.25% Notes.

We have accounted for the ASOP Acquisition using the purchase method of accounting for business combinations, and therefore we have estimated the fair value of the ASOP Properties as of the February 14, 2011 acquisition date. In the estimation of fair value, management uses various valuation methods including (i) comparable company analysis, which estimates the value of the ASOP Properties based on the implied valuations of other similar operations; (ii) comparable asset transaction analysis, which estimates the value of the acquired operations based upon publicly announced transactions of assets with similar characteristics; (iii) comparable merger transaction analysis, which, much like comparable asset transaction analysis, estimates the value of operations based upon publicly announced transactions with similar characteristics, except that merger analysis analyzes public to public merger transactions rather than solely asset transactions; and (iv) discounted cash flow analysis, which estimates the value of the ASOP Properties by determining the present value of estimated future cash flows. The fair value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 7, “Fair Value Measurements.”

The following allocation of the purchase price as of February 14, 2011 is preliminary and includes significant estimates. This preliminary allocation is based on information that was available to management at the time these consolidated financial statements were prepared and is subject to revision as management finalizes key assumptions in the fair value models, primarily finalization of the oil and natural gas reserve analysis. Accordingly, the allocation may change as additional information becomes available and is assessed by management, and the impact of such changes may be material.

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects management’s current estimate of adjustments to purchase price provided for by the purchase and sale agreement of approximately $4.4 million to reflect an economic effective date of January 1, 2011.

(In thousands)	February 14, 2011
Oil and natural gas properties	$219,889
Asset retirement obligations	(23,548)

Net assets acquired	$196,341

Revenues attributable to the ASOP Properties for the three and six months ended June 30, 2011 were $35.5 million and $52.0 million, respectively. Lease operating expenses attributable to the ASOP Properties for the three and six months ended June 30, 2011 were $4.5 million and $6.2 million, respectively. We have determined that the presentation of net income attributable to the ASOP Properties is impracticable due to the integration of the related operations upon acquisition. We incurred approximately $0.5 million in fees related to the acquisition, which were included in general and administrative expenses in the accompanying consolidated statement of operations for the six months ended June 30, 2011.

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

	Pro Forma Three Months Ended June 30,		Pro Forma Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenue	$92,830	$81,559	$172,837	$172,632
Net income (loss)	$25,003	$(622)	$12,398	$8,365
Basic earnings (loss) per share	$0.62	$(0.02)	$0.31	$0.21
Diluted earnings (loss) per share	$0.62	$(0.02)	$0.31	$0.21

(3) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect, if dilutive, of potential common shares associated with stock option and restricted share awards outstanding during each period.

(4) ASSET RETIREMENT OBLIGATIONS

Changes in our asset retirement obligations were as follows:

Six Months Ended June 30, 2011
(in thousands)
Balance at December 31, 2010	$71,583
ASOP Acquisition liabilities assumed	23,548
Accretion expense	7,379
Liabilities incurred	144
Revisions	1,731
Liabilities settled	(17,360)

Balance at June 30, 2011	87,025
Less: End of period, current portion	(12,034)

End of period, noncurrent portion	$74,991

(5) INDEBTEDNESS

In connection with the ASOP Acquisition (see Note 2), on February 14, 2011, we issued $210.0 million in aggregate principal amount of our 8.25% Notes due 2018. Furthermore, our credit facility existing on that date was terminated and replaced with a new credit facility. The termination of our prior credit facility during the six months ended June 30, 2011 resulted in a loss on early extinguishment of debt of $2.4 million, primarily due to writing off the unamortized deferred financing costs associated with the terminated facility.

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

Under the Registration Rights Agreement, we and the Guarantors agreed to (i) file a registration statement for the exchange notes with the SEC within 150 days after the closing of the 8.25% Notes offering, which registration statement was filed on July 14, 2011; (ii) use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable, but in any event within 210 days after the closing of the 8.25% Notes offering, which registration statement was declared effective on July 26, 2011; and (iii) use commercially reasonable efforts to close the exchange offer 30 business days after the registration statement is declared effective. In certain circumstances, we may be required to file a shelf registration statement to cover resales of the 8.25% Notes. The use of the shelf registration statement will be subject to certain customary suspension periods. If we and the Guarantors do not meet these deadlines, we will be required to pay special interest to holders of 8.25% Notes under certain circumstances.

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

At any time prior to February 15, 2014, we may, at our option, on any one or more occasions redeem with the net cash proceeds of certain equity offerings up to 35% of the aggregate principal amount of outstanding 8.25% Notes (which amount includes additional notes issued under the Indenture), upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 108.250% of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, if any, to the redemption date, provided that: (1) at least 65% of the aggregate principal amount of the 8.25% Notes issued under the Indenture (which amount includes additional notes issued under the Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. This option to redeem up to 35% of the aggregate principal amount of outstanding 8.25% Notes with the net cash proceeds of certain equity offerings is considered an embedded derivative. We estimate that the fair value of this option at June 30, 2011 is not material.

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

New Senior Credit Facility

On February 14, 2011, we entered into our new credit facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender. The terms of our new credit facility establish a revolving credit facility with a four-year term that may be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million, subject to an initial borrowing base of $150.0 million. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million, and the amount available under the revolving credit facility is limited by the borrowing base. With the consent of the agent, we also have the ability to increase the aggregate commitments under the new credit facility by up to $100.0 million to the extent that existing and/or future lenders provide additional commitments. Upon the closing of our new credit facility, our then existing credit facility was terminated. We had no amounts drawn under our new credit facility at June 30, 2011.

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

Our new credit facility contains customary covenants, default provisions and collateral requirements. As described in the agreement underlying our new credit facility, we must maintain, for each period for which a covenant certification is required, (a) a minimum current ratio (as defined in the agreement for our new credit facility) of 1.0 to 1.0, (b) a minimum EBITDAX (as defined in the agreement for our new credit facility) to interest expense coverage ratio of 2.5 to 1.0 and (c) a maximum total debt to EBITDAX ratio of 3.5 to 1.0. We will also be required to maintain a commodities hedging program that is in compliance with the requirements set forth in our new credit facility. The determination of our borrowing base under our new credit facility will be based on our proved reserves, at the sole discretion of the lenders. The initial borrowing base was $150.0 million and scheduled borrowing base redeterminations will be made on a semi-annual basis on May 1st and November 1st of each year. We were subject to our first borrowing base semi-annual redetermination in May 2011, and our borrowing base has been reaffirmed at $150 million. Our borrowing base will remain at $150.0 million until redetermined. Our new credit facility also places restrictions on the maximum estimated future production volumes that can be subject to commodity derivative instruments.

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

As of June 30, 2011, the following derivative instruments were outstanding:

Oil Contracts

	Fixed-Price Swaps			Puts
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Average Swap Price ($/Bbl)	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)
July 2011	5,390	167,100	$86.08	503	15,600	$60.00
August 2011—November 2011	2,059	251,200	$90.42	1,301	158,700	$60.00
December 2011	3,368	104,400	$90.25	1,302	40,350	$60.00
January 2012—July 2012	2,167	461,500	$95.33	—	—	—
August 2012—November 2012	721	88,000	$95.74	—	—	—
December 2012	1,161	36,000	$95.28	—	—	—
January 2013—July 2013	1,703	361,000	$94.28	—	—	—
August 2013—November 2013	426	52,000	$94.18	—	—	—
December 2013	806	25,000	$93.98	—	—	—

	Collars
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Strike Price ($/Bbl)
January 2012—July 2012	500	106,500	$85.00/118.85
August 2012—November 2012	500	61,000	$85.00/118.85
December 2012	500	15,500	$85.00/118.85

The following table presents information about the components of gain (loss) on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Derivative contracts:
Unrealized gain due to change in fair market value	$23,297	$9,580	$3,063	$11,316
Realized loss on settlement	(9,466)	(2,623)	(14,757)	(6,283)

Total gain (loss) on derivative instruments	$13,831	$6,957	$(11,694)	$5,033

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

As of June 30, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our commodity derivative instruments. The fair values of derivative instruments were measured using price inputs published by NYMEX. These price inputs are quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy. At June 30, 2011, the carrying amounts and fair values of our derivative instruments are reported as assets totaling $0.2 million and liabilities totaling $9.2 million. At December 31, 2010, the carrying amounts and fair values of our derivative instruments are reported as assets totaling $0.2 million and liabilities totaling $12.3 million.

On June 9, 2011, we entered into an agreement with an insurance company whereby, if a named wind storm occurs in a specified area of the Gulf of Mexico and that storm meets certain strength criteria, the insurance company will pay a fixed amount of cash proceeds to us. This agreement is considered a weather derivative under the applicable authoritative guidance related to financial instruments. We recognized the premium paid as a current asset, which we are amortizing to expense over the term of the agreement. At June 30, 2011, we estimate that the fair value of this financial instrument approximates the carrying amount of approximately $2.5 million, based on the amount of premium paid, which is a Level 3 input within the fair value hierarchy.

As of June 30, 2011, the carrying amount of our 8.25% Notes is $204.0 million, which reflects the $210.0 million face amount, net of the unamortized amount of initial purchasers’ discount of $6.0 million. We estimate the fair value of the 8.25% Notes at approximately $207.2 million, based on bid and offer prices indicated by brokers, which are Level 3 inputs within the fair value hierarchy. The 8.25% Notes are not traded and therefore quoted prices are not available.

We evaluate our capitalized costs of proved oil and natural gas properties for potential impairment when circumstances indicate that the carrying values may not be recoverable. Our assessment of possible impairment of proved oil and natural gas properties is based on our best estimate of future prices, costs and expected net future cash flows by property (generally analogous to a field or lease). An impairment loss is indicated if undiscounted net future cash flows are less than the carrying value of a property. The impairment expense is measured as the shortfall between the net book value of the property and its estimated fair value measured based on the discounted net future cash flows from the property. The inputs used to estimate the fair value of our oil and natural gas properties meet the definition of Level 3 inputs within the fair value hierarchy. Impairment expense for the three months ended June 30, 2011 was primarily related to reservoir performance at two of our producing fields. These fields were determined to have future net cash flows less than their carrying values resulting in the write down of these properties to their estimated fair values at June 30, 2011. In addition, for the six months ended June 30, 2011, impairment expense was primarily related to reservoir performance at one of our producing fields where a production zone depleted prematurely. In the same field we experienced mechanical difficulties attempting to access a behind-pipe zone and currently do not expect that the behind-pipe reserves will be economically recoverable. This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value at March 31, 2011.

As addressed in Note 2, “Acquisitions,” we applied fair value concepts in estimating and allocating the fair value of the ASOP Properties in accordance with purchase accounting for business combinations. The inputs to the estimated fair values of the assets acquired and liabilities assumed are described in Note 2.

(8) COMMITMENTS AND CONTINGENCIES

We maintain restricted escrow funds in a trust for future abandonment costs at our East Bay field. The trust was originally funded with $15 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon completion of qualifying abandonment activities at our East Bay field. At June 30, 2011, we had $6.0 million remaining in restricted escrow funds for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our consolidated balance sheets.

We record liabilities when we deliver production that is in excess of our interest in certain properties. In addition to these imbalances, we may, from time to time, be allocated cash sales proceeds in excess of amounts that we estimate are due to us for our interest in production. These allocations may be subject to further review, may require more information to resolve or may be in dispute. In July 2010, we were notified by a purchaser of oil production from one of our non-operated fields that we were allocated, and received sales proceeds from, more oil production than we actually sold to that purchaser. These third party misallocations may date back to 2006. The oil purchaser’s initial estimate of the oil volumes misallocated to us was approximately 74,000 barrels, which may be valued at up to $6.9 million based on information provided by the oil purchaser. We have previously recorded an amount that we believe may be payable related to a potential reallocation, which amount is reflected in Accrued expenses in the accompanying condensed consolidated balance sheets as of June 30, 2011.

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

(9) NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes some fair value measurement principles under U.S. GAAP including a change in the valuation premise and the application of premiums and discounts. It also contains certain new disclosure requirements. It is effective for interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which provides the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively.

(10) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the 8.25% Notes offering described in Note 5, the Guarantors, which include all of our existing 100% owned, direct and indirect domestic subsidiaries (other than immaterial subsidiaries), fully and unconditionally guaranteed, jointly and severally, the payment obligations under our 8.25% Notes and will guarantee the payment obligations under the exchange notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for Energy Partners, Ltd. (Parent Company Only) and for the Guarantors. We have not presented separate financial statements and other disclosures concerning the Guarantors because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2011

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$76,228	$—	$—	$76,228
Accounts receivable	76,911	196	(45,945)	31,162
Other current assets	7,258	1,674	—	8,932

Total current assets	160,397	1,870	(45,945)	116,322
Property and equipment	750,063	217,356	—	967,419
Less accumulated depreciation, depletion and amortization	(187,719)	(40,589)	—	(228,308)

Net property and equipment	562,344	176,767	—	739,111
Investment in affiliates	81,792	—	(81,792)	—
Notes receivable, long-term	—	69,000	(69,000)	—
Other assets	13,519	—	—	13,519

	818,052	247,637	(196,737)	868,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60,788	$53,857	$(45,945)	$68,700
Fair value of commodity derivative instruments	5,604	—	—	5,604

Total current liabilities	66,392	53,857	(45,945)	74,304
Long-term debt	204,046	69,000	(69,000)	204,046
Other liabilities	62,603	42,988	—	105,591

	333,041	165,845	(114,945)	383,941
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	40	98	(98)	40
Additional paid-in capital	503,965	84,900	(84,900)	503,965
Retained earnings	(18,986)	(3,209)	3,209	(18,986)
Treasury stock, at cost	(8)	—	—	(8)

Total stockholders’ equity	485,011	81,792	(81,792)	485,011

	818,052	247,637	(196,737)	868,952

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2010

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,553	$—	$—	$33,553
Accounts receivable	73,040	259	(49,768)	23,531
Other current assets	4,508	1,674	—	6,182

Total current assets	111,101	1,933	(49,768)	63,266
Property and equipment	512,569	206,578	—	719,147
Less accumulated depreciation, depletion and amortization	(137,284)	(30,771)	—	(168,055)

Net property and equipment	375,285	175,807	—	551,092
Investment in affiliates	76,236	—	(76,236)	—
Notes receivable, long-term	—	69,000	(69,000)	—
Other assets	12,548	—	—	12,548

	575,170	246,740	(195,004)	626,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,756	$62,666	$(49,768)	$63,654
Fair value of commodity derivative instruments	12,320	—	—	12,320

Total current liabilities	63,076	62,666	(49,768)	75,974
Long-term debt	—	69,000	(69,000)	—
Other liabilities	38,978	38,838	—	77,816

	102,054	170,504	(118,768)	153,790
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	40	98	(98)	40
Additional paid-in capital	502,556	84,900	(84,900)	502,556
Retained earnings	(29,480)	(8,765)	8,765	(29,480)

Total stockholders’ equity	473,116	76,236	(76,236)	473,116

	575,170	246,740	(195,004)	626,906

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2011

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$67,249	$25,549	$—	$92,798
Other	3,751	31	(3,750)	32

	71,000	25,580	(3,750)	92,830
Costs and expenses:
Lease operating expenses	12,460	5,448	—	17,908
Taxes, other than on earnings	231	3,464	—	3,695
Exploration expenditures, dry hole cost and impairments	3,631	77	—	3,708
Depreciation, depletion, amortization and accretion	22,471	6,855	—	29,326
General and administrative	4,688	3,858	(3,750)	4,796
Other expenses	2,139	(1)	—	2,138

Total costs and expenses	45,620	19,701	(3,750)	61,571

Income from operations	25,380	5,879	—	31,259

Other income (expense):
Interest expense, net	(4,957)	—	—	(4,957)
Gain on derivative instruments	13,831	—	—	13,831
Income from equity investments	3,663	—	(3,663)	—

Income before income taxes	37,917	5,879	(3,663)	40,133
Deferred income tax expense	(12,914)	(2,216)	—	(15,130)

Net income	$25,003	$3,663	$(3,663)	$25,003

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2010

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$43,393	$14,770	$—	$58,163
Other	3,753	31	(3,750)	34

	47,146	14,801	(3,750)	58,197
Costs and expenses:
Lease operating expenses	9,612	4,063	—	13,675
Taxes, other than on earnings	532	1,744	—	2,276
Exploration expenditures, dry hole cost and impairments	11,668	—	—	11,668
Depreciation, depletion, amortization and accretion	24,049	5,279	—	29,328
General and administrative	4,801	3,824	(3,750)	4,875
Other expenses	1,052	—	—	1,052

Total costs and expenses	51,714	14,910	(3,750)	62,874

Loss from operations	(4,568)	(109)	—	(4,677)

Other income (expense):
Interest expense, net	(3,857)	—	—	(3,857)
Gain on derivative instruments	6,957	—	—	6,957
Loss on early extinguishment of debt	(5,627)	—	—	(5,627)
Loss from equity investments	(70)	—	70	—

Loss before income taxes	(7,165)	(109)	70	(7,204)
Deferred income tax benefit	2,555	39	—	2,594

Net loss	$(4,610)	$(70)	$70	$(4,610)

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2011

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$113,812	$46,201	$—	$160,013
Other	7,504	62	(7,500)	66

	121,316	46,263	(7,500)	160,079
Costs and expenses:
Lease operating expenses	23,491	9,748	—	33,239
Taxes, other than on earnings	596	6,417	—	7,013
Exploration expenditures, dry hole cost and impairments	14,839	205	—	15,044
Depreciation, depletion, amortization and accretion	40,719	13,245	—	53,964
General and administrative	9,863	7,720	(7,500)	10,083
Other expenses	2,393	10	—	2,403

Total costs and expenses	91,901	37,345	(7,500)	121,746

Income from operations	29,415	8,918	—	38,333

Other income (expense):
Interest expense, net	(7,417)	—	—	(7,417)
Loss on derivative instruments	(11,694)	—	—	(11,694)
Loss on early extinguishment of debt	(2,377)	—	—	(2,377)
Income from equity investments	5,556	—	(5,556)	—

Income before income taxes	13,483	8,918	(5,556)	16,845
Deferred income tax expense	(2,989)	(3,362)	—	(6,351)

Net income	$10,494	$5,556	$(5,556)	$10,494

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2010

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$100,923	$27,923	$—	$128,846
Other	7,504	66	(7,500)	70

	108,427	27,989	(7,500)	128,916
Costs and expenses:
Lease operating expenses	19,945	8,172	—	28,117
Taxes, other than on earnings	1,027	3,286	—	4,313
Exploration expenditures, dry hole cost and impairments	14,291	—	—	14,291
Depreciation, depletion, amortization and accretion	52,478	9,927	—	62,405
General and administrative	8,903	7,660	(7,500)	9,063
Other expenses	1,293	—	—	1,293

Total costs and expenses	97,937	29,045	(7,500)	119,482

Income (loss) from operations	10,490	(1,056)	—	9,434

Other income (expense):
Interest expense, net	(8,050)	—	—	(8,050)
Gain on derivative instruments	5,033	—	—	5,033
Loss on early extinguishment of debt	(5,627)	—	—	(5,627)
Loss from equity investments	(676)	—	676	—

Income (loss) before income taxes	1,170	(1,056)	676	790
Deferred income tax benefit (expense)	(664)	380	—	(284)

Net income (loss)	$506	$(676)	$676	$506

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$51,446	$10,743	$—	$62,189
Cash flows provided by (used in) investing activities:
Property acquisitions	(196,350)	—	—	(196,350)
Exploration and development expenditures	(12,251)	(10,743)	—	(22,994)
Other property and equipment additions	(361)	—	—	(361)
Decrease in restricted cash	2,467	—	—	2,467

Net cash used in investing activities	(206,495)	(10,743)	—	(217,238)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	203,794	—	—	203,794
Deferred financing costs	(6,189)	—	—	(6,189)
Exercise of stock options	119	—	—	119

Net cash provided by financing activities	197,724	—	—	197,724

Net increase in cash and cash equivalents	42,675	—	—	42,675
Cash and cash equivalents at the beginning of the period	33,553	—	—	33,553

Cash and cash equivalents at the end of the period	$76,228	$—	$—	$76,228

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2010

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$47,180	$20,308	$—	$67,488
Cash flows provided by (used in) investing activities:
Property acquisitions	(615)	—	—	(615)
Exploration and development expenditures	(6,602)	(20,308)	—	(26,910)
Other property and equipment additions	(39)	—	—	(39)
Decrease in restricted cash	11,007	—	—	11,007

Net cash provided by (used in) investing activities	3,751	(20,308)	—	(16,557)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	20,394	—	—	20,394
Repayments of long-term debt	(69,882)	—	—	(69,882)

Net cash used in financing activities	(49,488)	—	—	(49,488)

Net increase in cash and cash equivalents	1,443	—	—	1,443
Cash and cash equivalents at the beginning of the period	26,745	—	—	26,745

Cash and cash equivalents at the end of the period	$28,188	$—	$—	$28,188

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Recent Developments

The ASOP Acquisition and Notes Offering. On February 14, 2011, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system (the “ASOP Properties”) from Anglo-Suisse Offshore Partners, LLC (“ASOP”) for $200.7 million in cash, subject to customary adjustments to reflect an economic effective date of January 1, 2011 (the “ASOP Acquisition”). As of December 31, 2010, the ASOP Properties had estimated proved reserves of approximately 8.1 Mmboe, of which 84% were oil and 76% were proved developed reserves. Of these proved developed reserves, 88% were oil reserves. The ASOP Properties acquired in the ASOP Acquisition:

•	included 59 producing wells in three complexes;

•	had average daily production of approximately 3,637 Boe per day for the period from February 14, 2011 to June 30, 2011;

•	included 48,106 gross and 37,402 net acres; and

•	included related gathering lines.

The ASOP Acquisition was financed with the proceeds from the sale of $210 million in aggregate principal amount of 8.25% senior notes due 2018 (the “8.25% Notes”) offered to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S promulgated under the Securities Act. After deducting the initial purchasers’ discount and offering expenses, we realized net proceeds of approximately $202 million. On July 14, 2011, we and our guarantor subsidiaries (the “Guarantors”) filed a registration statement with the SEC, which was declared effective on July 26, 2011, offering to exchange a new series of freely tradable notes having substantially identical terms as the 8.25% Notes (“exchange notes”) for the 8.25% Notes. On February 14, 2011, we also entered into an agreement for a new credit facility. See “—Liquidity and Capital Resources” for more information regarding the 8.25% Notes and the new credit facility.

The ASOP Acquisition provides an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise in the Gulf of Mexico shelf. The ASOP Acquisition also provides us with access to infrastructure and extensive acreage, with significant exploitation and development potential. We are pursuing exploitation of the ASOP Properties, including recompletions, well reactivations and development drilling, while we analyze the potential for higher-impact exploration prospects. We operate properties containing approximately 60% of the proved reserves attributable to the ASOP Properties. In conjunction with the ASOP Acquisition, we implemented a three-year commodity price hedging program weighted towards oil to help reduce commodity price risks associated with future oil production.

Overview and Outlook

Our fiscal year 2011 authorized capital budget is $110 to $125 million (excluding the cost of acquiring the ASOP Properties), $90 to $105 million of which is allocated to development of our existing Gulf of Mexico shelf asset base including the ASOP Properties and $20 million of which is allocated to exploration projects. We are also approved to spend approximately $24 million in 2011 on plugging, abandonment and other decommissioning activities. Our key areas of operations and our plans for future exploration and development activities do not include any deepwater areas. We allocate capital in a rigorous and disciplined manner intended to achieve an overall lower risk capital expenditure profile that focuses on maximizing rate of return and requires projects to compete on that basis. This allocation has led us to focus on oil-weighted projects, which has resulted in the maintenance of our upward trend in our oil production volumes as compared with the decline in our natural gas volumes.

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

We believe that we possess a core competency in plugging, abandonment and decommissioning operations which allows us to reduce our overall costs in that area of operations, enabling us to achieve our objectives of prudently removing idle infrastructure throughout the remaining productive lives of our fields and, over time, to reduce ongoing lease operating expenses (“LOE”) associated with maintaining idle infrastructure.

Results of Operations

Three Months Ended June 30, 2011

Our operating results for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, reflect significantly higher average selling prices for our oil as well as higher average selling prices for our natural gas. Our product mix reflects a decline in natural gas production and a decline in production of natural gas liquids, which we expect to continue for the remainder of 2011. Our oil production, which includes natural gas liquids, increased due to an increase in production from oil properties, which more than offset the decline in production of natural gas liquids. Additionally, our results for the three months ended June 30, 2011 include production from the recently acquired ASOP Properties of 3,573 Boe per day. We expect our oil production to increase during the remainder of 2011. We also expect our full-year 2011 oil production to increase as compared to our full-year 2010 oil production.

For the three months ended June 30, 2011, our revenues increased 60% as compared to the three months ended June 30, 2010, due primarily to the higher oil sales prices and the increase in oil production. Our overall production volumes, including barrel of oil equivalent natural gas volumes, decreased by 18% for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. Our Gulf of Mexico shelf production decreased 14% in the three months ended June 30, 2011, as compared to the quarter ended June 30, 2010, due primarily to production declines in our predominantly natural gas fields, partially offset by production from the ASOP Properties and increasing oil production from our East Bay field. In addition, our deepwater production, primarily natural gas, declined 48% for the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010, primarily due to natural reservoir decline from our deepwater well. Further, we have recently been informed by the operator of this deepwater gas well that production will be curtailed for extended periods during the second half of the year due to third party downstream facility modifications. We expect that our deepwater production will continue to decline in 2011.

Our revenue for the three months ended June 30, 2011 increased 38%, as compared to the three months ended March 31, 2011, resulting from higher oil revenues from increased oil production and higher realized oil prices, partially offset by lower natural gas revenues from the decline in natural gas production, due to our focus on oil-weighted development projects. Oil production volumes were 26% higher in the three months ended June 30, 2011, as compared to the three months ended March 31, 2011, primarily as a result of the acquisition of the oil-weighted ASOP Properties in the middle of the first quarter of 2011 and our continued focus on oil-weighted projects.

In addition to the items addressed above, our net income for the three months ended June 30, 2011, as compared to the net loss for the three months ended June 30, 2010, primarily reflects a decrease in impairments. The net loss for the three months ended June 30, 2010 also includes a $5.6 million loss on extinguishment of debt resulting from redemption of the PIK Notes during that period.

Our effective income tax rate for the three months ended June 30, 2011 and 2010 was 37.7% and 36.0%, respectively. The increase in our effective income tax rate is primarily related to estimated state income taxes.

Six Months Ended June 30, 2011

During the six months ended June 30, 2011, we completed fifteen (15) recompletion operations, twelve (12) of which were successful.

Our operating results for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, reflect significantly higher average selling prices for our oil and lower average selling prices for our natural gas. Our product mix reflects a decline in natural gas production and a decline in production of natural gas liquids, which we expect to continue for the remainder of 2011. Our oil production, which includes natural gas liquids, increased due to an increase in production from oil properties, which more than offset the decline in production of natural gas liquids. Additionally, our results for the six months ended June 30, 2011 include production from the recently acquired ASOP Properties of 3,637 Boe per day.

For the six months ended June 30, 2011, our revenues increased 24% as compared to the six months ended June 30, 2010, due primarily to the higher oil sales prices and the increase in oil production. Our overall production volumes, including barrel of oil equivalent natural gas volumes, decreased by 27% for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. Our Gulf of Mexico shelf production decreased 25% in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, due primarily to production declines in our predominantly natural gas fields, partially offset by production from the ASOP Properties and increasing oil production from our East Bay field. In addition, our deepwater production, primarily natural gas, declined 37% for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily due to natural reservoir decline from our deepwater well.

Our effective income tax rate for the six months ended June 30, 2011 and 2010 was 37.7% and 36.0%, respectively. The increase in our effective income tax rate is primarily related to estimated state income taxes.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net production (per day):
Oil (Bbls)	8,286	6,411	7,431	6,817
Natural gas (Mcf)	17,383	43,549	20,174	47,220
Total (Boe)	11,183	13,669	10,793	14,687
Average sales prices:
Oil (per Bbl)	$113.14	$70.54	$106.98	$71.01
Natural gas (per Mcf)	4.74	4.29	4.41	4.82
Total (per Boe)	91.19	46.76	81.90	48.47
Oil and natural gas revenues (in thousands):
Oil	$85,307	$41,149	$143,892	$87,616
Natural gas	7,491	17,014	16,121	41,230

Total	92,798	58,163	160,013	128,846
Impact of derivatives instruments settled during the period(1):
Oil (per Bbl)	$(12.55)	$(4.66)	$(10.97)	$(5.17)
Natural gas (per Mcf)	—	$0.02	—	$0.01
Average costs (per Boe):
LOE	$17.60	$10.99	$17.01	$10.58
Depreciation, depletion and amortization (“DD&A”)	25.08	20.99	23.85	21.05
Accretion of liability for asset retirement obligations	3.74	2.59	3.78	2.42
Taxes, other than on earnings	3.63	1.83	3.59	1.62
General and administrative (“G&A”) expenses	4.71	3.92	5.16	3.41
Increase (decrease) in oil and natural gas revenues due to:
Changes in prices of oil	$24,853		$44,386
Changes in production volumes of oil	19,305		11,890

Total increase in oil sales	44,158		56,276
Changes in prices of natural gas	$1,787		$(3,506)
Changes in production volumes of natural gas	(11,310)		(21,603)

Total decrease in natural gas sales	(9,523)		(25,109)

(1)	See Other Income and Expense section for further discussion of the impact of derivative instruments.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue and Net Income (Loss)

	Three Months Ended June 30,
	2011	2010
		(in thousands)	$ Change	% Change
Oil and natural gas revenues	$92,798	$58,163	$34,635	60%
Net income (loss)	25,003	(4,610)	29,613	NM

NM—Not Meaningful

Our oil and natural gas revenues increased primarily due to a 60% increase in average selling prices for our oil and a 29% increase in oil production in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, offset by a 60% decline in natural gas production in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The percentage of production represented by oil has increased for us. Oil represented 74% of total production for the three months ended June 30, 2011, as compared to 47% of total production for the three months ended June 30, 2010.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended June 30,
	2011	2010
		(in thousands)	$ Change	% Change
LOE	$17,908	$13,675	$4,233	31%
Exploration expenditures and dry hole costs	822	783	39	5%
Impairments	2,886	10,885	(7,999)	(73)%
DD&A, including accretion expense	29,326	29,328	(2)	—
G&A expenses	4,796	4,875	(79)	(2)%
Taxes, other than on earnings	3,695	2,276	1,419	62%

LOE has increased primarily due to the addition of the ASOP Properties in 2011. The increase in our LOE per Boe is due to the increase in our oil production as a percentage of our total production, which generally has a higher per Boe cost to produce than natural gas. The percentage of our production represented by oil increased from 47% for the three months ended June 30, 2010 to 74% for the three months ended June 30, 2011.

Impairments for the three months ended June 30, 2011 were primarily related to two natural gas producing fields which were determined to have future net cash flows less than their carrying values due primarily to reservoir performance resulting in the write down of these properties to their estimated fair values as of June 30, 2011. Impairments for the three months ended June 30, 2010 were primarily related to two natural gas producing fields which were determined to have future net cash flows less than their carrying values due primarily to reservoir performance resulting in the write down of these properties to their estimated fair values as of June 30, 2010.

DD&A per Boe increased primarily due to the acquisition of the ASOP Properties which have higher per Boe DD&A rates because they were recorded at estimated fair values at the February 14, 2011 acquisition date.

G&A expenses include non-cash stock based compensation of $0.8 million and $0.6 million in the three months ended June 30, 2011 and 2010, respectively.

Taxes, other than on earnings, increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, due primarily to higher average sales prices for oil (which is taxed based on value).

Other Income and Expense

Interest expense increased in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. For the three months ended June 30, 2011, our interest expense consists primarily of interest on our 8.25% Notes issued in connection with the ASOP Acquisition. For the three months ended June 30, 2010, our interest expense consisted primarily of interest on the 20% Senior Subordinated Secured PIK Notes due 2014 (the “PIK Notes”) and the term portion of our credit facility, which were issued in connection with our reorganization under Chapter 11 during 2009 and were outstanding during that period. We redeemed all of our outstanding PIK Notes on June 28, 2010.

Other income (expense) in the three months ended June 30, 2011 includes a net gain of $13.8 million consisting of an unrealized gain of $23.3 million due to the change in fair market value of derivative instruments and a loss of $9.5 million on derivative instruments settled during the quarter primarily from the impact of our oil fixed-price swaps. Other income (expense) in the three months ended June 30, 2010 includes a net gain of $7.0 million consisting of an unrealized gain of $9.6 million due to the change in fair market value of derivative instruments and a loss of $2.6 million on derivative instruments settled during the quarter primarily from the impact of our oil fixed-price swaps.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue and Net Income

	Six Months Ended June 30,
	2011	2010
		(in thousands)	$ Change	% Change
Oil and natural gas revenues	$160,013	$128,846	$31,167	24%
Net income	10,494	506	9,988	NM

NM—Not Meaningful

Our oil and natural gas revenues increased primarily due to a 51% increase in average selling prices for our oil and a 9% increase in oil production in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, offset in part by a 57% decline in natural gas production in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The percentage of production represented by oil has increased for us. Oil represented 69% of total production for the six months ended June 30, 2011, as compared to 46% of total production for the six months ended June 30, 2010.

Operating Expenses

Our operating expenses primarily consist of the following:

	Six Months Ended June 30,
	2011	2010
		(in thousands)	$ Change	% Change
LOE	$33,239	$28,117	$5,122	18%
Exploration expenditures and dry hole costs	1,370	2,637	(1,267)	(48)%
Impairments	13,674	11,654	2,020	17%
DD&A, including accretion expense	53,964	62,405	(8,441)	(14)%
G&A expenses	10,083	9,063	1,020	11%
Taxes, other than on earnings	7,013	4,313	2,700	63%

LOE has increased primarily due to the addition of the ASOP Properties in 2011. The increase in our LOE per Boe is due to the increase in our oil production, which generally has a higher per Boe cost to produce than natural gas. The percentage of our production represented by oil increased from 46% for the six months ended June 30, 2010 to 69% for the six months ended June 30, 2011.

Exploration expenditures in the six months ended June 30, 2011 includes $0.6 million of delay rentals. In the six months ended June 30, 2010, we drilled one (1) exploratory dry hole resulting in $1.8 million of dry hole costs. In addition, the expense in the six months ended June 30, 2010 includes $0.8 million of seismic expenditures and delay rentals.

Impairment expense for the six months ended June 30, 2011 was primarily related to reservoir performance at one of our natural gas producing fields where a production zone depleted prematurely. In the same field we experienced mechanical difficulties attempting to access a behind-pipe zone and currently do not expect that the behind-pipe reserves will be economically recoverable. This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value at March 31, 2011. Impairment expense for the six months ended June 30, 2010 was primarily related to two natural gas producing fields which were determined to have future net cash flows less than their carrying values due primarily to reservoir performance resulting in the write down of these properties to their estimated fair values as of June 30, 2010.

DD&A declined as a result of the overall Boe production declines described above. DD&A per Boe increased primarily due to the acquisition of the ASOP Properties which have higher per Boe DD&A rates because they were recorded at estimated fair values at the February 14, 2011 acquisition date.

G&A expenses, which include non-cash stock based compensation of $1.3 million and $0.7 million in the six months ended June 30, 2011 and 2010, respectively, increased in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily as a result of costs incurred in our acquisition efforts in the first quarter of 2011 and the increase in non-cash stock based compensation. Acquisition costs related to the ASOP Acquisition were $0.5 million in the six months ended June 30, 2011.

Taxes, other than on earnings, increased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, due primarily to higher average sales prices for oil (which is taxed based on value).

Other Income and Expense

Interest expense decreased in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. For the six months ended June 30, 2011, our interest expense consists primarily of interest on our 8.25% Notes issued in connection with the ASOP Acquisition. For the six months ended June 30, 2010, interest expense consisted primarily of interest expense on our PIK Notes and the term portion of our credit facility, which were outstanding during that period. We redeemed all of our outstanding PIK Notes on June 28, 2010.

Other income (expense) in the six months ended June 30, 2011 includes a net loss of $11.7 million consisting of an unrealized gain of $3.1 million due to the change in fair market value of derivative instruments and a loss of $14.8 million on derivative instruments settled during the period primarily from the impact of our oil fixed-price swaps. Other income (expense) in the six months ended June 30, 2010 includes a net gain of $5.0 million consisting of an unrealized gain of $11.3 million due to the change in fair market value of derivative instruments and a loss of $6.3 million on derivative instruments settled during the period primarily from the impact of our oil fixed-price swaps.

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

New Senior Credit Facility. On February 14, 2011, we entered into our new credit facility with BMO Capital Markets, as lead arranger, Bank of Montreal, as administrative agent and a lender. Under the terms of the credit agreement, our new credit facility established a revolving credit facility with a four-year term that may be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million, subject to an initial borrowing base of $150.0 million. The new credit facility is secured by substantially all of our assets, including mortgages on at least 85% of our oil and gas properties and the stock of certain wholly-owned subsidiaries. The borrowing base under the new credit facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves, and is subject to potential special and regular semi-annual redeterminations. We were subject to our first borrowing base semi-annual redetermination in May 2011, and our borrowing base has been reaffirmed at $150 million. Our borrowing base remains at $150.0 million until redetermined. Borrowings under our new credit facility bear interest ranging from a base rate plus a margin of 1.00% to 2.00% on base rate borrowings and LIBOR plus a margin of 2.00% to 3.00% on LIBOR borrowings. We had no amounts drawn under our new credit facility at June 30, 2011.

Sources and Uses of Capital. As of June 30, 2011, we had cash and cash equivalents of $76.2 million and no borrowings outstanding under our new credit facility. At the closing of our 8.25% Notes offering on February 14, 2011, our prior credit facility was replaced with our new credit facility, which has a borrowing base of $150.0 million. There is no term loan component in our new credit facility.

Our fiscal year 2011 authorized capital budget is $110 to $125 million (excluding the cost of acquiring the ASOP Properties), $90 to $105 million of which is allocated to development of our existing Gulf of Mexico shelf asset base including the ASOP Properties and $20 million of which is allocated to exploration projects. We are also approved to spend approximately $24 million in 2011 on plugging, abandonment and other decommissioning activities. Our key areas of operations and our plans for future exploration and development activities do not include any deepwater areas.

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

At June 30, 2011, we had working capital of $42.0 million, compared to a working capital deficit of $12.7 million at December 31, 2010. We have experienced, and may experience in the future, substantial working capital deficits. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which may be capitalized as noncurrent assets.

We maintain restricted escrow funds in a trust for future plugging, abandonment and other decommissioning costs at our East Bay field. The trust was originally funded with $15.0 million and, with accumulated interest, had increased to $16.7 million at December 31, 2008. We have made draws to date of $10.7 million, with $2.5 million drawn in 2011. We were able to draw from the trust upon the authorization, and subsequent completion, of qualifying abandonment activities at our East Bay field. As of the date of this Quarterly Report, we had $6.0 million remaining in restricted escrow funds for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our condensed consolidated balance sheets.

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

Analysis of Cash Flows—Six Months Ended June 30, 2011

The following table sets forth our cash flows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash flows provided by operating activities	$62,189	$67,488
Cash flows used in investing activities	(217,238)	(16,557)
Cash flows provided by (used in) financing activities	197,724	(49,488)

The decrease in our 2011 cash flows from operations primarily reflects increases in working capital and plugging, abandonment and decommissioning activities during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Net cash used in investing activities increased in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, primarily as a result of our acquisition of the ASOP Properties during the six months ended June 30, 2011.

Net cash provided by financing activities during the six months ended June 30, 2011 reflects $203.8 million of net cash proceeds (before offering expenses of $1.8 million) from the issuance of the 8.25% Notes, partially offset by expenditures of $6.2 million for financing costs primarily associated with our new senior credit facility and the offering expenses associated with our 8.25% Notes. Net cash used in financing activities during the six months ended June 30, 2010 reflects the redemption of the PIK Notes and payments on the term loan component of our prior credit facility, partially offset by proceeds from the term loan component of our prior credit facility.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the contractual commitments and commercial obligations which affect our financial condition and liquidity position as of June 30, 2011.

	Payments Due by Period
	Total	Six Months Ending December 31, 2011	Two Years Ending December 31, 2013	Two Years Ending December 31, 2015	Thereafter
	(in thousands)
Indebtedness	$210,000	$—	$—	$—	$210,000
Interest on indebtedness	121,275	8,663	34,650	34,650	43,312
Operating leases	3,224	312	1,262	1,133	517
Asset retirement obligations including accretion	238,222	3,542	33,595	27,227	173,858

Total contractual obligations	$572,721	$12,517	$69,507	$63,010	$427,687

New Accounting Pronouncements

See Note 9 of the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our new senior credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2011, our total indebtedness outstanding consisted of $204.0 million (net of unamortized original purchasers’ discount of $6.0 million) related to our fixed-rate 8.25% Notes. Borrowings under our new credit facility bear interest ranging from a base rate plus a margin of 1.00% to 2.00% on base rate borrowings and LIBOR plus a margin of 2.00% to 3.00% on LIBOR borrowings. We had no amounts drawn under our new credit facility at June 30, 2011.

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

Historically, we have used commodity derivative instruments to manage commodity price risks associated with future oil and natural gas production. As of June 30, 2011, the following derivative instruments were outstanding:

Oil Contracts

	Fixed-Price Swaps				Puts
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Average Swap Price ($/Bbl)	Fair Value (In thousands)	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)	Fair Value (In thousands)
July 2011	5,390	167,100	$86.08	$(1,588)	503	15,600	$60.00	$—
August 2011—November 2011	2,059	251,200	$90.42	$(1,637)	1,301	158,700	$60.00	$20
December 2011	3,368	104,400	$90.25	$(807)	1,302	40,350	$60.00	$12
January 2012—July 2012	2,167	461,500	$95.33	$(1,907)	—	—	—	—
August 2012—November 2012	721	88,000	$95.74	$(415)	—	—	—	—
December 2012	1,161	36,000	$95.28	$(190)	—	—	—	—
January 2013—July 2013	1,703	361,000	$94.28	$(2,223)	—	—	—	—
August 2013—November 2013	426	52,000	$94.18	$(322)	—	—	—	—
December 2013	806	25,000	$93.98	$(159)	—	—	—	—

	Collars
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Strike Price ($/Bbl)	Fair Value (In thousands)
January 2012—July 2012	500	106,500	$85.00/118.85	$103
August 2012—November 2012	500	61,000	$85.00/118.85	$35
December 2012	500	15,500	$85.00/118.85	$6

Item 4.	CONTROLS AND PROCEDURES.

(a) Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see the information in Note 8, “Commitments and Contingencies” in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A.	RISK FACTORS.

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A.—Risk Factors” in our 2010 Annual Report that could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2010 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

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

Currently, we have general liability insurance coverage with an annual aggregate limit of $2.0 million and umbrella liability coverage with an aggregate limit of $150.0 million applicable to our working interest. Our general liability policy is subject to a $25,000 per incident deductible. We also have an offshore property physical damage policy that contains a $90.0 million annual aggregate named windstorm limit of which we self-insure approximately 9%. This offshore property physical damage policy is subject to a $2.5 million deductible that applies to non-named windstorm occurrences and a $20 million deductible that applies to named windstorm events. Further, there are sub-limits within the named windstorm annual aggregate limit for re-drill, plugging and abandonment and removal of wreck that range from $10 million to $45 million. Our operational control of well coverage provides limits that vary by well location and depth and range from a combined single limit of $20.0 million to $75.0 million per occurrence. Deepwater wells have a coverage limit of $50.0 million per occurrence. Additionally, we maintain $150.0 million in oil pollution liability coverage as required under the Oil Pollution Act of 1990. Our control of well and oil pollution liability policy limits are scaled proportionately to our working interests, except for our deepwater control of well coverage, which limit is to our working interest. Under our service agreements, including drilling contracts, generally we are indemnified for injuries and death of the service provider’s employees as well as contractors and subcontractors hired by the service provider.

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

The Company has contracted with an emergency and spill response management consultant, which would provide management expertise, personnel and equipment, under the supervision of the Company, in the event of an incident requiring a coordinated response. Additionally, the Company is a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico and has capabilities to simultaneously respond to multiple spills. CGA’s website states that it is the largest oil spill response cooperative in North America. CGA is structured to provide an effective method of staging response equipment and providing spill response for its member companies in the Gulf of Mexico. CGA has chartered its marine equipment to the Marine Spill Response Corporation (“MSRC”), a private, not-for-profit marine spill response organization which is funded by the Marine Preservation Association (“MPA”), a member-supported, not-for-profit organization created to assist the petroleum and energy-related industries by addressing problems caused by oil spills on water. MSRC’s website states that it is the largest dedicated oil spill response organization in the United States. MSRC owns and operates a fleet of dedicated Oil Spill Response Vessels (OSRV), ocean-going barges, shallow water skimming systems, other response equipment and enhanced communications capabilities in various regions including the Gulf of Mexico. MSRC maintains CGA’s equipment (currently including, according to CGA’s website, 11 skimming vessels with capacities ranging from 3,000 to 43,000 barrels per day, 17 skimmers with capacities up to 3,770 barrels per day, numerous containment and storage systems including thousands of feet of boom and two fire boom systems, tanks and storage barges, wildlife cleaning and rehabilitation facilities, both aerial and vessel dispersant spray systems and 33,300 gallons of dispersant) at staging points around the Gulf of Mexico in its ready state. In the event of a spill, MSRC mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

Additional resources are available to the Company on an as-needed basis other than as a member of CGA, such as those of MSRC. MSRC has oil spill response equipment independent of, and in addition to, CGA’s equipment. MSRC’s capabilities are augmented by a network of over 100 participants in the Spill Team Area Responders (“STARs”) program, an affiliation of environmental response contractors located at over 200 locations throughout the country. MSRC’s equipment currently includes, according to MSRC’s website, 15 oil spill response vessels (in the Gulf of Mexico) with temporary storage for 4,000 barrels of oil and the ability to separate oil and water, 19 oil spill response barges with storage capacities between 12,000 and 68,000 barrels, 68 shallow water barges, 600,000 feet of boom, over 240 skimming systems, six self-propelled skimming vessels, seven mobile communication suites comprising telephone and computer connections and marine, aviation and business band radios, various small crafts and shallow water vessels and two dispersant/spotter aircraft. In the event of a spill, MSRC activates contractors as necessary to provide additional resources or support services requested by its customers.

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

Exhibit Number	Exhibit Description	Incorporated by Reference	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
		Form

2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	05/06/2010

2.1	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	01/18/2011

3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	09/21/2009

3.2	Second Amended and Restated Bylaws of Energy Partners, Ltd.	8-A/A	001-16179	3.2	09/21/2009

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	02/15/2011

4.2	Supplemental Indenture by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, and the other Guarantors named therein and U.S. Bank National Association, as Trustee, dated March 14, 2011	S-4	333-175567	4.2	07/14/2011

10.1†	Offer Letter to W. Mac Jensen, accepted on May 2, 2011					X

31.1	Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY PARTNERS, LTD.

Date: August 3, 2011	By:	/s/ Tiffany J. Thom
Tiffany J. Thom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

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

Exhibit Number	Exhibit Description	Incorporated by Reference	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
		Form

2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	05/06/2010

2.1	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	01/18/2011

3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	09/21/2009

3.2	Second Amended and Restated Bylaws of Energy Partners, Ltd.	8-A/A	001-16179	3.2	09/21/2009

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	02/15/2011

4.2	Supplemental Indenture by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, and the other Guarantors named therein and U.S. Bank National Association, as Trustee, dated March 14, 2011	S-4	333-175567	4.2	07/14/2011

10.1†	Offer Letter to W. Mac Jensen, accepted on May 2, 2011					X

31.1	Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of Energy Partners, Ltd. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.