Form 10-Q
period 2011-09-30
ENERGY PARTNERS LTD
filed 2011-11-03
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 1, 2011, there were 39,647,907 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$87,268	$33,553
Trade accounts receivable—net	27,264	21,443
Receivables from insurance	805	2,088
Fair value of commodity derivative instruments	12,588	186
Deferred tax assets	—	2,693
Prepaid expenses	8,630	3,303

Total current assets	136,555	63,266
Property and equipment, under the successful efforts method of accounting for oil and natural gas properties	1,005,229	719,147
Less accumulated depreciation, depletion and amortization	(260,326)	(168,055)

Net property and equipment	744,903	551,092
Restricted cash	6,022	8,489
Fair value of commodity derivative instruments	6,400	—
Other assets	2,675	1,814
Deferred financing costs—net of accumulated amortization of $730 and $1,656 at September 30, 2011 and December 31, 2010, respectively	5,603	2,245

	$902,158	$626,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,225	$18,358
Accrued expenses	47,679	28,394
Asset retirement obligations	23,676	16,902
Fair value of commodity derivative instruments	—	12,320
Deferred tax liabilities	6,537	—

Total current liabilities	96,117	75,974
Long-term debt	204,216	—
Asset retirement obligations	64,302	54,681
Deferred tax liabilities	33,339	22,469
Other	663	666
Commitments and contingencies (Note 9)

	398,637	153,790
Stockholders’ equity:
Preferred stock, $0.001 par value per share. Authorized 1,000,000 shares; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.001 par value per share. Authorized 75,000,000 shares; shares issued 40,244,252 and 40,091,664 at September 30, 2011 and December 31, 2010, respectively; shares outstanding 39,777,907 and 40,091,664 at September 30, 2011 and December 31, 2010, respectively	40	40
Additional paid-in capital	504,540	502,556
Retained Earnings (Accumulated deficit)	4,472	(29,480)
Treasury stock, at cost, 466,345 shares at September 30, 2011	(5,531)	—

Total stockholders’ equity	503,521	473,116

	$902,158	$626,906

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2011	2010	2011	2010
Revenue:
Oil and natural gas	$84,853	$56,237	$244,866	$185,083
Other	31	34	97	104

	84,884	56,271	244,963	185,187
Costs and expenses:
Lease operating	19,266	12,857	52,505	40,974
Transportation	119	251	490	1,053
Exploration expenditures and dry hole costs	973	1,291	2,343	3,928
Impairments	5,523	12,366	19,197	24,020
Depreciation, depletion and amortization	26,496	25,323	73,081	81,284
Accretion of liability for asset retirement obligations	4,793	3,200	12,172	9,644
General and administrative	4,461	4,807	14,544	13,870
Taxes, other than on earnings	3,493	3,106	10,506	7,419
Other	4,108	256	6,140	747

Total costs and expenses	69,232	63,457	190,978	182,939

Income (loss) from operations	15,652	(7,186)	53,985	2,248
Other income (expense):
Interest income	37	8	64	105
Interest expense	(5,036)	(726)	(12,480)	(8,873)
Gain (loss) on derivative instruments	26,571	(3,918)	14,877	1,115
Loss on early extinguishment of debt	—	—	(2,377)	(5,627)

	21,572	(4,636)	84	(13,280)

Income (loss) before income taxes	37,224	(11,822)	54,069	(11,032)
Deferred income tax benefit (expense)	(13,766)	3,976	(20,117)	3,692

Net income (loss)	23,458	(7,846)	33,952	(7,340)

Basic earnings (loss) per share	$0.59	$(0.20)	$0.85	$(0.18)
Diluted earnings (loss) per share	$0.58	$(0.20)	$0.84	$(0.18)
Weighted average common shares used in computing earnings (loss) per share:
Basic	40,093	40,078	40,094	40,059
Effect of dilutive stock options and restricted shares	82	—	107	—

Diluted	40,175	40,078	40,201	40,059

See accompanying notes to condensed consolidated financial statements.

ENERGY PARTNERS, LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$33,952	$(7,340)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	73,081	81,284
Accretion of liability for asset retirement obligations	12,172	9,644
Unrealized gain on derivative contracts	(31,122)	(8,298)
Non-cash compensation	1,833	995
Deferred income taxes	20,117	(3,692)
Repayment of PIK Notes issued for payment of in-kind interest	—	(3,395)
Exploration expenditures	147	2,813
Impairments	19,197	24,020
Amortization of deferred financing costs and discount on debt	1,152	748
Loss on early extinguishment of debt	2,377	—
Other	4,611	853
Changes in operating assets and liabilities:
Trade accounts receivable	(6,430)	4,587
Other receivables	1,283	3,376
Prepaid expenses	(5,207)	(1,533)
Other assets	(862)	342
Accounts payable and accrued expenses	5,563	3,661
Other liabilities	(25,929)	(11,073)

Net cash provided by operating activities	105,935	96,992

Cash flows provided by (used in) investing activities:
Decrease in restricted cash	2,467	12,166
Property acquisitions	(196,533)	(623)
Exploration and development expenditures	(49,246)	(43,032)
Other property and equipment additions	(833)	—

Net cash used in investing activities	(244,145)	(31,489)

Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	203,794	20,394
Repayments of indebtedness	—	(82,382)
Deferred financing costs	(6,465)	(33)
Purchase of shares into treasury	(5,523)	—
Exercise of stock options	119	—

Net cash provided by (used in) financing activities	191,925	(62,021)

Net increase in cash and cash equivalents	53,715	3,482
Cash and cash equivalents at beginning of period	33,553	26,745

Cash and cash equivalents at end of period	$87,268	$30,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Debt incurred to pay deferred financing costs	—	737

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

The financial information as of September 30, 2011 and for the three- and nine-month periods ended September 30, 2011 and September 30, 2010 has not been audited. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in the current period. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 Annual Report”). The results of operations and cash flows for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

The ASOP Acquisition was financed with the proceeds from the sale of $210 million in aggregate principal amount of 8.25% senior notes due 2018 (the “8.25% Notes”), which were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. After deducting the initial purchasers’ discount and offering expenses, we realized net proceeds of approximately $202 million. See Note 6, “Indebtedness” for more information regarding our 8.25% Notes.

We have accounted for the ASOP Acquisition using the purchase method of accounting for business combinations, and therefore we have estimated the fair value of the ASOP Properties as of the February 14, 2011 acquisition date. In the estimation of fair value, management uses various valuation methods including (i) comparable company analysis, which estimates the value of the ASOP Properties based on the implied valuations of other similar operations; (ii) comparable asset transaction analysis, which estimates the value of the acquired operations based upon publicly announced transactions of assets with similar characteristics; (iii) comparable merger transaction analysis, which, much like comparable asset transaction analysis, estimates the value of operations based upon publicly announced transactions with similar characteristics, except that merger analysis analyzes public to public merger transactions rather than solely asset transactions; and (iv) discounted cash flow analysis, which estimates the value of the ASOP Properties by determining the present value of estimated future cash flows. The fair value is based on subjective estimates and assumptions, which are inherently subject to significant uncertainties which are beyond our control. These assumptions represent Level 3 inputs, as further discussed in Note 8, “Fair Value Measurements.”

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

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects management’s current estimate of adjustments to purchase price provided for by the purchase and sale agreement of approximately $4.2 million to reflect an economic effective date of January 1, 2011.

(In thousands)	February 14, 2011
Oil and natural gas properties	$220,743
Asset retirement obligations	(24,225)

Net assets acquired	$196,518

Revenues attributable to the ASOP Properties for the three and nine months ended September 30, 2011 were $33.6 million and $85.6 million, respectively. Lease operating expenses attributable to the ASOP Properties for the three and nine months ended September 30, 2011 were $5.7 million and $12.0 million, respectively. We have determined that the presentation of net income attributable to the ASOP Properties is impracticable due to the integration of the related operations upon acquisition. We incurred approximately $0.5 million in fees related to the acquisition, which were included in general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended September 30, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	Actual 2011	Pro Forma 2010	Pro Forma 2011	Pro Forma 2010
	(in thousands, except per share data)
Revenue	$84,884	$79,466	$257,721	$252,098
Net income (loss)	$23,458	$(4,263)	$35,871	$3,030
Basic earnings (loss) per share	$0.59	$(0.11)	$0.89	$0.08
Diluted earnings (loss) per share	$0.58	$(0.11)	$0.89	$0.08

Subsequent Event

On October 28, 2011, we entered into a purchase and sale agreement with Stone Energy Offshore, L.L.C. (“Seller”) relating to the purchase (the “Main Pass Acquisition”) of certain interests in producing oil and natural gas assets in the shallow-water central Gulf of Mexico shelf (the “Main Pass Interests”) for $80.0 million in cash, subject to customary adjustments to reflect the economic effective date of November 1, 2011. The Main Pass Interests currently produce approximately 900 barrels of oil equivalent per day, approximately 96% of which is oil. The Main Pass Interests consist of additional interests in the Main Pass 296/311 complex that was included in the assets we purchased from ASOP in February 2011, along with other unit interests in the Main Pass complex and an interest in a Main Pass 295 primary term lease. We estimate that the proved reserves as of the November 1, 2011 economic effective date totaled approximately 2.6 Mmboe, all of which were proved developed reserves and approximately 96% of which were oil reserves. The estimated asset retirement obligation to be assumed and recorded on our balance sheet as a result of the Main Pass Acquisition is expected to total approximately $4 million. The consummation of the Main Pass Acquisition is subject to customary closing conditions and is expected to close in November 2011. We intend to fund the Main Pass Acquisition with cash on hand.

The Main Pass Interests are not operated by Seller, and the other working interest owner and current operator of the Main Pass 296/311 complex has a preferential right under the applicable operating agreements to purchase the Main Pass Interests as a result of the Main Pass Acquisition. However, even if the operator exercises its preferential purchase right, the applicable operating agreements limit the amount that the operator can acquire by exercising the preferential right. In that case, the Main Pass Acquisition would still be completed, but, depending upon the various scenarios of the other working interest owner exercising at least one or more of the preferential rights, we would generally acquire 50% of the Main Pass Interests (with certain exceptions) and the base purchase price would range from approximately $39.8 million to $79.5 million.

(3) EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the effect, if dilutive, of potential common shares associated with stock option and restricted share awards outstanding during each period.

(4) COMMON STOCK

In August 2011, the Board of Directors authorized a program for the repurchase of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million. The repurchases have been, and will be, carried out in accordance with certain volume, timing and price constraints imposed by the SEC’s rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors. Through September 30, 2011, we executed trades to repurchase 590,000 shares at an aggregate cash purchase price of approximately $7.0 million. Of these repurchases, settlements related to 130,000 shares with an aggregate cash purchase price of approximately $1.5 million occurred in October. The repurchased shares are held in treasury and could be used to provide available shares for possible resale in future public or private offerings and our employee benefit plans.

(5) ASSET RETIREMENT OBLIGATIONS

Changes in our asset retirement obligations were as follows:

Nine Months Ended September 30, 2011
(in thousands)
Balance at December 31, 2010	$71,583
ASOP Acquisition liabilities assumed	24,225
Accretion expense	12,172
Liabilities incurred	144
Revisions	5,780
Liabilities settled	(25,926)

Balance at September 30, 2011	87,978
Less: End of period, current portion	(23,676)

End of period, noncurrent portion	$64,302

(6) INDEBTEDNESS

In connection with the ASOP Acquisition (see Note 2), on February 14, 2011, we issued $210.0 million in aggregate principal amount of our 8.25% Notes due 2018. Furthermore, our credit facility existing on that date was terminated and replaced with a new credit facility. The termination of our prior credit facility during the nine months ended September 30, 2011 resulted in a loss on early extinguishment of debt of $2.4 million, primarily due to writing off the unamortized deferred financing costs associated with the terminated facility.

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

Under the Registration Rights Agreement, on July 14, 2011, we and our guarantor subsidiaries (the “Guarantors”) filed a registration statement with the SEC, which was declared effective on July 26, 2011, offering to exchange a new series of freely tradable notes having substantially identical terms as the 8.25% Notes (“Exchange Notes”) for the 8.25% Notes. Pursuant to this offering, 100% in aggregate principal amount of the 8.25% Notes was exchanged for the Exchange Notes, effective as of August 29, 2011.

On or after February 15, 2015, we may on any one or more occasions redeem all or a part of the 8.25% Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest on the 8.25% Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on February 15th of the years indicated below, subject to the rights of holders of the 8.25% Notes on the relevant record date to receive interest on the relevant interest payment date:

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

At any time prior to February 15, 2014, we may, at our option, on any one or more occasions redeem with the net cash proceeds of certain equity offerings up to 35% of the aggregate principal amount of outstanding 8.25% Notes (which amount includes additional notes issued under the Indenture), upon not less than 30 nor more than 60 days’ prior notice, at a redemption price equal to 108.250% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date, provided that: (1) at least 65% of the aggregate principal amount of the 8.25% Notes issued under the Indenture (which amount includes additional notes issued under the Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date of the closing of such equity offering. This option to redeem up to 35% of the aggregate principal amount of outstanding 8.25% Notes with the net cash proceeds of certain equity offerings is considered an embedded derivative. We estimate that the fair value of this option at September 30, 2011 is not material.

In addition, we may, at our option, on any one or more occasions redeem all or a part of the 8.25% Notes prior to February 15, 2015 at a redemption price equal to 100% of the principal amount of the 8.25% Notes redeemed plus a “make-whole” premium as of, and accrued and unpaid interest to the redemption date.

If we experience a change of control (as defined in the Indenture), each holder of the 8.25% Notes will have the right to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of the 8.25% Notes at a price in cash equal to 101% of the aggregate principal amount of the 8.25% Notes repurchased, plus accrued and unpaid interest to the date of repurchase. If we engage in certain asset sales, within 360 days of such sale, we generally must use the net cash proceeds from such sales to repay outstanding senior secured debt (other than intercompany debt or any debt owed to an affiliate), to acquire all or substantially all of the assets, properties or capital stock of one or more companies in our industry, to make capital expenditures or to invest in our business. When any such net proceeds that are not so applied or invested exceed $20.0 million, we must make an offer to purchase the 8.25% Notes and other pari passu debt that is subject to similar asset sale provisions in an aggregate principal amount equal to the excess net cash proceeds. The purchase price of each 8.25% Note (or other pari passu debt) so purchased will be 100% of its principal amount, plus accrued and unpaid interest to the repurchase date, and will be payable in cash.

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

New Senior Credit Facility

On February 14, 2011, we entered into our new credit facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender. The terms of our new credit facility establish a revolving credit facility with a four-year term that may be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million, subject to an initial borrowing base of $150.0 million. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million, and the amount available under the revolving credit facility is limited by the borrowing base. With the consent of the agent, we also have the ability to increase the aggregate commitments under the new credit facility by up to $100.0 million to the extent that existing and/or future lenders provide additional commitments. Upon the closing of our new credit facility, our then existing credit facility was terminated. We had no amounts drawn under our new credit facility at September 30, 2011.

The interest rate spread on loans and letters of credit under our new credit facility is based on the level of utilization and range from a base rate plus a margin of 1.00% to 2.00% for base rate borrowings and LIBOR plus a margin of 2.00% to 3.00% for LIBOR borrowings. A commitment fee of 0.5% is payable on the unused portion of the borrowing base. Interest on our base rate borrowings is payable quarterly, in arrears, and interest on our LIBOR borrowings is payable on the last day of each relevant interest period, except that in the case of any interest period that is longer than three months, interest is payable on each successive date three months after the first day of such interest period.

Our new credit facility contains customary covenants, default provisions and collateral requirements. As described in the agreement underlying our new credit facility, we must maintain, for each period for which a covenant certification is required, (a) a minimum current ratio (as defined in the agreement for our new credit facility) of 1.0 to 1.0, (b) a minimum EBITDAX (as defined in the agreement for our new credit facility) to interest expense coverage ratio of 2.5 to 1.0 and (c) a maximum total debt to EBITDAX ratio of 3.5 to 1.0. We are also required to maintain a commodities hedging program that is in compliance with the requirements set forth in our new credit facility. The determination of our borrowing base under our new credit facility is based on our proved reserves, at the sole discretion of the lenders. Our initial borrowing base was $150.0 million and scheduled borrowing base redeterminations will be made on a semi-annual basis on May 1st and November 1st of each year. We recently completed our semi-annual redetermination and our borrowing base was increased to $200.0 million. Our new credit facility also places restrictions on the maximum estimated future production volumes that can be subject to commodity derivative instruments.

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

(7) DERIVATIVE TRANSACTIONS

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

As of September 30, 2011, the following derivative instruments were outstanding:

Oil Contracts

	Fixed-Price Swaps			Puts
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Average Swap Price ($/Bbl)	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)
October 2011—November 2011	2,256	137,600	$91.23	1,301	79,350	$60.00
December 2011	3,368	104,400	$90.25	1,302	40,350	$60.00
January 2012—July 2012	2,167	461,500	$95.33	—	—	—
August 2012—November 2012	721	88,000	$95.74	—	—	—
December 2012	1,161	36,000	$95.28	—	—	—
January 2013—July 2013	1,703	361,000	$94.28	—	—	—
August 2013—November 2013	426	52,000	$94.18	—	—	—
December 2013	806	25,000	$93.98	—	—	—

	Collars
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Average Strike Price ($/Bbl)
January 2012—July 2012	1,000	213,000	$87.50/123.18
August 2012—November 2012	1,000	122,000	$87.50/123.18
December 2012	1,000	31,000	$87.50/123.18

The following table presents information about the components of gain (loss) on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Derivative contracts:
Unrealized gain (loss) due to change in fair market value	$28,059	$(3,018)	$31,122	$8,298
Realized loss on settlement	(1,488)	(900)	(16,245)	(7,183)

Total gain (loss) on derivative instruments	$26,571	$(3,918)	$14,877	$1,115

(8) FAIR VALUE MEASUREMENTS

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

As of September 30, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our commodity derivative instruments. The fair values of derivative instruments were measured using price inputs published by NYMEX. These price inputs are quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy. At September 30, 2011, the carrying amounts and fair values of our derivative instruments are reported as assets totaling $19.0 million. At December 31, 2010, the carrying amounts and fair values of our derivative instruments are reported as assets totaling $0.2 million and liabilities totaling $12.3 million.

On June 9, 2011, we entered into an agreement with an insurance company whereby, if a named wind storm occurs in a specified area of the Gulf of Mexico and that storm meets certain strength criteria, the insurance company will pay a fixed amount of cash proceeds to us. This agreement is considered a weather derivative under the applicable authoritative guidance related to financial instruments. We recognized the premium paid as a current asset, which we are amortizing to expense over the term of the agreement. At September 30, 2011, we estimate that the fair value of this financial instrument approximates the carrying amount of approximately $1.3 million, based on the amount of premium paid, which is a Level 3 input within the fair value hierarchy.

As of September 30, 2011, the carrying amount of our 8.25% Notes is $204.2 million, which reflects the $210.0 million face amount, net of the unamortized amount of initial purchasers’ discount of $5.8 million. We estimate the fair value of the 8.25% Notes at approximately $191.6 million, based on quoted prices, which are Level 1 inputs within the fair value hierarchy.

We evaluate our capitalized costs of proved oil and natural gas properties for potential impairment when circumstances indicate that the carrying values may not be recoverable. Our assessment of possible impairment of proved oil and natural gas properties is based on our best estimate of future prices, costs and expected net future cash flows by property (generally analogous to a field or lease). An impairment loss is indicated if undiscounted net future cash flows are less than the carrying value of a property. The impairment expense is measured as the shortfall between the net book value of the property and its estimated fair value measured based on the discounted net future cash flows from the property. The inputs used to estimate the fair value of our oil and natural gas properties meet the definition of Level 3 inputs within the fair value hierarchy. Impairments for the nine months ended September 30, 2011 were primarily related to reservoir performance at one of our natural gas producing fields where a production zone depleted prematurely. In the same field we experienced mechanical difficulties attempting to access a behind-pipe zone and currently do not expect that the behind-pipe reserves will be economically recoverable. This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value at March 31, 2011. Additional impairments for the nine months ended September 30, 2011 were primarily related to the decline in our estimate of future natural gas prices as of September 30, 2011 as compared to June 30, 2011 affecting our deepwater producing well (primarily natural gas) and reservoir performance at two other producing fields, which were determined to have future net cash flows less than their carrying values resulting in the write down of these properties to their estimated fair values.

As addressed in Note 2, “Acquisitions,” we applied fair value concepts in estimating and allocating the fair value of the ASOP Properties in accordance with purchase accounting for business combinations. The inputs to the estimated fair values of the assets acquired and liabilities assumed are described in Note 2.

(9) COMMITMENTS AND CONTINGENCIES

We maintain restricted escrow funds in a trust for future abandonment costs at our East Bay field. The trust was originally funded with $15 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon completion of qualifying abandonment activities at our East Bay field. At September 30, 2011, we had $6.0 million remaining in restricted escrow funds for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our consolidated balance sheets.

We record liabilities when we deliver production that is in excess of our interest in certain properties. In addition to these imbalances, we may, from time to time, be allocated cash sales proceeds in excess of amounts that we estimate are due to us for our interest in production. These allocations may be subject to further review, may require more information to resolve or may be in dispute. In July 2010, we were notified by a purchaser of oil production from one of our non-operated fields that we were allocated, and received sales proceeds from, more oil production than we actually sold to that purchaser. These third party misallocations may date back to 2006. The oil purchaser’s initial estimate of the oil volumes misallocated to us was approximately 74,000 barrels, which may be valued at up to $6.9 million based on information provided by the oil purchaser. We have previously recorded an amount that we believe may be payable related to a potential reallocation, which amount is reflected in Accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2011.

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

(10) NEW ACCOUNTING PRONOUNCEMENTS

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

(11) SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the 8.25% Notes offering described in Note 6, the Guarantors, which include all of our existing 100% owned, direct and indirect domestic subsidiaries (other than immaterial subsidiaries), fully and unconditionally guaranteed, jointly and severally, the payment obligations under our 8.25% Notes and guarantee the payment obligations under the Exchange Notes. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for Energy Partners, Ltd. (Parent Company Only) and for the Guarantors. We have not presented separate financial statements and other disclosures concerning each individual Guarantor because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2011

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$87,268	$—	$—	$87,268
Accounts receivable	81,067	133	(53,131)	28,069
Other current assets	19,544	1,674	—	21,218

Total current assets	187,879	1,807	(53,131)	136,555
Property and equipment	772,732	232,497	—	1,005,229
Less accumulated depreciation, depletion and amortization	(214,305)	(46,021)	—	(260,326)

Net property and equipment	558,427	186,476	—	744,903
Investment in affiliates	85,534	—	(85,534)	—
Notes receivable, long-term	—	69,000	(69,000)	—
Other assets	20,700	—	—	20,700

	852,540	257,283	(207,665)	902,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$77,898	$64,813	$(53,131)	$89,580
Deferred tax liabilities	6,537	—	—	6,537

Total current liabilities	84,435	64,813	(53,131)	96,117
Long-term debt	204,216	69,000	(69,000)	204,216
Other liabilities	60,368	37,936	—	98,304

	349,019	171,749	(122,131)	398,637
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	40	98	(98)	40
Additional paid-in capital	504,540	84,900	(84,900)	504,540
Retained earnings	4,472	533	(533)	4,472
Treasury stock, at cost	(5,531)	—	—	(5,531)

Total stockholders’ equity	503,521	85,534	(85,534)	503,521

	852,540	257,283	(207,665)	902,158

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2010

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33,553	$—	$—	$33,553
Accounts receivable	73,040	259	(49,768)	23,531
Other current assets	4,508	1,674	—	6,182

Total current assets	111,101	1,933	(49,768)	63,266
Property and equipment	512,569	206,578	—	719,147
Less accumulated depreciation, depletion and amortization	(137,284)	(30,771)	—	(168,055)

Net property and equipment	375,285	175,807	—	551,092
Investment in affiliates	76,236	—	(76,236)	—
Notes receivable, long-term	—	69,000	(69,000)	—
Other assets	12,548	—	—	12,548

	575,170	246,740	(195,004)	626,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$50,756	$62,666	$(49,768)	$63,654
Fair value of commodity derivative instruments	12,320	—	—	12,320

Total current liabilities	63,076	62,666	(49,768)	75,974
Long-term debt	—	69,000	(69,000)	—
Other liabilities	38,978	38,838	—	77,816

	102,054	170,504	(118,768)	153,790
Stockholders’ equity:
Preferred stock	—	3	(3)	—
Common stock	40	98	(98)	40
Additional paid-in capital	502,556	84,900	(84,900)	502,556
Retained earnings	(29,480)	(8,765)	8,765	(29,480)

Total stockholders’ equity	473,116	76,236	(76,236)	473,116

	575,170	246,740	(195,004)	626,906

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2011

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$61,196	$23,657	$—	$84,853
Other	3,752	29	(3,750)	31

	64,948	23,686	(3,750)	84,884
Costs and expenses:
Lease operating expenses	14,970	4,296	—	19,266
Taxes, other than on earnings	210	3,283	—	3,493
Exploration expenditures, dry hole cost and impairments	6,458	38	—	6,496
Depreciation, depletion, amortization and accretion	24,155	7,134	—	31,289
General and administrative	4,339	3,872	(3,750)	4,461
Other expenses	5,051	(824)	—	4,227

Total costs and expenses	55,183	17,799	(3,750)	69,232

Income from operations	9,765	5,887	—	15,652

Other income (expense):
Interest expense, net	(4,999)	—	—	(4,999)
Gain on derivative instruments	26,571	—	—	26,571
Income from equity investments	3,742	—	(3,742)	—

Income before income taxes	35,079	5,887	(3,742)	37,224
Deferred income tax expense	(11,621)	(2,145)	—	(13,766)

Net income	$23,458	$3,742	$(3,742)	$23,458

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2010

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$37,553	$18,684	$—	$56,237
Other	3,752	32	(3,750)	34

	41,305	18,716	(3,750)	56,271
Costs and expenses:
Lease operating expenses	9,963	2,894	—	12,857
Taxes, other than on earnings	864	2,242	—	3,106
Exploration expenditures, dry hole cost and impairments	12,662	995	—	13,657
Depreciation, depletion, amortization and accretion	20,508	8,015	—	28,523
General and administrative	4,742	3,815	(3,750)	4,807
Other expenses	507	—	—	507

Total costs and expenses	49,246	17,961	(3,750)	63,457

Income (loss) from operations	(7,941)	755	—	(7,186)

Other income (expense):
Interest expense, net	(718)	—	—	(718)
Loss on derivative instruments	(3,918)	—	—	(3,918)
Income from equity investments	476	—	(476)	—

Income (loss) before income taxes	(12,101)	755	(476)	(11,822)
Deferred income tax benefit (expense)	4,255	(279)	—	3,976

Net income (loss)	$(7,846)	$476	$(476)	$(7,846)

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$175,008	$69,858	$—	$244,866
Other	11,256	91	(11,250)	97

	186,264	69,949	(11,250)	244,963
Costs and expenses:
Lease operating expenses	38,461	14,044	—	52,505
Taxes, other than on earnings	806	9,700	—	10,506
Exploration expenditures, dry hole cost and impairments	21,297	243	—	21,540
Depreciation, depletion, amortization and accretion	64,874	20,379	—	85,253
General and administrative	14,202	11,592	(11,250)	14,544
Other expenses	7,444	(814)	—	6,630

Total costs and expenses	147,084	55,144	(11,250)	190,978

Income from operations	39,180	14,805	—	53,985

Other income (expense):
Interest expense, net	(12,416)	—	—	(12,416)
Gain on derivative instruments	14,877	—	—	14,877
Loss on early extinguishment of debt	(2,377)	—	—	(2,377)
Income from equity investments	9,298	—	(9,298)	—

Income before income taxes	48,562	14,805	(9,298)	54,069
Deferred income tax expense	(14,610)	(5,507)	—	(20,117)

Net income	$33,952	$9,298	$(9,298)	$33,952

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2010

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$138,476	$46,607	$—	$185,083
Other	11,256	98	(11,250)	104

	149,732	46,705	(11,250)	185,187
Costs and expenses:
Lease operating expenses	29,908	11,066	—	40,974
Taxes, other than on earnings	1,891	5,528	—	7,419
Exploration expenditures, dry hole cost and impairments	26,953	995	—	27,948
Depreciation, depletion, amortization and accretion	72,986	17,942	—	90,928
General and administrative	13,645	11,475	(11,250)	13,870
Other expenses	1,800	—	—	1,800

Total costs and expenses	147,183	47,006	(11,250)	182,939

Income (loss) from operations	2,549	(301)	—	2,248

Other income (expense):
Interest expense, net	(8,768)	—	—	(8,768)
Gain on derivative instruments	1,115	—	—	1,115
Loss on early extinguishment of debt	(5,627)	—	—	(5,627)
Loss from equity investments	(200)	—	200	—

Loss before income taxes	(10,931)	(301)	200	(11,032)
Deferred income tax benefit	3,591	101	—	3,692

Net loss	$(7,340)	$(200)	$200	$(7,340)

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$80,045	$25,890	$—	$105,935
Cash flows provided by (used in) investing activities:
Property acquisitions	(196,533)	—	—	(196,533)
Exploration and development expenditures	(23,356)	(25,890)	—	(49,246)
Other property and equipment additions	(833)	—	—	(833)
Decrease in restricted cash	2,467	—	—	2,467

Net cash used in investing activities	(218,255)	(25,890)	—	(244,145)
Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	203,794	—	—	203,794
Deferred financing costs	(6,465)	—	—	(6,465)
Purchase of shares into treasury	(5,523)	—	—	(5,523)
Exercise of stock options	119	—	—	119

Net cash provided by financing activities	191,925	—	—	191,925

Net increase in cash and cash equivalents	53,715	—	—	53,715
Cash and cash equivalents at the beginning of the period	33,553	—	—	33,553

Cash and cash equivalents at the end of the period	$87,268	$—	$—	$87,268

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

	Parent Company Only	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$65,082	$31,910	$—	$96,992
Cash flows provided by (used in) investing activities:
Property acquisitions	(623)	—	—	(623)
Exploration and development expenditures	(11,122)	(31,910)	—	(43,032)
Decrease in restricted cash	12,166	—	—	12,166

Net cash provided by (used in) investing activities	421	(31,910)	—	(31,489)

Cash flows provided by (used in) financing activities:
Proceeds from long-term debt	20,394	—	—	20,394
Repayments of long-term debt	(82,382)	—	—	(82,382)
Deferred financing costs	(33)	—	—	(33)

Net cash used in financing activities	(62,021)	—	—	(62,021)

Net increase in cash and cash equivalents	3,482	—	—	3,482
Cash and cash equivalents at the beginning of the period	26,745	—	—	26,745

Cash and cash equivalents at the end of the period	$30,227	$—	$—	$30,227

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements we make in this Quarterly Report on Form 10-Q (the “Quarterly Report”) that express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended (the “2010 Annual Report”).

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

Recent Developments

The ASOP Acquisition and Notes Offering. On February 14, 2011, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system (the “ASOP Properties”) from Anglo-Suisse Offshore Partners, LLC (“ASOP”) for $200.7 million in cash, subject to customary adjustments to reflect an economic effective date of January 1, 2011 (the “ASOP Acquisition”). As of December 31, 2010, the ASOP Properties had estimated proved reserves of approximately 8.1 Mmboe, of which 84% were oil and 76% were proved developed reserves. Of these proved developed reserves, 88% were oil reserves. The ASOP Properties acquired in the ASOP Acquisition:

•	included 59 producing wells in three complexes;

•	had average daily production of approximately 3,620 Boe per day for the period from February 14, 2011 to September 30, 2011;

•	included 48,106 gross and 37,402 net acres; and

•	included related gathering lines.

The ASOP Acquisition was financed with the proceeds from the sale of $210 million in aggregate principal amount of 8.25% senior notes due 2018 (the “8.25% Notes”) offered to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and to persons outside the United States pursuant to Regulation S promulgated under the Securities Act. After deducting the initial purchasers’ discount and offering expenses, we realized net proceeds of approximately $202 million. On July 14, 2011, we and our guarantor subsidiaries (the “Guarantors”) filed a registration statement with the SEC, which was declared effective on July 26, 2011, offering to exchange a new series of freely tradable notes having substantially identical terms as the 8.25% Notes (“Exchange Notes”) for the 8.25% Notes. Pursuant to this offering, 100% in aggregate principal amount of the 8.25% Notes was exchanged for the Exchange Notes, effective as of August 29, 2011. On February 14, 2011, we also entered into an agreement for a new senior credit facility. See “—Liquidity and Capital Resources” for more information regarding the 8.25% Notes and the new senior credit facility.

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

The Main Pass Acquisition. On October 28, 2011, we entered into a purchase and sale agreement with Stone Energy Offshore, L.L.C. (“Seller”) relating to the purchase (the “Main Pass Acquisition”) of certain interests in producing oil and natural gas assets in the shallow-water central Gulf of Mexico shelf (the “Main Pass Interests”) for $80.0 million in cash, subject to customary adjustments to reflect the economic effective date of November 1, 2011. The Main Pass Interests currently produce approximately 900 barrels of oil equivalent per day, approximately 96% of which is oil. The Main Pass Interests consist of additional interests in the Main Pass 296/311 complex that was included in the assets we purchased from ASOP in February 2011, along with other unit interests in the Main Pass complex and an interest in a Main Pass 295 primary term lease. We estimate that the proved reserves as of the November 1, 2011 economic effective date totaled approximately 2.6 Mmboe, all of which were proved developed reserves and approximately 96% of which were oil reserves. The estimated asset retirement obligation to be assumed and recorded on our balance sheet as a result of the Main Pass Acquisition is expected to total approximately $4 million. The consummation of the Main Pass Acquisition is subject to customary closing conditions and is expected to close in November 2011. We intend to fund the Main Pass Acquisition with cash on hand.

The Main Pass Interests are not operated by Seller, and the other working interest owner and current operator of the Main Pass 296/311 complex has a preferential right under the applicable operating agreements to purchase the Main Pass Interests as a result of the Main Pass Acquisition. However, even if the operator exercises its preferential purchase right, the applicable operating agreements limit the amount that the operator can acquire by exercising the preferential right. In that case, the Main Pass Acquisition would still be completed, but, depending upon the various scenarios of the other working interest owner exercising at least one or more of the preferential rights, we would generally acquire 50% of the Main Pass Interests (with certain exceptions) and the base purchase price would range from approximately $39.8 million to $79.5 million.

Overview and Outlook

For full year 2011 we expect to spend between $110 and $115 million (excluding the cost of acquisitions), $90 to $100 million of which is related to development of our existing Gulf of Mexico shelf asset base including the ASOP Properties and $15 to $20 million of which is related to exploration projects. We also plan to spend approximately $27 million in 2011 on plugging, abandonment and other decommissioning activities. Our key areas of operations and our plans for future exploration and development activities do not include any deepwater areas. We allocate capital in a rigorous and disciplined manner intended to achieve an overall lower risk capital expenditure profile that focuses on maximizing rate of return and requires projects to compete on that basis. This allocation has led us to focus on oil-weighted projects, which has resulted in the maintenance of our upward trend in our oil production volumes as compared with the decline in our natural gas volumes.

We continually review and monitor opportunities to acquire producing properties, leasehold acreage and drilling prospects so that we can act quickly as acquisition opportunities become available. We intend to focus our acquisition strategy on Gulf of Mexico shelf assets that are characterized by production-weighted reserves, seismic coverage and operated positions. We intend to use acquisitions of this type as a key method to replace and grow reserves and production, because we believe this strategy increases production and cash flow visibility while reducing dry hole and exploration risk. We believe our expertise in the Gulf of Mexico shelf and in plugging and abandonment operations allows us to efficiently evaluate acquisitions and to operate any properties we eventually acquire.

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

Results of Operations

Three Months Ended September 30, 2011

During the three months ended September 30, 2011, we completed three (3) development drilling operations and seven (7) recompletion operations, all of which were successful. As of September 30, 2011, we were drilling the first well of a four-well exploratory drilling program, and that well was successfully completed in October 2011.

Our operating results for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, reflect significantly higher average selling prices for our oil. The product mix for our production for the three months ended September 30, 2011 was 75% oil (including natural gas liquids), compared to 48% oil (including natural gas liquids) for the comparable period in 2010. This change in product mix results from a decline in natural gas production and a decline in production of natural gas liquids, which we expect to continue for the remainder of 2011, partially offset by an increase in oil production. Additionally, our results for the three months ended September 30, 2011 include production from the recently acquired ASOP Properties of 3,684 Boe per day. We expect our oil production to increase during the remainder of 2011. We also expect our full-year 2011 oil production to increase as compared to our full-year 2010 oil production.

For the three months ended September 30, 2011, our revenues increased 51% as compared to the three months ended September 30, 2010, due primarily to the higher oil sales prices and the increase in oil production. Our overall production volumes, including barrel of oil equivalent natural gas volumes, decreased by 18% for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. Our Gulf of Mexico shelf production decreased 13% in the three months ended September 30, 2011, as compared to the quarter ended September 30, 2010, due primarily to production declines in our predominantly natural gas fields, partially offset by production from the ASOP Properties. In addition, our deepwater production, primarily natural gas, declined 56% for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010, primarily due to natural reservoir decline from our deepwater well. In addition, production from this deepwater well has been, and will continue to be during the fourth quarter, curtailed for extended periods due to third party downstream facility modifications. We expect that our deepwater production will continue to decline in 2011.

In addition to the items addressed above, our net income for the three months ended September 30, 2011, as compared to the net loss for the three months ended September 30, 2010, primarily reflects a significant unrealized gain on derivative instruments and a decrease in impairments.

Our effective income tax rate for the three months ended September 30, 2011 and 2010 was 37.0% and 33.6%, respectively. The increase in our effective income tax rate is primarily related to estimated state income taxes. The income tax benefit recorded on the net loss for the three months ended September 30, 2010 was reduced due to applying the change in our estimated effective income tax rate for the full year 2010, from 36% to 37.4%, to our net deferred tax liabilities. The change in our estimated effective income tax rate for 2010 was related to state income taxes.

Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, we completed three (3) development drilling operations, all of which were successful, and twenty-two (22) recompletion operations, nineteen (19) of which were successful. As of September 30, 2011, we were drilling the first well of a four-well exploratory drilling program, and that well was successfully completed in October 2011.

Our operating results for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, reflect significantly higher average selling prices for our oil and lower average selling prices for our natural gas. The product mix for our production for the nine months ended September 30, 2011 was 71% oil (including natural gas liquids), compared to 47% oil (including natural gas liquids) for the comparable period in 2010. This change in product mix results from a decline in natural gas production and a decline in production of natural gas liquids, which we expect to continue for the remainder of 2011, partially offset by an increase in oil production. Additionally, our results for the nine months ended September 30, 2011 include production from the recently acquired ASOP Properties of 3,620 Boe per day.

For the nine months ended September 30, 2011, our revenues increased 32% as compared to the nine months ended September 30, 2010, due primarily to the higher oil sales prices and the increase in oil production. Our overall production volumes, including barrel of oil equivalent natural gas volumes, decreased by 24% for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010. Our Gulf of Mexico shelf production decreased 22% in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, due primarily to production declines in our predominantly natural gas fields, partially offset by production from the ASOP Properties. In addition, our deepwater production, primarily natural gas, declined 43% for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily due to natural reservoir decline from our deepwater well.

Our effective income tax rate for the nine months ended September 30, 2011 and 2010 was 37.2% and 33.5%, respectively. The increase in our effective income tax rate is primarily related to estimated state income taxes. The income tax benefit recorded on the net loss for the nine months ended September 30, 2010 was reduced due to applying the change in our estimated effective income tax rate for the full year 2010, from 36% to 37.4%, to our net deferred tax liabilities. The change in our estimated effective income tax rate for 2010 was related to state income taxes.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net production (per day):
Oil (Bbls)	8,034	6,219	7,634	6,615
Natural gas (Mcf)	16,358	41,102	18,888	45,158
Total (Boe)	10,760	13,069	10,782	14,142
Average sales prices:
Oil (per Bbl)	$106.23	$69.72	$106.71	$70.60
Natural gas (per Mcf)	4.21	4.32	4.35	4.67
Total (per Boe)	85.72	46.77	83.19	47.94
Oil and natural gas revenues (in thousands):
Oil	$78,518	$39,891	$222,410	$127,507
Natural gas	6,335	16,346	22,456	57,576

Total	84,853	56,237	244,866	185,083
Impact of derivatives instruments settled during the period(1):
Oil (per Bbl)	$(2.01)	$(1.57)	$(7.79)	$(4.03)
Natural gas (per Mcf)	—	$—	—	$0.01
Average costs (per Boe):
LOE	$19.46	$10.69	$17.84	$10.61
Depreciation, depletion and amortization (“DD&A”)	26.76	21.06	24.83	21.05
Accretion of liability for asset retirement obligations	4.84	2.66	4.14	2.50
Taxes, other than on earnings	3.53	2.58	3.57	1.92
General and administrative (“G&A”) expenses	4.51	4.00	4.94	3.59
Increase (decrease) in oil and natural gas revenues due to:
Changes in prices of oil	$20,889		$65,215
Changes in production volumes of oil	17,738		29,688

Total increase in oil sales	38,627		94,903
Changes in prices of natural gas	$(416)		$(3,887)
Changes in production volumes of natural gas	(9,595)		(31,233)

Total decrease in natural gas sales	(10,011)		(35,120)

(1)	See Other Income and Expense section for further discussion of the impact of derivative instruments.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue and Net Income (Loss)

	Three Months Ended September 30,
	2011	2010
		(in thousands)	$ Change	% Change
Oil and natural gas revenues	$84,853	$56,237	$28,616	51%
Net income (loss)	23,458	(7,846)	31,304	NM

NM—Not Meaningful

Our oil and natural gas revenues increased primarily due to a 52% increase in average selling prices for our oil and a 29% increase in oil production in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, offset by a 60% decline in natural gas production in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The percentage of production represented by oil has increased for us. Oil represented 75% of total production for the three months ended September 30, 2011, as compared to 48% of total production for the three months ended September 30, 2010.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended September 30,
	2011	2010
		(in thousands)	$ Change	% Change
LOE	$19,266	$12,857	$6,409	50%
Exploration expenditures and dry hole costs	973	1,291	(318)	(25)%
Impairments	5,523	12,366	(6,843)	(55)%
DD&A, including accretion expense	31,289	28,523	2,766	10%
G&A expenses	4,461	4,807	(346)	(7)%
Taxes, other than on earnings	3,493	3,106	387	12%

LOE has increased primarily due to the addition of the ASOP Properties in 2011. The increase in our LOE per Boe is due to the increase in our oil production as a percentage of our total production, which generally has a higher per Boe cost to produce than natural gas. The percentage of our production represented by oil increased from 48% for the three months ended September 30, 2010 to 75% for the three months ended September 30, 2011.

Impairments for the three months ended September 30, 2011 were primarily related to the decline in our estimate of future natural gas prices as of September 30, 2011 as compared to June 30, 2011 affecting our deepwater producing well (primarily natural gas), which was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value as of September 30, 2011. Additionally, we increased our estimate of future abandonment costs for our deepwater fields in the three months ended September 30, 2011. Impairments for the three months ended September 30, 2010 were primarily related to the decline in our estimate of future natural gas prices as of September 30, 2010 as compared to June 30, 2010 affecting two producing fields, including our deepwater producing well.

DD&A per Boe increased primarily due to the acquisition of the ASOP Properties, which have higher per Boe DD&A rates because they were recorded at estimated fair values at the February 14, 2011 acquisition date.

G&A expenses, which include non-cash stock based compensation of $0.6 million and $0.3 million in the three months ended September 30, 2011 and 2010, respectively, decreased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, due primarily to decreases in employee related costs.

Taxes, other than on earnings, increased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, due primarily to higher average sales prices for oil (for which production taxes are based on selling price).

Other Income and Expense

Interest expense increased in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. For the three months ended September 30, 2011, our interest expense consists primarily of interest on our 8.25% Notes issued in connection with the ASOP Acquisition. For the three months ended September 30, 2010, our interest expense consisted primarily of interest on the term portion of our previous credit facility.

Other income (expense) in the three months ended September 30, 2011 includes a net gain of $26.6 million consisting of an unrealized gain of $28.1 million due to the change in fair market value of derivative instruments and a loss of $1.5 million on derivative instruments settled during the quarter primarily from the impact of our oil fixed-price swaps. Other income (expense) in the three months ended September 30, 2010 includes a net loss of $3.9 million consisting of an unrealized loss of $3.0 million due to the change in fair market value of derivative instruments and a loss of $0.9 million on derivative instruments settled during the quarter primarily from the impact of our oil fixed-price swaps.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue and Net Income (Loss)

	Nine Months Ended September 30,
	2011	2010
		(in thousands)	$ Change	% Change
Oil and natural gas revenues	$244,866	$185,083	$59,783	32%
Net income (loss)	33,952	(7,340)	41,292	NM

NM—Not Meaningful

Our oil and natural gas revenues increased primarily due to a 51% increase in average selling prices for our oil and a 15% increase in oil production in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, offset in part by a 58% decline in natural gas production in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The percentage of production represented by oil has increased for us. Oil represented 71% of total production for the nine months ended September 30, 2011, as compared to 47% of total production for the nine months ended September 30, 2010.

Operating Expenses

Our operating expenses primarily consist of the following:

	Nine Months Ended September 30,
	2011	2010
		(in thousands)	$ Change	% Change
LOE	$52,505	$40,974	$11,531	28%
Exploration expenditures and dry hole costs	2,343	3,928	(1,585)	(40)%
Impairments	19,197	24,020	(4,823)	(20)%
DD&A, including accretion expense	85,253	90,928	(5,675)	(6)%
G&A expenses	14,544	13,870	674	5%
Taxes, other than on earnings	10,506	7,419	3,087	42%

LOE has increased primarily due to the addition of the ASOP Properties in 2011. The increase in our LOE per Boe is due to the increase in our oil production, which generally has a higher per Boe cost to produce than natural gas. The percentage of our production represented by oil increased from 47% for the nine months ended September 30, 2010 to 71% for the nine months ended September 30, 2011.

Exploration expenditures in the nine months ended September 30, 2011 includes $0.6 million of delay rentals. In the nine months ended September 30, 2010, we completed drilling of one exploratory dry hole and we also recorded approximately $1.0 million of dry hole costs related to one exploratory dry hole which we completed drilling in October 2010. In addition, the expense in the nine months ended September 30, 2010 includes $1.1 million of seismic expenditures and delay rentals.

Impairments for the nine months ended September 30, 2011 were primarily related to reservoir performance at one of our natural gas producing fields where a production zone depleted prematurely. In the same field we experienced mechanical difficulties attempting to access a behind-pipe zone and currently do not expect that the behind-pipe reserves will be economically recoverable. This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value at March 31, 2011. Additional impairments for the nine months ended September 30, 2011 were primarily related to the decline in our estimate of future natural gas prices as of September 30, 2011 as compared to June 30, 2011 affecting our deepwater producing well (primarily natural gas) and reservoir performance at two other producing fields. Impairment expense for the nine months ended September 30, 2010 was primarily related to the decline in our estimate of future natural gas prices as of September 30, 2010 as compared to June 30, 2010 affecting two producing fields, including our deepwater producing well, and to reservoir performance of one of these fields and one additional producing field.

DD&A declined as a result of the overall Boe production declines described above. DD&A per Boe increased primarily due to the acquisition of the ASOP Properties which have higher per Boe DD&A rates because they were recorded at estimated fair values at the February 14, 2011 acquisition date.

G&A expenses, which include non-cash stock based compensation of $1.8 million and $1.0 million in the nine months ended September 30, 2011 and 2010, respectively, increased in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily as a result of costs incurred in our acquisition efforts in the first quarter of 2011 and the increase in non-cash stock based compensation, partially offset by decreases in employee related costs. Acquisition costs related to the ASOP Acquisition were $0.5 million in the nine months ended September 30, 2011.

Taxes, other than on earnings, increased in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, due primarily to higher average sales prices for oil (for which production taxes are based on selling price).

Other Income and Expense

Interest expense increased in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. For the nine months ended September 30, 2011, our interest expense consists primarily of interest on our 8.25% Notes issued in connection with the ASOP Acquisition. For the nine months ended September 30, 2010, interest expense consisted primarily of interest expense on our PIK Notes and the term portion of our previous credit facility, which were outstanding during that period. We redeemed all of our outstanding PIK Notes on June 28, 2010.

Other income (expense) in the nine months ended September 30, 2011 includes a net gain of $14.9 million consisting of an unrealized gain of $31.1 million due to the change in fair market value of derivative instruments and a loss of $16.2 million on derivative instruments settled during the period primarily from the impact of our oil fixed-price swaps. Other income (expense) in the nine months ended September 30, 2010 includes a net gain of $1.1 million consisting of an unrealized gain of $8.3 million due to the change in fair market value of derivative instruments and a loss of $7.2 million on derivative instruments settled during the period primarily from the impact of our oil fixed-price swaps.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

ASOP Acquisition and Notes Offering. On February 14, 2011, we issued $210 million in aggregate principal amount of the 8.25% Notes. We used the net proceeds from the offering of the 8.25% Notes of $202 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011, and for general corporate purposes. The 8.25% Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest on outstanding notes payable semi-annually, in arrears, on February 15 and August 15 of each year, commencing on August 15, 2011. The 8.25% Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 8.25% Notes will mature on February 15, 2018. For more information on our 8.25% Notes, see Note 6, “Indebtedness,” of our condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report.

New Senior Credit Facility. On February 14, 2011, we entered into our new credit facility with BMO Capital Markets, as lead arranger, Bank of Montreal, as administrative agent and a lender. Under the terms of the credit agreement, our new credit facility established a revolving credit facility with a four-year term that may be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million, subject to an initial borrowing base of $150.0 million. The new credit facility is secured by substantially all of our assets, including mortgages on at least 85% of our oil and gas properties and the stock of certain wholly-owned subsidiaries. The borrowing base under the new credit facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves, and is subject to potential special and regular semi-annual redeterminations. We recently completed our semi-annual redetermination and our borrowing base was increased to $200.0 million. Borrowings under our new credit facility bear interest ranging from a base rate plus a margin of 1.00% to 2.00% on base rate borrowings and LIBOR plus a margin of 2.00% to 3.00% on LIBOR borrowings. We had no amounts drawn under our new credit facility at September 30, 2011.

Stock Repurchase Program. In August 2011, the Board of Directors authorized a program for the repurchase of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million. The repurchases have been, and will be, carried out in accordance with certain volume, timing and price constraints imposed by the SEC’s rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors. Through the date of this report, we have repurchased 590,000 shares at an aggregate cash purchase price of approximately $7.0 million. Such shares are held in treasury and could be used to provide available shares for possible resale in future public or private offerings and our employee benefit plans.

Sources and Uses of Capital. As of September 30, 2011, we had cash and cash equivalents of $87.3 million and no borrowings outstanding under our new credit facility. At the closing of our 8.25% Notes offering on February 14, 2011, our prior credit facility was replaced with our new credit facility, which had an initial borrowing base of $150.0 million and was recently increased to $200.0 million. There is no term loan component in our new credit facility.

On October 28, 2011, we entered into a purchase and sale agreement to acquire the Main Pass Interests for $80.0 million in cash, subject to customary adjustments to reflect the economic effective date of November 1, 2011. The consummation of the Main Pass Acquisition is subject to customary closing conditions and is expected to close in November 2011. We intend to fund the Main Pass Acquisition with cash on hand. See “—Overview—Recent Developments” for more information regarding the Main Pass Acquisition.

For full year 2011 we expect to spend between $110 and $115 million (excluding the cost of acquisitions) on development and exploration projects. We also plan to spend approximately $27 million in 2011 on plugging, abandonment and other decommissioning activities. Our key areas of operations and our plans for future exploration and development activities do not include any deepwater areas.

We continually review and monitor opportunities to acquire producing properties, leasehold acreage and drilling prospects so that we can act quickly as acquisition opportunities become available. We intend to focus our acquisition strategy on Gulf of Mexico shelf assets that are characterized by production-weighted reserves, seismic coverage and operated positions. We intend to use acquisitions of this type as a key method to replace and grow reserves and production, because we believe this strategy increases production and cash flow visibility while reducing dry hole and exploration risk. We may fund future acquisitions with a combination of cash on hand, borrowings on our credit facility and issuances of one or more debt and equity securities under our universal shelf registration statement that became effective under the Securities Act of 1933 in July 2011.

We believe our expertise in the Gulf of Mexico shelf and in plugging and abandonment operations allows us to effectively evaluate acquisitions and to operate any properties we eventually acquire. Our deepwater assets do not fit with our long-term strategy, and there are no current plans to develop these interests. As such, we may monetize or trade these assets.

At September 30, 2011, we had working capital of $40.4 million, compared to a working capital deficit of $12.7 million at December 31, 2010. We have experienced, and may experience in the future, substantial working capital deficits. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which may be capitalized as noncurrent assets.

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

The Bureau of Ocean Energy Management (the “BOEM”) and the Bureau of Safety and Environmental Enforcement (the “BSEE”) (together formerly the Bureau of Ocean Energy Management , Regulation and Enforcement) and other regulatory bodies, including those regulating the decommissioning of our pipelines and facilities under the jurisdiction of the state of Louisiana, may change their requirements or enforce requirements in a manner inconsistent with our expectations, which could materially increase the cost of such activities and/or accelerate the timing of cash expenditures and could have a material adverse effect on our financial position, results of operations and cash flows. For important additional information regarding risks related to our regulatory environment, see “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our 2010 Annual Report.

Analysis of Cash Flows—Nine Months Ended September 30, 2011

The following table sets forth our cash flows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flows provided by operating activities	$105,935	$96,992
Cash flows used in investing activities	(244,145)	(31,489)
Cash flows provided by (used in) financing activities	191,925	(62,021)

The increase in our 2011 cash flows from operations primarily reflects increases in revenues due to the increase in oil prices and our oil production, partially offset by decreases in revenues due to the decline in natural gas production. In addition, cash flows from operations reflects increased spending on plugging, abandonment and decommissioning activities during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Net cash used in investing activities increased in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, primarily as a result of our acquisition of the ASOP Properties during the nine months ended September 30, 2011.

Net cash provided by financing activities during the nine months ended September 30, 2011 reflects $203.8 million of net cash proceeds (before offering expenses of $1.8 million) from the issuance of the 8.25% Notes, partially offset by expenditures of $6.5 million for financing costs primarily associated with our new senior credit facility and the offering expenses associated with our 8.25% Notes and $5.5 million for purchases of shares of our common stock (which have been kept as treasury shares) pursuant to our share repurchase program. Net cash used in financing activities during the nine months ended September 30, 2010 reflects the redemption of the PIK Notes and payments on the term loan component of our prior credit facility, partially offset by proceeds from the term loan component of our prior credit facility.

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the contractual commitments and commercial obligations which affect our financial condition and liquidity position as of September 30, 2011.

	Payments Due by Period
	Total	Three Months Ending December 31, 2011	Two Years Ending December 31, 2013	Two Years Ending December 31, 2015	Thereafter
	(in thousands)
Indebtedness	$210,000	$—	$—	$—	$210,000
Interest on indebtedness	112,612	—	34,650	34,650	43,312
Operating leases	4,865	179	1,715	1,921	1,050
Asset retirement obligations including accretion	237,729	1,590	29,971	27,227	178,941

Total contractual obligations	$565,206	$1,769	$66,336	$63,798	$433,303

New Accounting Pronouncements

See Note 10 of the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report.

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

These forward-looking statements reflect our current views with respect to possible future events, are based on various assumptions and are subject to risks and uncertainties. These forward-looking statements are not guarantees or predictions of our future performance, and our actual results and future developments may differ materially from those projected in, and contemplated by, the forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under Part I, Item 1A, “Risk Factors,” in our 2010 Annual Report, including the following:

•	planned and unplanned capital expenditures;

•	adequacy of capital resources and liquidity including, but not limited to, access to additional capacity under our credit facility;

•	our substantial level of indebtedness;

•	our ability to incur additional indebtedness;

•	volatility in oil and natural gas prices;

•	volatility in the financial and credit markets;

•	changes in general economic conditions;

•	uncertainties in reserve and production estimates;

•	replacing our oil and natural gas reserves;

•	unanticipated recovery or production problems;

•	availability, cost and adequacy of insurance coverage;

•	hurricane and other weather-related interference with business operations;

•	drilling and operating risks;

•	production expense estimates;

•	the impact of derivative positions;

•	our ability to retain and motivate key executives and other necessary personnel;

•	availability of drilling and production equipment and field service providers;

•	the effects of delays in completion of, or shut-ins of, gas gathering systems, pipelines and processing facilities;

•	potential costs associated with complying with new or modified regulations promulgated by the BOEM and BSEE;

•	the impact of political and regulatory developments;

•	risks and liabilities associated with acquired properties or business;

•	our ability to make and integrate acquisitions;

•	oil and gas prices and competition; and

•	our ability to generate sufficient cash flow to meet our debt service and other obligations.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our new senior credit facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At September 30, 2011, our total indebtedness outstanding consisted of $204.2 million (net of unamortized original purchasers’ discount of $5.8 million) related to our fixed-rate 8.25% Notes. Borrowings under our new credit facility bear interest ranging from a base rate plus a margin of 1.00% to 2.00% on base rate borrowings and LIBOR plus a margin of 2.00% to 3.00% on LIBOR borrowings. We had no amounts drawn under our new credit facility at September 30, 2011.

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

Historically, we have used commodity derivative instruments to manage commodity price risks associated with future oil and natural gas production. As of September 30, 2011, the following derivative instruments were outstanding:

Oil Contracts

	Fixed-Price Swaps				Puts
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Average Swap Price ($/Bbl)	Fair Value (In thousands)	Daily Average Volume (Bbls)	Volume (Bbls)	Floor Price ($/Bbl)	Fair Value (In thousands)
October 2011—November 2011	2,256	137,600	$91.23	$1,633	1,301	79,350	$60.00	$26
December 2011	3,368	104,400	$90.25	$1,116	1,302	40,350	$60.00	$57
January 2012—July 2012	2,167	461,500	$95.33	$6,802	—	—	—	—
August 2012—November 2012	721	88,000	$95.74	$1,187	—	—	—	—
December 2012	1,161	36,000	$95.28	$444	—	—	—	—
January 2013—July 2013	1,703	361,000	$94.28	$3,837	—	—	—	—
August 2013—November 2013	426	52,000	$94.18	$495	—	—	—	—
December 2013	806	25,000	$93.98	$224	—	—	—	—

	Collars
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Strike Price ($/Bbl)	Fair Value (In thousands)
January 2012—July 2012	1,000	213,000	$87.50/123.18	$1,807
August 2012—November 2012	1,000	122,000	$87.50/123.18	$1,084
December 2012	1,000	31,000	$87.50/123.18	$276

During October 2011, we entered into the following derivative instruments:

	Fixed-Price Swaps
Remaining Contract Term	Daily Average Volume (Bbls)	Volume (Bbls)	Strike Price ($/Bbl)
January 2012—May 2012	2,000	304,000	$106.90
June 2012—July 2012	1,000	61,000	$106.90

Item 4.	CONTROLS AND PROCEDURES.

(a) Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

For information regarding legal proceedings, see the information in Note 9, “Commitments and Contingencies” in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

The risk factor entitled “We may not be insured against all of the operating risks to which our business is exposed” from our 2010 Annual Report is revised to read in its entirety as follows:

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

We maintain an Oil Spill Response Plan (the “Plan”) that defines our response requirements and procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans are generally approved by the BSEE bi-annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. We believe the Plan specifications are consistent with the requirements set forth by the BSEE.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in thousands)
September 2011	590,000	$11.88	590,000	$12,992

(1)	On August 29, 2011, we announced that the Board of Directors authorized a program for the repurchase of shares of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million. We are funding the stock repurchases out of cash on hand. The repurchased shares will be accumulated and held in treasury. The repurchases are carried out in accordance with certain volume, timing and price constraints imposed by the SEC’s rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

None

Item 5.	OTHER INFORMATION.

None

Item 6.	EXHIBITS.

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

ENERGY PARTNERS, LTD.

Date: November 3, 2011	By:	/s/ Tiffany J. Thom
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