Form 10-Q
period 2012-09-30
EPL OIL & GAS, INC.
filed 2012-11-01
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended September 30, 2012

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16179

EPL OIL & GAS, INC.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 26, 2012, there were 39,089,591 shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.         FINANCIAL STATEMENTS.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,319	$80,128
Trade accounts receivable - net	29,273	31,817
Fair value of commodity derivative instruments	2,792	587
Prepaid expenses	6,984	11,046
Total current assets	46,368	123,578
Property and equipment, at cost under the successful efforts method of accounting	1,264,820	1,082,248
Less accumulated depreciation, depletion, amortization and impairments	(390,545)	(305,110)
Net property and equipment	874,275	777,138
Deposit for Hilcorp Acquisition	55,000	-
Restricted cash	6,023	6,023
Other assets	3,059	3,029
Fair value of commodity derivative instruments	699	-
Deferred financing costs -- net of accumulated amortization of $2,032 at September 30, 2012 and $1,061 at December 31, 2011	4,487	5,452
Total Assets	$989,911	$915,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,891	$25,393
Accrued expenses	73,425	58,538
Asset retirement obligations	24,496	25,578
Fair value of commodity derivative instruments	9,779	1,056
Deferred tax liabilities	332	2,823
Total current liabilities	139,923	113,388
Long-term debt	204,935	204,390
Asset retirement obligations	70,644	73,769
Deferred tax liabilities	50,274	31,775
Fair value of commodity derivative instruments	2,423	190
Other	1,156	663
Total Liabilities	469,355	424,175
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; no shares issued and outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, par value $0.001 per share. Authorized 75,000,000 shares; shares issued: 40,580,342 and 40,326,451 at September 30, 2012 and December 31, 2011, respectively; shares outstanding: 39,089,591 and 39,404,106 at September 30, 2012 and December 31, 2011, respectively	40	40
Additional paid-in capital	509,041	505,235
Treasury stock, at cost, 1,490,751 and 922,345 shares at September 30, 2012 and December 31, 2011, respectively	(20,313)	(11,361)
Retained earnings (accumulated deficit)	31,788	(2,869)
Total stockholders’ equity	520,556	491,045
Total liabilities and stockholders' equity	$989,911	$915,220

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenue:
Oil and natural gas	$86,645	$84,853	$284,666	$244,866
Other	23	31	68	97
Total Revenue	86,668	84,884	284,734	244,963
Costs and expenses:
Lease operating	24,995	19,266	62,067	52,505
Transportation	160	119	410	490
Exploration expenditures and dry hole costs	966	973	17,862	2,343
Impairments	498	5,523	6,206	19,197
Depreciation, depletion and amortization	27,106	26,496	78,932	73,081
Accretion of liability for asset retirement obligations	3,472	4,793	10,031	12,172
General and administrative	5,995	4,461	16,993	14,544
Taxes, other than on earnings	3,189	3,493	9,834	10,506
Other	998	4,108	4,616	6,140
Total costs and expenses	67,379	69,232	206,951	190,978
Income from operations	19,289	15,652	77,783	53,985
Other income (expense):
Interest income	40	37	128	64
Interest expense	(5,114)	(5,036)	(15,081)	(12,480)
Gain (loss) on derivative instruments	(22,108)	26,571	(11,865)	14,877
Loss on early extinguishment of debt	-	-	-	(2,377)
Total other income (expense)	(27,182)	21,572	(26,818)	84
Income (loss) before income taxes	(7,893)	37,224	50,965	54,069
Provision for income taxes:
Current	126	-	(174)	-
Deferred	5,520	(13,766)	(16,134)	(20,117)
Total provision for income taxes	5,646	(13,766)	(16,308)	(20,117)
Net income (loss)	(2,247)	23,458	34,657	33,952
Basic earnings (loss) per share	$(0.06)	$0.58	$0.88	$0.84
Diluted earnings (loss) per share	$(0.06)	$0.58	$0.88	$0.84
Weighted average common shares used in computing earnings per share:
Basic	38,743	40,093	38,926	40,094
Diluted	38,743	40,153	39,056	40,172

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$34,657	$33,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	78,932	73,081
Accretion of liability for asset retirement obligations	10,031	12,172
Unrealized loss (gain) on derivative contracts	8,052	(31,122)
Non-cash compensation	3,493	1,833
Deferred income taxes	16,134	20,117
Exploration expenditures	4,097	147
Impairments	6,206	19,197
Amortization of deferred financing costs and discount on debt	1,516	1,152
Loss on early extinguishment of debt	-	2,377
Other	3,405	4,611
Changes in operating assets and liabilities:
Trade accounts receivable	5,171	(6,430)
Other receivables	-	1,283
Prepaid expenses	4,062	(5,207)
Other assets	362	(862)
Accounts payable and accrued expenses	14,149	5,563
Asset retirement obligations	(27,647)	(25,926)
Other liabilities	-	(3)
Net cash provided by operating activities	162,620	105,935
Cash flows used in investing activities:
Decrease in restricted cash	-	2,467
Property acquisitions	(34,458)	(196,533)
Deposit for Hilcorp Acquisition	(55,000)	-
Exploration and development expenditures	(135,950)	(49,246)
Other property and equipment additions	(1,474)	(833)
Net cash used in investing activities	(226,882)	(244,145)
Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	-	203,794
Deferred financing costs	(6)	(6,465)
Purchase of shares into treasury	(8,798)	(5,523)
Exercise of stock options	257	119
Net cash provided by (used in) financing activities	(8,547)	191,925
Net increase (decrease) in cash and cash equivalents	(72,809)	53,715
Cash and cash equivalents at beginning of period	80,128	33,553
Cash and cash equivalents at end of period	$7,319	$87,268

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation

EPL Oil & Gas, Inc. (“we,” “our,” “us,” or “the Company”) was incorporated as a Delaware corporation on January 29, 1998. We are an independent oil and natural gas exploration and production company. Our current operations are concentrated in the U.S. Gulf of Mexico shelf focusing on state and federal waters offshore Louisiana.

Effective September 1, 2012, we changed our legal corporate name from “Energy Partners, Ltd.” to “EPL Oil & Gas, Inc.”  The name change was effected through a short-form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”).  Under the DGCL, the merger did not require approval of our stockholders.  The merger had the effect of amending Energy Partners, Ltd.’s certificate of incorporation to reflect our new legal name.

The financial information as of September 30, 2012 and for the three- and nine-month periods ended September 30, 2012 and September 30, 2011 has not been audited. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. Certain reclassifications have been made to the prior period financial statements in order to conform to the classification adopted for reporting in the current period. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”). The results of operations and cash flows for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

Subsequent Events – Acquisition, Notes Offering and Expansion of our Senior Credit Facility

On October 31, 2012, we acquired from Hilcorp Energy GOM Holdings, LLC (“Hilcorp”) 100% of the membership interests of Hilcorp Energy GOM, LLC (“Hilcorp Acquisition”), which owns certain shallow water Gulf of Mexico shelf oil and natural gas interests (the “Hilcorp Properties”) for $550 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  The Hilcorp Acquisition was financed with the net proceeds from the sale of $300 million in aggregate principal amount of 8.25% senior notes due 2018 (the “Senior Notes”) and borrowings under our expanded senior credit facility. Also on October 31, 2012, we obtained an increase in our senior secured credit facility from $250 million to $750 million. See Note 2, “Acquisitions,” and Note 5, “Indebtedness,” for more information regarding these subsequent events.

(2) Acquisitions

Subsequent Event - The Hilcorp Acquisition

On October 31, 2012,  we acquired the Hilcorp Properties for $550 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  As of July 1, 2012, the Hilcorp Properties had estimated proved reserves of approximately 38.7 Mmboe of which 49% were oil and 59% were proved developed reserves.  The primary factors considered by the Company in acquiring the Hilcorp Properties include the belief that the Hilcorp Acquisition provides an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise on the Gulf of Mexico shelf.  The Hilcorp Acquisition also provides us with access to infrastructure and extensive acreage, with significant exploitation and development potential.

The Hilcorp Acquisition was financed with the net proceeds from the sale of the Senior Notes and borrowings under our expanded senior credit facility. The Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act.  After deducting the initial purchasers’ discount, we realized net proceeds of  $289.5 million.  See Note 5, “Indebtedness,” for more information regarding our Senior Notes.

The Hilcorp Acquisition will be accounted for using the purchase method of accounting for business combinations.  The following allocation of purchase price as of October 31, 2012 is preliminary and includes significant use of estimates.  This preliminary allocation is based on information that was available to management at the time these condensed consolidated financial statements were prepared and takes into account current market conditions and estimated market prices for oil and natural gas.  Management has not yet had the opportunity to complete its assessment of fair values of the assets acquired and liabilities assumed.  Accordingly, the allocation may change materially as additional information becomes available and is assessed by management. In addition, the purchase price could change materially as management finalizes adjustments to purchase price provided for by the purchase and sale agreement.

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects management’s estimate of customary adjustments to purchase price provided for by the purchase and sale agreement of approximately $13.0 million to reflect an economic effective date of July 1, 2012.

(In thousands)	October 31, 2012
Oil and natural gas properties	$666,000
Asset retirement obligations	(129,000)
Net assets acquired	$537,000

The South Timbalier Acquisition

On May 15, 2012, we acquired from W&T Offshore, Inc. (“W&T”) an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests in our South Timbalier 41 field (the “ST 41 Interests”) located in the Gulf of Mexico for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012 (the “ST 41 Acquisition”). We estimate that the proved reserves as of the April 1, 2012 economic effective date totaled approximately 1.2 Mmboe, of which 51% were oil and 84% were proved developed reserves. Prior to the ST41 Acquisition, we owned a 60% working interest in these properties, and W&T owned a 40% working interest. As a result of the ST41 Acquisition, we have become the sole working interest owner of the South Timbalier 41 field. We funded the ST41 Acquisition with cash on hand.

The following allocation of the purchase price as of April 1, 2012 is preliminary and includes estimates. This preliminary allocation is based on information that was available to management at the time these consolidated financial statements were prepared and is subject to revision as management finalizes adjustments to purchase price provided for by the purchase and sale agreement. Accordingly, the allocation may change materially as additional information becomes available and is assessed by management.

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

The ASOP Acquisition

On February 14, 2011, we acquired from Anglo-Suisse Offshore Partners, LLC (“ASOP”) an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system (the “ASOP Properties”) for $200.7 million in cash, subject to purchase price adjustments to reflect an economic effective date of January 1, 2011 (the “ASOP Acquisition”). As of December 31, 2010, the ASOP Properties had estimated proved reserves of approximately 8.1 Mmboe, of which 84% were oil and 76% were proved developed reserves. The primary factors considered by the Company in acquiring the ASOP Properties include the belief that the ASOP Acquisition provided an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise in the Gulf of Mexico shelf. We financed the ASOP Acquisition with the proceeds from the sale of $210 million in aggregate principal amount of the 8.25% senior notes due 2018 (the “Original Notes”). After deducting the initial purchasers’ discount and offering expenses, we realized net proceeds of approximately $202 million. See Note 5, “Indebtedness,” for more information regarding our Original Notes.

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

The Main Pass Acquisition

On November 17, 2011, we acquired certain interests in producing oil and natural gas assets in the shallow-water central Gulf of Mexico shelf (the “Main Pass Interests”) from Stone Energy Offshore, L.L.C. (the “Seller”) for $38.6 million in cash, subject to customary adjustments to reflect the economic effective date of November 1, 2011 (the “Main Pass Acquisition”). The Main Pass Interests consist of additional interests in the Main Pass 296/311 complex that was included in the ASOP Acquisition, along with other unit interests in the Main Pass complex and an interest in a Main Pass 295 primary term lease. We estimate that the proved reserves as of the November 1, 2011 economic effective date totaled approximately 1.3 Mmboe, all of which were proved developed reserves and approximately 96% of which were oil reserves. We funded the Main Pass Acquisition with cash on hand.

The following allocation of the purchase price as of November 1, 2011 is preliminary and includes estimates. This preliminary allocation is based on information that was available to management at the time these consolidated financial statements were prepared and is subject to revision. Accordingly, the allocation may change materially as additional information becomes available and is assessed by management.

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

Results of Operations and Pro Forma Information

Revenues and lease operating expenses attributable to the ST 41 Interests, the ASOP Properties and the Main Pass Interests for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
ST 41 Interests:
Revenues	$3,559	$-	$5,496	$-
Lease operating expenses	$709	$-	$1,001	$-
ASOP Properties and Main Pass Interests:
Revenues	$39,939	$33,572	$126,614	$85,578
Lease operating expenses	$7,757	$5,732	$19,840	$11,959

We have determined that the presentation of net income attributable to the ST 41 Interests, the ASOP Properties and the Main Pass Interests is impracticable due to the integration of the related operations upon acquisition. We incurred fees of approximately $0.1 million related to the ST 41 Acquisition, which were included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2012. We incurred fees of approximately $0.5 million related to the ASOP Acquisition, which were included in general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

The following supplemental pro forma information presents consolidated results of operations as if the ST 41 Acquisition, the ASOP Acquisition and Main Pass Acquisition had occurred on January 1, 2011. Pro forma results of operations for the Hilcorp Acquisition are not included because the historical results for the three months ended September 30, 2012 were not available at the time these condensed consolidated financial statements were prepared. The supplemental unaudited pro forma information was derived from a) our historical consolidated statements of operations, b) the statements of revenues and direct operating expenses for the ST 41 Interests, which were derived from our historical accounting records, c) the statements of revenues and direct operating expenses for the ASOP Properties, which were derived from ASOP’s historical accounting records and d) the statements of revenues and direct operating expenses for the Main Pass Interests, which were derived from the historical accounting records of the Seller. This information does not purport to be indicative of results of operations that would have occurred had the acquisitions occurred on January 1, 2011, nor is such information indicative of any expected future results of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Historical	Pro Forma	Pro Forma	Pro Forma
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenue	$86,668	$92,457	$293,547	$281,643
Net income (loss)	$(2,247)	$25,699	$37,921	$42,461
Basic earnings (loss) per share	$(0.06)	$0.64	$0.97	$1.06
Diluted earnings (loss) per share	$(0.06)	$0.64	$0.96	$1.05

 (3) Earnings per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings (loss) per share for the indicated periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except for share data)
Income (numerator):
Net income (loss)	$(2,247)	$23,458	$34,657	$33,952
Net income attributable to participating securities	-	(61)	(260)	(85)
Net income (loss) attributable to common shares	$(2,247)	$23,397	$34,397	$33,867
Weighted average shares (denominator):
Weighted average shares—basic	38,743	40,093	38,926	40,094
Dilutive effect of stock options	-	60	130	78
Weighted average shares—diluted	38,743	40,153	39,056	40,172
Basic earnings (loss) per share	$(0.06)	$0.58	$0.88	$0.84
Diluted earnings (loss) per share	$(0.06)	$0.58	$0.88	$0.84

The following table indicates the number of shares underlying outstanding stock-based awards excluded from the computation of dilutive weighted average shares because their effect is antidilutive for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Weighted average shares	905	448	653	403

(4) Asset Retirement Obligations

Changes in our asset retirement obligations were as follows:

Nine Months Ended
September 30, 2012
(in thousands)
Balance at December 31, 2011	$99,347
Accretion expense	10,031
Liabilities assumed in acquisition	1,878
Liabilities incurred	121
Revisions	11,410
Liabilities settled	(27,647)
Balance at September 30, 2012	95,140
Less: End of period, current portion	24,496
End of period, noncurrent portion	$70,644

(5) Indebtedness

The following table sets forth our indebtedness.

	September 30,	December 31,
(In thousands)	2012	2011
Original Notes, face amount of $210.0 million, interest rate of 8.25% payable semi-annually, in arrears on February 15 and August 15 of each year, maturity date February 15, 2018	$204,935	$204,390
Senior Credit Facility, interest rate based on base rate or LIBOR plus a floating spread, maturity date October 31, 2016 (see"—Subsequent Events - Senior Credit Facility" below)	-	-
Total indebtedness	204,935	204,390
Current portion of indebtedness	-	-
Noncurrent portion of indebtedness	$204,935	$204,390

In connection with the ASOP Acquisition (see Note 2) on February 14, 2011, we issued $210.0 million in aggregate principal amount of our Original Notes. Furthermore, our credit facility existing on that date was terminated and replaced with a new credit facility.  The termination of our prior credit facility during the nine months ended September 30, 2011 resulted in a loss on early extinguishment of debt of $2.4 million, primarily due to writing off the unamortized deferred financing costs associated with the terminated facility.

On October 25, 2012,  we issued $300 million in aggregate principal amount of our Senior Notes.  On October 31, 2012, we obtained an increase in our senior credit facility from $250 million to $750 million. The net proceeds from the sale of our Senior Notes and borrowings under our expanded senior secured credit facility were used to fund the Hilcorp Acquisition.  See “– Subsequent Events and Senior Credit Facility” below for more information on these transactions.

Original Notes

On February 14, 2011, in connection with the ASOP Acquisition (see Note 2),  we issued the $210.0 million in aggregate principal amount of our Original Notes under an Indenture, dated as of February 14, 2011 (the “Original Indenture”). As described in Note 2, “Acquisitions,” we used the net proceeds  from the offering of the Original Notes of $202.0 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011, and for general corporate purposes. The Original Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due semi-annually, in arrears, on February 15th and August 15th of each year, commencing on August 15, 2011. The Original Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The Original Notes will mature on February 15, 2018. For additional information regarding the Original Notes, see Note 7, “Indebtedness,” of our 2011 Annual Report.

Subsequent Events

Senior Credit Facility

On February 14, 2011, we entered into our senior secured credit facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto (“Senior Credit Facility”). The terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million. On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility,  the aggregate commitment under this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016.  The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The Senior Credit Facility is secured by substantially all of our assets, including a) mortgages on at least 80%  of the total value of our oil and gas properties evaluated in the most recently completed reserve report, after giving effect to exploration and production activities, acquisitions and dispositions, and b) the stock of certain wholly-owned subsidiaries. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and the proved reserves of the Hilcorp Properties, and is subject to potential special and regular semi-annual redeterminations. On October 31, 2012, the borrowing base under the expanded credit facility was increased from $200.0 million to $425.0 million. Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings.  Commitment fees ranging from 0.375% to 0.50% are payable on the unused portion of the borrowing base. On October 31, 2012, we borrowed $190.0 million under the Senior Credit Facility to fund a portion of the purchase price and related expenses of the Hilcorp Acquisition, and we have approximately $220.0 million in availability under our Senior Credit Facility. For additional information regarding our Senior Credit Facility, see Note 7, “Indebtedness,” of our 2011 Annual Report.

Senior Notes

On October 25, 2012, we issued the $300 million in aggregate principal amount of our Senior Notes under an Indenture dated as of October 25, 2012 (the “Indenture”).  As described in Note 2, “Acquisitions,” we used the net proceeds from the offering of the Senior Notes of $289.5 million, after deducting the initial purchasers’ discount, to fund a portion of the Hilcorp Acquisition.  The Senior Notes bear interest from August 15, 2012 at an annual rate of 8.25% with interest due semi-annually, in arrears on February 15th and August 15th of each year commencing on February 15, 2013. The Senior Notes are fully and unconditionally guaranteed on a senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The Senior Notes mature on February 15, 2018.

The Senior Notes have terms that are substantially identical to the terms of our Original Notes, other than with respect to special mandatory redemption provisions related to the closing of the Hilcorp Acquisition (which are now inapplicable because the Hilcorp Acquisition has closed).  However, the notes were issued under a different indenture as a separate class of securities and therefore, until exchanged for an issue of additional notes to be publicly registered (the “Exchange Notes”), will not trade together with the Original Notes.  Pursuant to a registration rights agreement executed as part of the sale of the Senior Notes (the “Registration Rights Agreement”), we have agreed to issue publicly registered additional notes under our Original Indenture in exchange for the Senior Notes.

On or after February 15, 2015, we may on any one or more occasions redeem all or a part of the Senior Notes upon not less than 30 days nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below, subject to the rights of holders of notes on the relevant record date to receive interest on the relevant interest payment date:

Year	Percentage
2015	104.125%
2016	102.063%
2017 and thereafter	100.000%

Any such redemption and notice may, in our discretion, be subject to the satisfaction of one or more conditions,   precedent, including, but not limited to, the occurrence of a change of control. Unless we default in the payment of the redemption price, interest will cease to accrue on the Senior Notes or portions thereof called for redemption on the applicable redemption date.

At any time prior to February 15, 2014, we may, at our option, on any one or more occasions redeem up to 35% of the aggregate principal amount of outstanding Senior Notes (which amount includes additional notes issued under the Indenture), upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 108.25% of the principal amount of the notes redeemed, plus the accrued and unpaid interest and special interest, if any, to the redemption date, with the net proceeds of any of certain equity offerings, provided that: (1) at least 65% of the aggregate principal amount of notes issued under the Indenture (which amount includes additional notes under the Indenture) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs with 90 days of the date after the closing of such equity offering.

If we experience a change of control (as defined in the Indenture), each holder of the Senior Notes will have the right to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of the Senior Notes at a price in cash equal to 101% of the aggregate principal amount of the Senior Notes repurchased, plus accrued and unpaid interest and special interest, if any, to the date of purchase. If we engage in certain asset sales, within 360 days of such sale, we generally must use the net cash proceeds from such sales to repay outstanding senior secured debt (other than intercompany debt or any debt owed to an affiliate), to acquire all or substantially all of the assets, properties or capital stock of one or more companies in our industry, to make capital expenditures or to invest in our business. When any such net proceeds that are not so applied or invested exceed $20.0 million, we must make an offer to purchase the Senior Notes and other pari passu debt that is subject to similar asset sale provisions in an aggregate principal amount equal to the excess net cash proceeds. The offer price of each Senior Note (or other pari passu debt) in any such offer to purchase will be 100% of its principal amount, plus accrued and unpaid interest and special interest, if any, to the repurchase date, and will be payable in cash.

The Indenture, among other things, limits our ability to: (i) declare or pay dividends, redeem subordinated debt or make other restricted payments; (ii) incur or guarantee additional debt or issue preferred stock; (iii) create or incur liens; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) consummate a merger, consolidation or sale of all or substantially all of our assets; (vi) enter into sale-leaseback transactions, (vii) enter into transactions with affiliates; (viii) engage in business other than our current business; or (ix) issue or sell capital stock of certain subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the Indenture.

Under the Registration Rights Agreement, we and our guarantor subsidiaries (the “Guarantors”) agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) offering to exchange the Senior Notes for the Exchange Notes under the Original Indenture which notes have terms substantially identical to the Senior Notes (except that the Exchange Notes will not be subject to restrictions on transfer or contain terms with respect to the payment of liquidation damages).We and the Guarantors have agreed to (i) file a registration statement for the Exchange Notes with the SEC on or prior to March 24, 2013, which is the date that is 150 days after the October 25, 2012 closing of the Senior Notes offering; (ii) use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable, but in any event on or prior to May 23, 2013, which is the date that is 210 days after the October 25, 2012 closing of the Senior Notes offering; and (iii) use commercially reasonable efforts to close the exchange offer on or prior to 30 business days after the registration statement is declared effective. In certain circumstances, we may be required to file a shelf registration statement to cover resales of the notes. The use of the shelf registration statement will be subject to certain customary suspension periods. If we and the Guarantors do not meet these deadlines, we will be required to pay special interest to holders of  notes under certain circumstances.

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

The following table sets forth our derivative instruments outstanding as of September 30, 2012.

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)
October 2012—November 2012	2,921	178,200	$104.05
December 2012	3,361	104,200	$102.80
January 2013—July 2013	5,703	1,209,000	$101.18
August 2013—November 2013	2,549	311,000	$102.11
December 2013	3,306	102,500	$102.33
January 2014—December 2014	1,000	365,000	$100.20

	Collars
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)
October 2012—December 2012	1,000	92,000	$87.50/123.18
January 2013—December 2013	1,000	365,000	$80.00/104.10

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)
October 2012—December 2012	1,000	92,000	$2.69
January 2013—December 2013	1,000	365,000	$3.51
January 2014—December 2014	5,000	1,825,000	$4.01

Pursuant to the terms of the Hilcorp purchase and sale agreement, Hilcorp Energy GOM, LLC contracted fixed-price oil and natural gas swaps, on our behalf, which were outstanding at September 30, 2012 as follows:

	Oil Contracts		Gas Contracts
	Daily Average	Average	Daily Average	Average
	Volume	Swap Price	Volume	Swap Price
Remaining Contract Term	(Bbls)	($/Bbl)	(Mmbtu)	($/Mmbtu)
November 2012—December 2012	3,500	$111.75	14,492	$3.13
January 2013—December 2013	2,662	$108.60	8,562	$3.51

The following table presents information about the components of our gain (loss) on derivative instruments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
Derivative contracts:
Unrealized gain (loss) due to change in fair market value	$(22,010)	$28,059	$(8,052)	$31,122
Realized loss on settlement	(98)	(1,488)	(3,813)	(16,245)
Total gain (loss) on derivative instruments	$(22,108)	$26,571	$(11,865)	$14,877

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

As of September 30, 2012 and December 31, 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our commodity derivative instruments. The fair values of our derivative instruments were measured according to the market approach or, if necessary, the income approach using price inputs published by NYMEX and IntercontinentalExchange, Inc., or ICE. These price inputs include settled exchange prices and quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy. The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis:

	September 30,	December 31,
	2012	2011
	(in thousands)
Assets:
Fair value of commodity derivative instruments	$3,491	$587
Liabilities:
Fair value of commodity derivative instruments	$12,202	$1,246

On May 21, 2012, we entered into an agreement with an insurance company whereby, if a named wind storm occurs in a specified area of the Gulf of Mexico and that storm meets certain strength criteria, the insurance company will pay a fixed amount of cash proceeds to us. This agreement is considered a weather derivative under the applicable authoritative guidance related to financial instruments. We recognized the premium paid as a current asset, which we are amortizing to expense over the term of the agreement. At September 30, 2012, we estimate that the fair value of this financial instrument approximates the carrying amount of approximately $1.0 million, based on the amount of premium paid, which is a Level 3 input within the fair value hierarchy.

As of September 30, 2012 and December 31, 2011, the carrying amount of our Original Notes was $204.9 million and $204.4 million, respectively, which reflects the $210.0 million principal amount, net of the unamortized amount of initial purchasers’ discount of $5.1  million and $5.6 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, we estimated the fair value of the Original Notes at approximately $207.9 million and $202.7 million, respectively, based on quoted prices, which are Level 1 inputs within the fair value hierarchy.

We evaluate our capitalized costs of proved oil and natural gas properties for potential impairment when circumstances indicate that the carrying values may not be recoverable. Our assessment of possible impairment of proved oil and natural gas properties is based on our best estimate of future prices, costs and expected net future cash flows by property (generally analogous to a field or lease). An impairment loss is indicated if undiscounted net future cash flows are less than the carrying value of a property. The impairment expense is measured as the shortfall between the net book value of the property and its estimated fair value, which is measured based on the discounted net future cash flows from the property. The inputs used to estimate the fair value of our oil and natural gas properties are based on our estimates of future events, including projections of future oil and natural gas sales prices, amounts of recoverable oil and natural gas reserves, timing of future production, future costs to develop and produce our oil and natural gas and discount factors. These inputs meet the definition of Level 3 inputs within the fair value hierarchy. Impairments for the nine months ended September 30, 2012 were primarily due to the decline in our estimate of future natural gas prices affecting certain of our natural gas producing fields and to reservoir performance of one of our natural gas producing fields. Impairments for the three and nine months ended September 30, 2011 were primarily related to reservoir performance at certain of our natural gas producing fields. These fields were determined to have future net cash flows less than their carrying values resulting in their write down to estimated fair value.

As addressed in Note 2, “Acquisitions,” we apply fair value concepts in estimating and allocating the fair value of assets acquired and liabilities assumed in acquisitions in accordance with purchase accounting for business combinations. The inputs to the estimated fair values of assets acquired and liabilities assumed are described in Note 2.

(8) Commitments and Contingencies

On June 20, 2012, we were the high bidder on six leases at the Central Gulf of Mexico Lease Sale 216/222. The six high bid lease blocks cover a total of 27,148 acres on a gross and net basis and are all located in the shallow Gulf of Mexico shelf within our core area of operations. Our share of the high bids totaled approximately $7 million.  As of September 30, 2012, we had been awarded two (2)  of the leases totaling $0.8 million.  As of October 31, 2012, we had been awarded all six leases, with amounts due subsequent to September 30, 2012 totaling $6.2 million.

We maintain restricted escrow funds in a trust for future abandonment costs at our East Bay field. The trust was originally funded over time with $15 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon completion of qualifying abandonment activities at our East Bay field. At September 30, 2012, we had $6.0 million remaining in restricted escrow funds for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our consolidated balance sheets.

We record liabilities when we deliver production that is in excess of our interest in certain properties. In addition to these imbalances, we may, from time to time, be allocated cash sales proceeds in excess of amounts that we estimate are due to us for our interest in production. These allocations may be subject to further review, may require more information to resolve or may be in dispute. In July 2010, we were notified by a purchaser of oil production from one of our non-operated fields that we were allocated, and received sales proceeds from, more oil production than we actually sold to that purchaser. These third party misallocations may date back to 2006. The oil purchaser’s initial estimate of the oil volumes misallocated to us was approximately 74,000 barrels, which may be valued at up to $6.9 million based on information provided by the oil purchaser. We have previously recorded an amount that we believe may be payable related to a potential reallocation, which amount is reflected in Accrued expenses in the accompanying condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.

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

(10) Supplemental Condensed Consolidating Financial Information

In connection with the Original Notes and the Senior Notes offering described in Note 5, all of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries) (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guaranteed the payment obligations under our 8.25% senior notes due 2018. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for EPL Oil & Gas, Inc. (Parent Company Only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of September 30, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,319	$-	$-	$7,319
Accounts receivable	77,382	130	(48,239)	29,273
Other current assets	9,776	-	-	9,776
Total current assets	94,477	130	(48,239)	46,368
Property and equipment	1,005,064	259,756	-	1,264,820
Less accumulated depreciation, depletion, amortization and impairments	(322,539)	(68,006)	-	(390,545)
Net property and equipment	682,525	191,750	-	874,275
Investment in affiliates	108,145	-	(108,145)	-
Notes receivable, long-term	-	69,000	(69,000)	-
Other assets	69,268	-	-	69,268
Total assets	$954,415	$260,880	$(225,384)	$989,911
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$121,719	$56,664	$(48,239)	$130,144
Fair value of commodity derivative instruments	9,779	-	-	9,779
Total current liabilities	131,498	56,664	(48,239)	139,923
Long-term debt	204,935	69,000	(69,000)	204,935
Other liabilities	97,426	27,071	-	124,497
Total liabilities	433,859	152,735	(117,239)	469,355
Stockholders’ equity:
Preferred stock	-	3	(3)	-
Common stock	40	98	(98)	40
Additional paid-in capital	509,041	84,900	(84,900)	509,041
Retained earnings (accumulated deficit)	31,788	23,144	(23,144)	31,788
Treasury stock, at cost	(20,313)	-	-	(20,313)
Total stockholders’ equity	520,556	108,145	(108,145)	520,556
Total liabilities and stockholders' equity	$954,415	$260,880	$(225,384)	$989,911

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,128	$-	$-	$80,128
Accounts receivable	93,882	131	(62,196)	31,817
Other current assets	11,633	-	-	11,633
Total current assets	185,643	131	(62,196)	123,578
Property and equipment	833,932	248,316	-	1,082,248
Less accumulated depreciation, depletion, amortization and impairments	(251,948)	(53,162)	-	(305,110)
Net property and equipment	581,984	195,154	-	777,138
Investment in affiliates	91,768	-	(91,768)	-
Notes receivable, long-term	-	69,000	(69,000)	-
Other assets	14,504	-	-	14,504
Total assets	$873,899	$264,285	$(222,964)	$915,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$99,096	$72,609	$(62,196)	$109,509
Deferred tax liabilities	2,823	-	-	2,823
Fair value of commodity derivative instruments	1,056	-	-	1,056
Total current liabilities	102,975	72,609	(62,196)	113,388
Long-term debt	204,390	69,000	(69,000)	204,390
Other liabilities	75,489	30,908	-	106,397
Total liabilities	382,854	172,517	(131,196)	424,175
Stockholders’ equity:
Preferred stock	-	3	(3)	-
Common stock	40	98	(98)	40
Additional paid-in capital	505,235	84,900	(84,900)	505,235
Treasury stock	(11,361)	-	-	(11,361)
Retained earnings (accumulated deficit)	(2,869)	6,767	(6,767)	(2,869)
Total stockholders’ equity	491,045	91,768	(91,768)	491,045
Total liabilities and stockholders' equity	$873,899	$264,285	$(222,964)	$915,220

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$65,339	$21,306	$-	$86,645
Other	3,750	23	(3,750)	23
Total Revenue	69,089	21,329	(3,750)	86,668
Costs and expenses:
Lease operating expenses	19,160	5,835	-	24,995
Taxes, other than on earnings	510	2,679	-	3,189
Exploration expenditures, dry hole costs and impairments	1,475	(11)	-	1,464
Depreciation, depletion, amortization and accretion	25,561	5,017	-	30,578
General and administrative	5,864	3,881	(3,750)	5,995
Other expenses	1,157	1	-	1,158
Total costs and expenses	53,727	17,402	(3,750)	67,379
Income from operations	15,362	3,927	-	19,289
Other income (expense):
Interest expense, net	(5,074)	-	-	(5,074)
Gain on derivative instruments	(22,108)	-	-	(22,108)
Income from equity investments	2,643	-	(2,643)	-
Income (loss) before provision for income taxes	(9,177)	3,927	(2,643)	(7,893)
Provision for income taxes:
Current	126	-	-	126
Deferred	6,804	(1,284)	-	5,520
Total provision for income taxes	6,930	(1,284)	-	5,646
Net income (loss)	$(2,247)	$2,643	$(2,643)	$(2,247)

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2011

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$61,196	$23,657	$-	$84,853
Other	3,752	29	(3,750)	31
Total Revenue	64,948	23,686	(3,750)	84,884
Costs and expenses:
Lease operating expenses	14,970	4,296	-	19,266
Taxes, other than on earnings	210	3,283	-	3,493
Exploration expenditures, dry hole costs and impairments	6,458	38	-	6,496
Depreciation, depletion, amortization and accretion	24,155	7,134	-	31,289
General and administrative	4,339	3,872	(3,750)	4,461
Other expenses	5,051	(824)	-	4,227
Total costs and expenses	55,183	17,799	(3,750)	69,232
Income from operations	9,765	5,887	-	15,652
Other income (expense):
Interest expense, net	(4,999)	-	-	(4,999)
Gain (loss) on derivative instruments	26,571	-	-	26,571
Income from equity investments	3,742	-	(3,742)	-
Income before provision for income taxes	35,079	5,887	(3,742)	37,224
Provision for income taxes:
Current	-	-	-	-
Deferred	(11,621)	(2,145)	-	(13,766)
Total provision for income taxes	(11,621)	(2,145)	-	(13,766)
Net income	$23,458	$3,742	$(3,742)	$23,458

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$204,921	$79,745	$-	$284,666
Other	11,254	64	(11,250)	68
Total Revenue	216,175	79,809	(11,250)	284,734
Costs and expenses:
Lease operating expenses	47,060	15,007	-	62,067
Taxes, other than on earnings	1,004	8,830	-	9,834
Exploration expenditures, dry hole cost and impairments	24,060	8	-	24,068
Depreciation, depletion, amortization and accretion	70,447	18,516	-	88,963
General and administrative	16,630	11,613	(11,250)	16,993
Other expenses	5,022	4	-	5,026
Total costs and expenses	164,223	53,978	(11,250)	206,951
Income from operations	51,952	25,831	-	77,783
Other income (expense):
Interest expense, net	(14,953)	-	-	(14,953)
Gain (loss) on derivative instruments	(11,865)	-	-	(11,865)
Income from equity investments	16,377	-	(16,377)	-
Income before provision for income taxes	41,511	25,831	(16,377)	50,965
Provision for income taxes:
Current	(174)	-	-	(174)
Deferred	(6,680)	(9,454)	-	(16,134)
Total provision for income taxes	(6,854)	(9,454)	-	(16,308)
Net income	$34,657	$16,377	$(16,377)	$34,657

Supplemental Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2011

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$175,008	$69,858	$-	$244,866
Other	11,256	91	(11,250)	97
Total Revenue	186,264	69,949	(11,250)	244,963
Costs and expenses:
Lease operating expenses	38,461	14,044	-	52,505
Taxes, other than on earnings	806	9,700	-	10,506
Exploration expenditures, dry hole cost and impairments	21,297	243	-	21,540
Depreciation, depletion, amortization and accretion	64,874	20,379	-	85,253
General and administrative	14,202	11,592	(11,250)	14,544
Other expenses	7,444	(814)	-	6,630
Total costs and expenses	147,084	55,144	(11,250)	190,978
Income from operations	39,180	14,805	-	53,985
Other income (expense):
Interest expense, net	(12,416)	-	-	(12,416)
Loss on derivative instruments	14,877	-	-	14,877
Loss on early extinguishment of debt	(2,377)	-	-	(2,377)
Income from equity investments	9,298	-	(9,298)	-
Income before provision for income taxes	48,562	14,805	(9,298)	54,069
Provision for income taxes:
Current	-	-	-	-
Deferred	(14,610)	(5,507)	-	(20,117)
Total provision for income taxes	(14,610)	(5,507)	-	(20,117)
Net income	$33,952	$9,298	$(9,298)	$33,952

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$151,193	$11,427	$-	$162,620
Cash flows provided by (used in) investing activities:
Property acquisitions	(34,458)	-	-	(34,458)
Exploration and development expenditures	(124,523)	(11,427)	-	(135,950)
Deposit for Hilcorp Acquisition	(55,000)	-	-	(55,000)
Other property and equipment additions	(1,474)	-	-	(1,474)
Net cash used in investing activities	(215,455)	(11,427)	-	(226,882)
Cash flows provided by (used in) financing activities:
Deferred financing costs	(6)	-	-	(6)
Purchase of shares into treasury	(8,798)	-	-	(8,798)
Exercise of stock options	257	-	-	257
Net cash used in financing activities	(8,547)	-	-	(8,547)
Net increase in cash and cash equivalents	(72,809)	-	-	(72,809)
Cash and cash equivalents at the beginning of the period	80,128	-	-	80,128
Cash and cash equivalents at the end of the period	$7,319	$-	$-	$7,319

Supplemental Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$80,045	$25,890	$-	$105,935
Cash flows provided by (used in) investing activities:
Property acquisitions	(196,533)	-	-	(196,533)
Exploration and development expenditures	(23,356)	(25,890)	-	(49,246)
Other property and equipment additions	(833)	-	-	(833)
Decrease in restricted cash	2,467	-	-	2,467
Net cash used in investing activities	(218,255)	(25,890)	-	(244,145)
Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	203,794	-	-	203,794
Deferred financing costs	(6,465)	-	-	(6,465)
Purchase of shares into treasury	(5,523)	-	-	(5,523)
Exercise of stock options	119	-	-	119
Net cash provided by financing activities	191,925	-	-	191,925
Net increase in cash and cash equivalents	53,715	-	-	53,715
Cash and cash equivalents at the beginning of the period	33,553	-	-	33,553
Cash and cash equivalents at the end of the period	$87,268	$-	$-	$87,268

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

Effective September 1, 2012, we changed our legal corporate name from “Energy Partners, Ltd.” to “EPL Oil & Gas, Inc.” The name change was effected through a short-form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”).  Under the DGCL, the merger did not require approval of our stockholders. The merger had the effect of amending Energy Partners, Ltd.’s certificate of incorporation to reflect our new legal name.

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

Recent Developments

On October 31, 2012, we acquired from Hilcorp Energy GOM Holdings, LLC (“Hilcorp”) 100% of the membership interests of Hilcorp Energy GOM, LLC (“Hilcorp Acquisition”), which owns certain shallow water Gulf of Mexico shelf oil and natural gas interests (the “Hilcorp Properties”), for $550 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  The Hilcorp Acquisition was financed with the net proceeds from the sale of $300 million in aggregate principal amount of 8.25% senior notes due 2018 (the “Senior Notes”) and borrowings under our expanded senior credit facility. Also on October 31, 2012, we obtained an increase in our senior credit facility from $250 million to $750 million. See Note 2, “Acquisitions,” and Note 5, “Indebtedness,” for more information regarding these subsequent events.

On May 15, 2012, we acquired from W&T Offshore, Inc. (“W&T”) an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests in our South Timbalier 41 field (“ST 41 Interests”) located in the Gulf of Mexico for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012 (the “ST 41 Acquisition”). We estimate that the proved reserves as of the April 1, 2012 economic effective date totaled approximately 1.2 Mmboe, of which 51% were oil and 84% were proved developed reserves. Prior to the ST41 Acquisition, we owned a 60% working interest in these properties, and W&T owned a 40% working interest. As a result of the ST41 Acquisition, we have become the sole working interest owner of the South Timbalier 41 field. We funded the ST41 Acquisition with cash on hand.

On June 20, 2012, we were the high bidder on six leases at the Central Gulf of Mexico Lease Sale 216/222. The six high bid lease blocks cover a total of 27,148 acres on a gross and net basis and are all located in the shallow Gulf of Mexico shelf within our core area of operations. Our share of the high bids totaled $7 million.  As of September 30, 2012, we had been awarded two (2) of the leases totaling $0.8 million.  As of October 31, 2012, we had been awarded all six leases with amounts due subsequent to September 30, 2012 totaling $6.2 million.

Overview and Outlook

Our fiscal year 2012 capital budget has been expanded to $226 million, of which $134 million is allocated to development activities, $85 million to exploration projects within existing core field areas, including seismic purchases, and $7 million to the recently bid leases in the shallow Gulf of Mexico shelf. We recently acquired additional 2-D and 3-D seismic data sets regionally across our current offshore operating areas and extending onshore Louisiana where the geology is characterized by the same productive horizons and structural features. Additionally, we plan to spend approximately $36 million in 2012 on plugging, abandonment and other decommissioning activities. On October 30, 2012, our board of directors set our 2013 capital budget at $300 million (excluding plugging and abandonment expenditures).  We establish our capital spending on exploration and development with a goal to remain within cash flow from operations, allowing free cash flow from current and acquired assets to provide natural delevering.

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

We believe that our core competency in plugging, abandonment and decommissioning operations will enable us to achieve our objectives of prudently removing idle infrastructure throughout the remaining productive lives of our fields and, over time, to reduce ongoing lease operating expenses (“LOE”) associated with maintaining idle infrastructure.

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

Results of Operations

Three Months Ended September 30, 2012

During the three months ended September 30, 2012, we completed two (2) development drilling operations and two (2) recompletion operations, all of which were successful.

Our operating results for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, reflect an 11% increase in oil production, partially offset by lower natural gas production and lower average selling prices for our oil and natural gas. Our product mix for the three months ended September 30, 2012 was 82%

oil (including natural gas liquids) compared to 75% for the three months ended September 30, 2011. Production from the acquired Main Pass Interests and ST41 Interests had an impact of approximately  777 Boe per day on the production rate in the three months ended September 30, 2012, compared to results for the three months ended September 30, 2011, which do not include production from the Main Pass Interests and ST41 Interests. We expect our full-year 2012 oil production to increase as compared to our full-year 2011 oil production.

For the three months ended September 30, 2012, our revenues increased 2%, as compared to the three months ended September 30, 2011, due primarily to the 11% increase in oil production. Our overall production volumes increased by 1% for the three months ended September 30, 2012 when compared to the three months ended September 30, 2011. Our Gulf of Mexico shelf production increased 2% in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due primarily to production increases in our West Delta field, partially offset by production declines in our predominantly natural gas fields.  During the three months ended September 30, 2012, due to the impact of Hurricane Isaac, our Gulf of Mexico shelf production was shut in or reduced resulting in reductions in production totaling approximately161,000 Boe, or an impact of approximately 1,750 Boe per day on the production rate for the quarter.

In addition to the items addressed above, our net loss for the three months ended September 30, 2012 includes a net loss on derivative instruments of $22.1 million as compared to a net gain of $26.6 million for the three months ended September 30, 2011.

The income tax benefit that we recorded for the three months ended September 30, 2012 was increased due to applying the change in our estimated effective income tax rate to our net deferred tax liabilities.  The change in our estimated effective income tax rate from 37.3% in 2011 to 36.6% in 2012 was primarily related to estimated state income taxes. Our state income taxes primarily relate to income apportioned to Louisiana. Our estimated Louisiana income apportionment factor can change as our production mix changes and commodity prices fluctuate. Further, our estimated Louisiana income apportionment factor can impact our estimated utilization of our net operating losses. We expect that changes in these estimates will continue to result in changes in our estimated effective income tax rate.

We expect our revenues, lease operating expenses and depreciation, depletion and amortization and accretion of asset retirement obligations to increase materially in future periods due to the acquisition of the Hilcorp Properties on October 31, 2012.  We also expect our interest expense to increase materially due to the issuance of the Senior Notes and the borrowing on the Senior Credit Facility used to fund the acquisition of the Hilcorp Properties.  Additionally, in order to have the financing necessary to complete the Hilcorp Acquisition, we had obtained a commitment for $200 million in the form of a senior unsecured bridge loan, which was not utilized because we successfully completed our offering of the Senior Notes.  On October 31, 2012, we paid a fee of $2.0 million for this bridge loan commitment, which will be recorded as interest expense in the three months ended December 31, 2012.

Nine Months Ended September 30, 2012

During the nine months ended September 30, 2012, we completed seven (7) development drilling operations, all of which were successful, and fourteen (14) recompletion operations, twelve (12) of which were successful. We also completed three (3) exploratory drilling operations, one of which was successful in a development zone.

Our operating results for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, reflect a 22% increase in oil production and higher average selling prices for our oil, partially offset by lower natural gas production and lower average selling prices for our natural gas. Our product mix for the nine months ended September 30, 2012 was 80% oil (including natural gas liquids) compared to 71% for the nine months ended September 30, 2011. Production from the acquired ASOP Properties, Main Pass Interests and ST41 Interests had an impact of approximately 4,841 Boe per day on the production rate in the nine months ended September 30, 2012, compared to results for the nine months ended September 30, 2011, which include production from the ASOP Properties for the period from February 14, 2011 to September 30, 2011, reflecting only a 3,023 Boe per day impact on the production rate in the prior period. We expect our full-year 2012 oil production to increase as compared to our full-year 2011 oil production.

For the nine months ended September 30, 2012, our revenues increased 16%, as compared to the nine months ended September 30, 2011, due primarily to the 22% increase in oil production and higher oil sales prices. Our overall production volumes increased by 9% for the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011. Our Gulf of Mexico shelf production increased 16% in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due primarily to production increases in our West Delta field and production from the ASOP Properties, Main Pass Interests and ST41 Interests, partially offset by production declines in our predominantly natural gas fields. In addition, our deepwater production, primarily natural gas, was curtailed during the nine months ended September 30, 2012 due to third party downstream facility modifications.

In addition to the items addressed above, our net income for the nine months ended September 30, 2012 includes significant exploration expenditures, primarily due to area-wide 2-D and 3-D seismic purchases totaling $10.7 million, impairments of $6.2 million and a net loss on derivative instruments of $11.9 million. The net income for the nine months ended September 30, 2011 reflects impairments of $19.2 million, a net gain on derivative instruments of $14.9 million and a $2.4 million loss on early extinguishment of debt as a result of the termination of our prior credit facility.

Our effective income tax rate for the nine months ended September 30, 2012 was 32.0%. The income tax expense that we recorded for the nine months ended September 30, 2012 was reduced due to applying the change in our estimated effective income tax rate to our net deferred tax liabilities.  The change in our estimated effective income tax rate from 37.3% in 2011 to 36.6% in 2012 was primarily related to estimated state income taxes.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net production (per day):
Oil (Bbls)	8,901	8,034	9,350	7,634
Natural gas (Mcf)	11,558	16,358	14,378	18,888
Total (Boe)	10,827	10,760	11,746	10,782
Average sales prices:
Oil (per Bbl)	$101.91	$106.23	$107.19	$106.71
Natural gas (per Mcf)	3.00	4.21	2.55	4.35
Total (per Boe)	86.98	85.72	88.44	83.19
Oil and natural gas revenues (in thousands):
Oil	$83,453	$78,518	$274,629	$222,410
Natural gas	3,192	6,335	10,037	22,456
Total	86,645	84,853	284,666	244,866
Impact of derivatives instruments settled during the period (1):
Oil (per Bbl)	$(0.11)	$(2.01)	$(1.49)	$(7.79)
Natural gas (per Mcf)	(0.01)	-	-	-
Average costs (per Boe):
LOE	$25.09	$19.46	$19.28	$17.84
Depreciation, depletion and amortization (“DD&A”)	27.21	26.76	24.52	24.83
Accretion of liability for asset retirement obligations	3.49	4.84	3.12	4.14
Taxes, other than on earnings	3.20	3.53	3.06	3.57
General and administrative (“G&A”) expenses	6.02	4.51	5.28	4.94
Increase (decrease) in oil and natural gas revenues due to:
Changes in prices of oil	$(3,193)		$1,000
Changes in production volumes of oil	8,128		51,219
Total increase in oil sales	4,935		52,219
Changes in prices of natural gas	$(1,819)		$(9,307)
Changes in production volumes of natural gas	(1,324)		(3,112)
Total decrease in natural gas sales	(3,143)		(12,419)

(1)    See “—Other Income and Expense” section for further discussion of the impact of derivative instruments.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue and Net Income (Loss)

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)		$ Change	% Change
Oil and natural gas revenues	$86,645	$84,853	$1,792	2%
Net income (loss)	(2,247)	23,458	(25,705)	NM

NM—Not Meaningful

Our oil and natural gas revenues increased primarily as a result of the 11% increase in oil production in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, offset in part by a 4% decline in average selling prices for our oil, a 29% decline in natural gas production and a 29% decline in average selling prices for our natural gas in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Oil represented 82% of total production for the three months ended September 30, 2012 as compared to

75% of total production for the three months ended September 30, 2011. During the three months ended September 30, 2012, due to the impact of Hurricane Isaac, our Gulf of Mexico shelf production was shut in or reduced resulting in reductions in production totaling approximately161,000 Boe, or an impact of approximately 1,750 Boe per day on the production rate for the quarter.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)		$ Change	% Change
LOE	$24,995	$19,266	$5,729	30%
Exploration expenditures and dry hole costs	966	973	(7)	-1%
Impairments	498	5,523	(5,025)	-91%
DD&A, including accretion expense	30,578	31,289	(711)	-2%
G&A expenses	5,995	4,461	1,534	34%
Taxes, other than on earnings	3,189	3,493	(304)	-9%

LOE increased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to approximately $3.0 million in expenses related to Hurricane Isaac in the 2012 period.  Furthermore, the increased LOE from the 2011 acquisitions of the Main Pass Interests and ST41 Interests were included in the 2012 period, but not in the 2011 period, because both of these acquisitions occurred subsequent to September 30, 2011.

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

G&A expenses increased for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily as a result of an increase in non-cash share-based compensation, which was $1.2 million and $0.6 million in the three months ended September 30, 2012 and 2011, respectively.

Taxes, other than on earnings, were lower in the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease is primarily related to severance taxes and an increase in the portion of our production coming from federal leases (which are not subject to a severance tax regime).

Other Income and Expense

For the three months ended September 30, 2012 and 2011, our interest expense consists primarily of interest on our Original Notes issued in connection with the ASOP Acquisition on February 14, 2011.

Other income (expense) in the three months ended September 30, 2012 includes a net loss on derivative instruments of $22.1 million consisting primarily of an unrealized loss of $22.0 million due to the change in fair market value of derivative instruments.   Other income (expense) in the three months ended September 30, 2011 includes a net gain of $26.6 million consisting of an unrealized gain of $28.1 million due to the change in fair market value of derivative instruments and a loss of $1.5 million on derivative instruments settled during the quarter primarily from the impact of our oil fixed-price swaps.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue and Net Income

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)		$ Change	% Change
Oil and natural gas revenues	$284,666	$244,866	$39,800	16%
Net income	34,657	33,952	705	NM

NM—Not Meaningful

Our oil and natural gas revenues increased primarily as a result of the 22% increase in oil production in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, offset in part by a 24% decline in natural gas production and a 41% decline in average selling prices for our natural gas in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Oil represented 80% of total production for the nine months ended September 30, 2012, as compared to 71% of total production for the nine months ended September 30, 2011.

Operating Expenses

Our operating expenses primarily consist of the following:

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)		$ Change	% Change
LOE	$62,067	$52,505	$9,562	18%
Exploration expenditures and dry hole costs	17,862	2,343	15,519	NM
Impairments	6,206	19,197	(12,991)	-68%
DD&A, including accretion expense	88,963	85,253	3,710	4%
G&A expenses	16,993	14,544	2,449	17%
Taxes, other than on earnings	9,834	10,506	(672)	-6%

NM—Not Meaningful

LOE increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily due to the 2011 acquisitions of the ASOP Properties and Main Pass Interests and the 2012 acquisition of the ST41 Interests and approximately $3.0 million of expenses related to Hurricane Isaac in the 2012 period.

During the nine months ended September 30, 2012, we recorded approximately $4.1 million of dry hole costs, primarily associated with two exploratory wells which reached their target depths in January 2012 and were determined to be unsuccessful and an unsuccessful exploratory portion of a well that was successfully completed in a development zone drilled in June 2012. In addition, exploration expenditures during the nine months ended September 30, 2012 include $10.7 million of seismic expense.

Impairments for the nine months ended September 30, 2012 were primarily due to the decline in our estimate of future natural gas prices, which affected two of our natural gas producing fields and reservoir performance at one of those fields. These fields were determined to have future net cash flows less than their carrying values resulting in the write downs of these properties to their estimated fair values. Impairments for the nine months ended September 30, 2011 were primarily related to reservoir performance at one of our natural gas producing fields, which was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value.

G&A expenses increased for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, primarily as a result of an increase in non-cash share-based compensation, which was $3.5 million and $1.8 million in the nine months ended September 30, 2012 and 2011, respectively. G&A expenses in the nine months ended September 30, 2011 also include $0.5 million in acquisition costs related to the ASOP Acquisition.

Taxes, other than on earnings, were lower in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease is primarily related to severance taxes and an increase in the portion of our production coming from federal leases (which are not subject to a severance tax regime).

Other Income and Expense

For the nine months ended September 30, 2012 and 2011, our interest expense consists primarily of interest on our Original Notes issued in connection with the ASOP Acquisition on February 14, 2011.

Other income (expense) in the nine months ended September 30, 2012 includes a net loss on derivative instruments of $11.9 million consisting of an unrealized loss of $8.1 million due to the change in fair market value of derivative instruments and a realized loss of $3.8 million on derivative instruments settled during the quarter primarily from the impact of higher oil prices during 2012. Other income (expense) in the nine months ended September 30, 2011 includes a net gain  of $14.9 million consisting of an unrealized gain of $31.1 million due to the change in fair market value of derivative instruments and a loss of $16.2 million on derivative instruments settled during the period primarily from the impact of our oil fixed-price swaps.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had unrestricted cash on hand of approximately $7.3 million and no amounts drawn under our credit facility, which had a borrowing base of $200 million. On October 31, 2012, in connection with the Hilcorp Acquisition, we obtained an increase in the borrowing base to $425.0 million and borrowed $190.0 million to fund a portion of the Hilcorp Acquisition.  We also used the net proceeds of $289.5 million from the issuance of $300 million in aggregate principal amount of our Senior Notes to fund the Hilcorp Acquistion (see Senior Notes below for more information).

Our fiscal year 2012 capital budget is $226 million, of which $134 million is allocated to development activities, $85 million to exploration projects within existing core field areas, including seismic purchases, and $7 million to the recently bid leases in the shallow Gulf of Mexico shelf. Additionally, we plan to spend approximately $36 million in 2012 on plugging, abandonment and other decommissioning activities. On October 30, 2012, our board of directors set our 2013 capital budget at $300 million (excluding plugging and abandonment expenditures).  We establish our capital spending on exploration and development with a goal to remain within cash flow from operations, allowing free cash flow from current and acquired assets to provide natural delevering.

Sources and Uses of Capital

As of September 30, 2012, we had cash and cash equivalents of $7.3 million and no amounts drawn under our Senior Credit Facility (described below). On October 31, 2012, in connection with the closing of the Hilcorp Acquisition, our Senior Credit Facility was amended and restated, expanding the facility from $250 million to $750 million and increasing the borrowing base from $200 million to $425 million.  On October 31, 2012, after borrowings of $190.0 million to fund a portion of the Hilcorp Acquisition, we had $205.0 million outstanding and $220.0 million available under the Senior Credit Facility.

Capital Expenditures. During the nine months ended September 30, 2012, we incurred costs of approximately $153.6 million on development and exploration activities, including $10.7 million on the seismic purchases previously described. We also spent approximately $27.6 million on plugging, abandonment and other decommissioning activities during the nine months ended September 30, 2012.

Acquisitions.  On October 31, 2012, we acquired the Hilcorp Properties for $550 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  The Hilcorp Acquisition was financed with the net proceeds from the sale of $300 million in aggregate principal amount of the Senior Notes and borrowings under our Senior Credit Facility. On May 15, 2012, we acquired the remaining 40% working interest in our South Timbalier 41 field for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012. We funded the ST41 Acquisition with cash on hand. We may fund future acquisitions with a combination of cash on hand, borrowings on our Senior Credit Facility and issuances of one or more debt and equity securities under our universal shelf registration statement that became effective under the Securities Act of 1933 in July 2011.

Share Repurchase Program. In August 2011, the Board of Directors authorized a program for the repurchase of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million and increased the program to $40.0 million in May 2012. Under the program, we have repurchased 1,465,300 shares at an aggregate cash purchase price of approximately $20.1 million, including 446,300 shares purchased for approximately $7.3 million during 2012. Such shares are held in treasury and could be used to provide available shares for possible resale in future public or private offerings and our employee benefit plans. The repurchases have been, and will be, carried out in accordance with certain volume, timing and price constraints imposed by the SEC’s rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors.

Working Capital. At September 30, 2012, we had a working capital deficit of $93.6 million, compared to working capital of $10.2 million at December 31, 2011. The working capital deficit at September 30, 2012 is primarily due to the deposit paid on the Hilcorp Properties and increased accounts payable and accrued expenses related to exploration and development costs. We have experienced, and expect to experience in the future, significant working capital deficits. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which may be capitalized as noncurrent assets, or increased investment in oil and natural gas properties.

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

Original Notes. On February 14, 2011, we issued $210 million in aggregate principal amount of the Original Notes. We used the net proceeds from the offering of the Original Notes of $202 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011, and for general corporate purposes. The Original Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due on outstanding notes payable semi-annually, in arrears, on February 15th and August 15th of each year, commencing on August 15, 2011. The Original Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The Original Notes will mature on February 15, 2018. For more information on our Original Notes, see Note 7, “Indebtedness,” of our consolidated financial statements contained in Part II, Item 8 of our 2011 Annual Report.

Senior Notes.  On October 25, 2012, we issued the $300 million in aggregate principal amount of our Senior Notes under the Indenture.  As described in Note 2, “Acquisitions,” we used the net proceeds from the offering of the Senior Notes of $289.5 million, after deducting the initial purchasers’ discount, to fund a portion of the Hilcorp Acquisition.  The Senior Notes bear interest from August 15, 2012 at an annual rate of 8.25% with interest due semi-annually, in arrears on February 15th and August 15th of each year commencing on February 15, 2013. The Senior Notes are fully and unconditionally guaranteed on a senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries) The Senior Notes mature on February 15, 2018.

The Senior Notes have terms that are substantially identical to the terms of our Original Notes, other than with respect to special mandatory redemption provisions related to the closing of the Hilcorp Acquisition (which are now inapplicable because the Hilcorp Acquisition has closed).  However, the notes were issued under a different indenture as a separate class of securities and therefore, until exchanged for an issue of additional notes to be publicly registered, will not trade together with the Original Notes.  Pursuant to a registration rights agreement executed as part of the sale of the Senior Notes, we have agreed to issue publicly registered additional notes under our indenture dated February 14, 2011 in exchange for the Senior Notes. For more information regarding the Senior Notes, see Note 5, “Indebtedness”, of our condensed consolidated financial statements in Item 1 of this Quarterly Report.

Senior Credit Facility.  On February 14, 2011, we entered into our Senior Credit Facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto. The terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million. On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility, the aggregate commitment under this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016.  The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The Senior Credit Facility is secured by substantially all of our assets, including a) mortgages on at least 80%  of the total value of our oil and gas properties evaluated in the most recently completed reserve report, after giving effect to exploration and production activities, acquisitions and dispositions,  and b) the stock of certain wholly-owned subsidiaries. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and the proved reserves of the Hilcorp Properties, and is subject to potential special and regular semi-annual redeterminations. On October 31, 2012, the borrowing base under the expanded credit facility was increased from $200.0 million to $425.0 million. Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings. Commitment fees ranging from 0.375% to 0.50% are payable on the unused portion of the borrowing bases.  On October 31, 2012, we borrowed $190.0 million under the Senior Credit Facility to fund a portion of the purchase price and related expenses of the Hilcorp Acquisition, and we have approximately

$220.0 million in availability under our Senior Credit Facility. For additional information regarding our Senior Credit Facility, see Note 7, “Indebtedness,” of our 2011 Annual Report.

Terminated Credit Facility.  On February 14, 2011,  we terminated the then existing credit facility in connection with entering into our current credit facility described above, resulting in a loss on early extinguishment of debt of $2.4 million, primarily due to writing off the unamortized deferred financing costs associated with the terminated facility.

Analysis of Cash Flows—Nine Months Ended September 30, 2012

The following table sets forth our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities	$162,620	$105,935
Cash flows used in investing activities	(226,882)	(244,145)
Cash flows provided by (used in) financing activities	(8,547)	191,925

The increase in our 2012 cash flows from operating activities primarily reflects increases in revenues due to the increase in our oil production, partially offset by decreases in natural gas revenues during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Net cash used in investing activities was lower in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, due to our acquisition of the ASOP Properties during the nine months ended September 30, 2011. However, our exploration and development expenditures were higher in the nine months ended September 30, 2012, due to our higher 2012 capital expenditures budget. In addition, we acquired the ST41 Interests and paid the deposit for the Hilcorp Acquisition in the nine months ended September 30, 2012. For the remainder of 2012, we expect our cash flows used in investing activities to increase materially due to the Hilcorp Acquistion.

Net cash used in financing activities during the nine months ended September 30, 2012 reflects the settlements of purchases of shares of our common stock (which have been kept as treasury shares) pursuant to our repurchase program during the nine months ended September 30, 2012. Net cash provided by financing activities during the nine months ended September 30, 2011 reflects $203.8 million of net cash proceeds (before offering expenses of $1.8 million) from the issuance of the Original Notes, partially offset by expenditures of $6.5 million for financing costs primarily associated with our Senior Credit Facility and the offering expenses associated with our Original Notes. For the remainder of 2012, we expect to have material cash flows provided by financing activities due to the issuance of the Senior Notes and borrowings on the Senior Credit Facility to fund the Hilcorp Acquistion on October 31, 2012.

We have not paid any cash dividends in the past on our common stock. The covenants in certain debt instruments to which we are a party, including our Senior Credit Facility, the Original Indenture and the Indenture, place certain restrictions and conditions on our ability to pay dividends. Any future cash dividends would depend on contractual limitations, future earnings, capital requirements, our financial condition and other factors determined by our board of directors.

New Accounting Pronouncements

See Note 9 of the condensed consolidated financial statements in Item 1, Part 1 of this Quarterly Report.

Cautionary Statement Concerning Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of, and we intend that such forward-looking statements be subject to the safe harbor provisions of, U.S. federal securities laws. Forward-looking statements are, by definition, statements that are not historical in nature and relate to possible future events. They may be, but are not necessarily, identified by words such as “will,” “would,” “should,” “likely,” “estimates,” “thinks,” “strives,” “may,” “anticipates,” “expects,” “believes,” “intends,” “goals,” “plans,” or “projects” and similar expressions.

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

•    potential costs associated with complying with new or modified regulations promulgated by the BOEM and BSEE and the Pipeline Hazardous Materials Administration of the U.S. Department of Transportation;

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our Senior Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We had no amounts drawn under our Senior Credit Facility at September 30, 2012 or December 31, 2011.   At September 30, 2012, our total indebtedness outstanding consisted of $204.9 million (net of unamortized original purchaser’s discount of $5.1 million) related to our fixed-rate Original Notes, which bear interest at an annual fixed rate of 8.25% and mature on February 15, 2018. The estimated fair value of our Original Notes was approximately $207.9 million at September 30, 2012.

On October 25, 2012, we issued $300 million in aggregate principal amount of our Senior Notes. The Senior Notes bear interest from August 15, 2012 at an annual fixed rate of 8.25% with interest due semi-annually, in arrears on February 15th and August 15th of each year commencing on February 15, 2013. The Senior Notes mature on February 15, 2018.

On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility, the aggregate principal amount of this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016. Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings. On October 31, 2012, after borrowing $190.0 million under the Senior Credit Facility to fund a portion of the purchase price and related expenses of the Hilcorp Acquisition, we have $205.0 million outstanding under our Senior Credit Facility.

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

Historically, we have used commodity derivative instruments to manage commodity price risks associated with future oil and natural gas production. As of September 30, 2012, the following derivative instruments were outstanding:

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)	(In thousands)
October 2012—November 2012	2,921	178,200	$104.05	$(503)
December 2012	3,361	104,200	$102.80	$(182)
January 2013—July 2013	5,703	1,209,000	$101.18	$(3,376)
August 2013—November 2013	2,549	311,000	$102.11	$(415)
December 2013	3,306	102,500	$102.33	$23
January 2014—December 2014	1,000	365,000	$100.20	$(498)

	Collars
	Daily Average
	Volume	Volume	Strike Price	Fair Value
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)	(In thousands)
October 2012—December 2012	1,000	92,000	$87.50/123.18	$43
January 2013—December 2013	1,000	365,000	$80.00/104.10	$(3,431)

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)	(In thousands)
October 2012—December 2012	1,000	92,000	$2.69	$(57)
January 2013—December 2013	1,000	365,000	$3.51	$(119)
January 2014-December 2014	5,000	1,825,000	$4.01	$(295)

Pursuant to the terms of the Hilcorp purchase and sale agreement, Hilcorp Energy GOM, LLC entered, on our behalf, fixed-price oil and natural gas swaps which were outstanding at September 30, 2012 as follows:

	Oil Contracts			Gas Contracts
	Daily Average	Average		Daily Average	Average
	Volume	Swap Price	Fair Value	Volume	Swap Price	Fair Value
Remaining Contract Term	(Bbls)	($/Bbl)	(in thousands)	(MMBtu)	($/MMBtu)	(in thousands)
November 2012—December 2012	3,500	$111.75	$181	14,492	$3.13	$(293)
January 2013—December 2013	2,662	$108.60	$1,180	8,562	$3.51	$(969)

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

(a) Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item  2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares	Shares that May
		Average	Purchased as	Yet Be Purchased
	Total Number	Price	Part of Publicly	Under the Plans or
	of Shares	Paid Per	Announced Plans	Programs (1)
Period	Purchased	Share	or Programs (1)	(in thousands)
August 2012	35,500	$17.30	35,500	$19,893
Total	35,500		35,500	$19,893

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

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Purchase and Sale Agreement between Hilcorp Energy GOM Holdings, LLC, as Seller and EPL Oil & Gas, Inc., as Buyer, dated September 14, 2012	8-K	001-16179	2.1	9/18/2012

3.1	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize

EPL Oil & Gas, Inc.

Date: November 1, 2012	By:	/s/ Tiffany J. Thom
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

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

2.1	Purchase and Sale Agreement between Hilcorp Energy GOM Holdings, LLC, as Seller and EPL Oil & Gas, Inc., as Buyer, dated September 14, 2012	8-K	001-16179	2.1	9/18/2012

3.1	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Exhibit 31.1

Certification of Principal Executive Officer of EPL Oil & Gas, Inc.

Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

I, Gary C. Hanna, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of EPL Oil & Gas, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a.     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Gary C. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2012

Exhibit 31.2

Certification of Principal Financial Officer of EPL Oil & Gas, Inc.

Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

I, Tiffany J. Thom, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of EPL Oil & Gas, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.     Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.     Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent functions):

a.     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ Tiffany J. Thom
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November  1, 2012

Exhibit 32.1

Certification of Principal Executive Officer

Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned hereby certifies, in his capacity as the Principal Executive Officer of EPL Oil & Gas, Inc. (the “Company”), that the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

/s/ Gary C. Hanna
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2012

Exhibit 32.2

Certification of Principal Financial Officer

Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

The undersigned hereby certifies, in her capacity as the Principal Financial Officer of EPL Oil & Gas, Inc. (the “Company”), that the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2012 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in such report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

/s/ Tiffany J. Thom
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated: November 1, 2012