Form 10-K
period 2012-12-31
EPL OIL & GAS, INC.
filed 2013-03-07
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes☒    No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2012 (the registrant’s most recently completed second fiscal quarter) based on the closing stock price as quoted on the New York Stock Exchange on that date was $484,063,819. As of February 28, 2013, there were 39,218,719 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders of EPL Oil & Gas, Inc. expected to be held on April 30, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.         Business

Overview

EPL Oil & Gas, Inc. (referred to herein as “we,” “our,” “us” or the “Company”) was incorporated as a Delaware corporation in January 1998 and operates as an independent oil and natural gas exploration and production company based in New Orleans, Louisiana and Houston, Texas. Effective September 1, 2012, we changed our legal corporate name from “Energy Partners, Ltd.” to “EPL Oil & Gas, Inc.” through a short-form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware.  Our current operations are concentrated in the U.S. Gulf of Mexico shelf focusing on state and federal waters offshore Louisiana, which we consider our core area. We have focused on acquiring and developing assets in this region, because the region is characterized by established exploitation, development and exploration opportunities in both productive horizons and deeper geologic formations. Our management professionals and technical staff have considerable geological, geophysical and operational experience that is specific to the Gulf of Mexico and Gulf Coast region, and we have acquired and developed geophysical and geological data relating to these areas. We intend to pursue capital-efficient development and exploration activities in our core area, as well as to identify acquisition opportunities that leverage our technical and operational strengths. As of December 31, 2012, we had estimated proved reserves of 77.4 million barrels of oil equivalent, or Mmboe, of which 61% were oil and 75% were proved developed. Of these proved developed reserves, 65% were oil reserves.

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

2012 Acquisitions

On October 31, 2012, we acquired from Hilcorp Energy GOM Holdings, LLC (“Hilcorp”) 100% of the membership interests of Hilcorp Energy GOM, LLC (“Hilcorp Acquisition”), which owned certain shallow water Gulf of Mexico shelf oil and natural gas interests (the “Hilcorp Properties”), for $550 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  As of December 31, 2012, the Hilcorp Properties had estimated proved reserves of approximately 37.2 Mmboe, of which 49% were oil and 58% were proved developed reserves. The Hilcorp Properties include three core producing complexes, 139 total producing wells, 215,033 gross (149,386 net) acres and related gathering lines.

The Hilcorp Acquisition was financed with cash on hand, the net proceeds from the sale of $300 million in aggregate principal amount of 8.25% senior notes due 2018 (the “2012 Senior Notes”) and borrowings under our expanded senior credit facility. The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act.  After deducting the initial purchasers’ discount, we realized net proceeds of $289.5 million.  Also on October 31, 2012, we obtained an increase in our senior secured credit facility from $250 million to $750 million under which we borrowed $205 million to fund a portion of the purchase price and related expenses of the Hilcorp Acquisition.

In the June 20, 2012, Central Gulf of Mexico Lease Sale 216/222,  we were the high bidder on six leases covering a total of 27,148 acres on a gross and net basis.  This acreage is located in the shallow Gulf of Mexico shelf within our core area of operations.  Our share of the high bids totaled approximately $7 million.

On May 15, 2012, we acquired from W&T Offshore, Inc. (“W&T”) an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests in our South Timbalier 41 field (“ST41 Interests”) located in the Gulf of Mexico for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012

(the “ST41 Acquisition”). Prior to the ST41 Acquisition, we owned a 60% working interest in the properties, and W&T owned a 40% working interest. As a result of the ST41 Acquisition, we have become the sole working interest owner of the South Timbalier 41 field. The ST41 Interests had estimated  proved reserves as of the acquisition date of approximately 1.0 Mmboe, of which 51% were oil and 84% were proved developed reserves. We funded the ST41 Acquisition with cash on hand.

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

We financed the ASOP Acquisition with the proceeds from the sale of $210 million in aggregate principal amount of 8.25% senior notes due 2018 (the “2011 Senior Notes”).  After deducting the initial purchasers’ discount and estimated offering expenses, we realized net proceeds of approximately $202 million from the sale of the 2011 Senior Notes.  We funded the Main Pass Acquisition with cash on hand.

Recent Events

On March 5, 2013 we executed a purchase and sale agreement to sell certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the Bay Marchand field area to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities currently recorded on our balance sheet of $10.8 million resulting in total consideration of $62.3 million, subject to customary adjustments to reflect a January 1, 2013 economic effective date. We do not operate these assets, which are currently producing approximately 400 Boe per day, about 97% of which are oil. Estimated proved reserves as of the January 1, 2013 economic effective date totaled approximately 1.6 million Boe, 90% of which are oil.  We expect to close the transaction by April 1, 2013 and record a gain on the sale.

Competitive Strengths

High Quality Asset Base with Significant Exploitation and Exploration Potential. We believe our asset base is characterized by lower-risk properties that have predictable well control and production profiles. Our net proved reserves as of December 31, 2012 were 75% proved developed, which provides significant production visibility. Moreover, we have an inventory of lower risk exploitation projects with 257 behind pipe opportunities and 35 identified proved undeveloped reserves locations.  Our fields offer significant development and exploration potential, with multiple producing zones and unexplored deeper horizons.

Oil-Weighted Reserves and Production. We believe we are more oil-focused in both our reserves and production as compared to many of our peers. Our net proved reserves at December 31, 2012 were approximately 61% oil, and our net average daily production for the year ended December 31, 2012 was 78% oil. Given the current commodity price environment and resulting disparity between oil and natural gas prices on a barrel of oil equivalent basis, we believe our high percentage of oil reserves compared to our overall reserve base provides us an economic advantage. Additionally, the production decline curve of oil is typically lower than a natural gas decline curve, resulting in longer term production from current reserves.

Operational Control. We operate properties that contain approximately  86% of our proved reserves. As the operator of a property, we are afforded greater control of the optimization of production, the timing and amount of capital expenditures, and the operating parameters and costs of our projects. As such, we are able to align capital expenditures with cash flow because we are generally able to adjust drilling and development plans in response to changes in commodity prices.

Geographically Focused Properties in the Gulf of Mexico. We are focused on operating properties located in the Gulf of Mexico shelf, which gives us the opportunity to minimize logistical and administrative costs and maximize the productivity of our field personnel. Our concentration of long-lived, oil rich legacy fields provides attractive future consolidation  opportunities as evidenced by the Hilcorp Acquisition.  Our experience in the Gulf of Mexico, and particularly offshore Louisiana, has led us to focus our efforts in that particular region, where we are familiar with the fields, drilling and production trends and where we have amassed an extensive library of geologic information. In 2012 we acquired additional 2-D and 3-D seismic data sets in our current offshore operating areas and onshore Louisiana where the geology is characterized by similar productive horizons and structural features. In addition to the extensive seismic library we have of our legacy properties, we have licensed high quality multi-client 3-D data sets for recently acquired fields. We now have approximately 18,900 square miles of 3-D seismic data in the Gulf of Mexico and onshore Louisiana. This seismic data assists us in identifying attractive development and exploration drilling opportunities that adhere to our capital-efficient development strategies. We continue to high-grade these data sets by employing state-of-the-art reprocessing techniques for the data covering our core fields and on a regional basis around those fields. These technological upgrades are creating better images of prospective horizons and aiding in the evaluation of drilling opportunities.

Delevering and Conservative Fiscal Policy.  We budget our capital spending on exploration and development with the goal of remaining within cash flow from operations, allowing free cash flow from our asset base to reduce debt.  We have a long-term leverage target of $6 to $7 per Boe of proved reserves.  We have hedged approximately 57% of our forecasted oil production in 2013 and have placed substantial oil hedges for 2014.

Experienced Management and Significant Technical Expertise. We have an experienced and technically-adept management team, averaging more than 25 years of industry experience among our top nine executives. We have also built a strong technical staff of geologists and geophysicists, field operations managers and engineers to handle all aspects of our exploitation, exploration, production and decommissioning activities.

Business Strategy

Pursue Capital Efficient Development in Core Areas. Our current producing asset base in the Gulf of Mexico shelf includes a large inventory of lower-risk exploitation opportunities, as well as exploration prospects with multiple objectives and follow-up opportunities. In 2012, we completed 18 workovers and 15 drill wells, with an 85% success rate, spending approximately $223 million on development and exploration activities, including seismic purchases of $11 million.  We also spent approximately $7 million on undeveloped leases in 2012.  Our fiscal year 2013 capital budget is $300 million, which is allocated to development activities and exploration projects within existing core field areas.  Additionally, we plan to spend approximately $30 million in 2013 on plugging, abandonment and other decommissioning activities. We will continue to focus on lower-risk development projects, as well as a small number of high quality, high potential exploration prospects. We believe the properties we acquired in 2011 and 2012 enhance our exploitation strategy to increase production from legacy fields and provide us with substantial incremental exploration opportunities within those fields.

Build upon Regional Geologic Expertise. We are dedicating significant resources to add to our knowledge of the geology underlying our core areas. We have recently acquired additional 2-D and 3-D seismic data sets in our current offshore operating areas and onshore Louisiana, where the geology is characterized by similar productive horizons and structural features. Our geological and geophysical teams are analyzing well data, paleontological data and seismic data to identify exploration targets at intermediate and deep depths as well as associated acquisition opportunities.

Target Acquisition Opportunities to Grow Reserves and Leverage Operational Strengths.  We continue to review and monitor opportunities to acquire producing properties, leasehold acreage and drilling prospects in and around our core areas of operation so that we can act quickly as acquisition opportunities become available.  Our acquisition strategy is focused on operated Gulf of Mexico shelf and Gulf Coast assets that are characterized by production-weighted reserves, seismic coverage and operated positions that would allow us to maintain a conservative capital structure. We intend to use acquisitions of this type as a key method to grow reserves and production because we believe this strategy increases production and cash flow visibility while reducing dry hole and exploration risk. We believe our expertise in the Gulf of Mexico and Gulf Coast region allows us to effectively evaluate acquisitions and to operate the properties we eventually acquire.

Maintain Financial Discipline. We strive to maintain a conservative financial position, sufficient liquidity and a strong balance sheet. We establish our capital spending plans with the goal of funding those costs with cash flows from operations, allowing any remaining free cash flow to be used for debt reduction.  We currently have access to our senior credit facility (the “Senior Credit Facility”) into which we entered on February 14, 2011 and that was amended and restated on October 31, 2012 in connection with the Hilcorp Acquisition to increase the aggregate commitment under the facility from $250 million to a maximum of $750 million and to extend the maturity date to October 31, 2016.  We currently have a borrowing base of $425 million.  As of February 28, 2013, we had $240 million in availability under our Senior Credit Facility.   In order to maintain financial flexibility, we  plan to fund our 2013 fiscal year exploration and development capital budget with cash flow from operations. Additionally, because we operate many of our properties, we are able to manage the timing of a substantial portion of our capital investments. We may fund future acquisitions with a combination of cash on hand, borrowings under our credit facility and issuances of debt and equity securities under our universal shelf registration statement that became effective under the Securities Act of 1933 in July 2011.

Capitalize on Competency in Plugging and Abandonment. We have established and are executing on a proactive, multi-year plan to plug, abandon and decommission depleted wells and associated infrastructure. Our president and chief executive officer has significant experience in conducting these types of operations and has supplemented our staff to accomplish this objective. In our East Bay field where our abandonment and decommissioning obligations are concentrated, we have completed plugging and abandonment operations on more than 30% of the inactive wellbores. We expect to reduce our lease operating expense over time by removing idle infrastructure and its associated maintenance costs. The three core producing complexes that comprise the Hilcorp Properties are located in the shallow-water Gulf of Mexico shelf region in water depths ranging from 20 feet to 190 feet.  These complexes are situated similarly to, and are concentrated near, our previously existing assets.  The facilities and structures supporting the Hilcorp Properties have longer useful lives and fewer idle assets than many of our other assets.  As a result, we expect that less current spending will be required for abandonment work in those properties than for our previously existing assets.

Where You Can Find More Information

We maintain a website at www.eplweb.com that contains information about us, which information is available free of charge, including links to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments as soon as reasonably practicable after electronically filing such reports with, or furnishing them to the Securities and Exchange Commission (the “SEC”). In addition, our website contains our Corporate Governance Guidelines and the charters for our Audit, Compensation and Nominating and Governance Committees. Copies of this information are also available by writing to our Corporate Secretary at 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana 70170. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Annual Report or any other filing that we make with the SEC.

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

Properties

As of December 31, 2012, we had working interests in 37 producing fields located in the Gulf of Mexico shelf region, including the following:

•    our East Bay producing field on the southern flank of the Mississippi River delta;

•    three producing fields in the South Timbalier area;

•    two producing fields in our West Delta complex;

•    one producing field in our Ship Shoal 208 complex;

•    one producing field in our South Pass 78 complex;

•    two producing fields in our Main Pass complex;

•    one producing field in our South Marsh Island 239 complex; and

•    26 other producing fields offshore Louisiana.

Our East Bay field comprised approximately 21% of our production during the year ended December 31, 2012 and 17% of our proved reserves at December 31, 2012. It is comprised of the South Pass 24 and 27 fields and is located 89 miles southeast of New Orleans, near the mouth of the Mississippi River. It contains 209 producing wells located along the coastline and in water depths up to approximately 70 feet. We operate this field and own an average 96% working interest in our acreage position in this area. Our leasehold area covered 30,055 gross acres (28,948 net acres) as of December 31, 2012.

Our South Timbalier area comprised approximately 24% of our production during the year ended December 31, 2012 and 12% of our proved reserves at December 31, 2012. Our key assets in this area include the South Timbalier 26 and 41 fields located approximately 60 to 72 miles south of New Orleans in water depths of approximately 73 feet or less. We operate the South Timbalier 26 and 41 blocks, and we own working interests ranging from 13% to 100% in this area.

Our West Delta complex comprised approximately 25% of our production during the year ended December 31, 2012 and 11% of our proved reserves at December 31, 2012. The West Delta complex, a legacy producing area, is located 62 miles south southeast of New Orleans. It contains  34 producing wells in water depths ranging from 29 to 87 feet and is comprised of five lease blocks. We operate the West Delta complex and own an average 99% working interest in our acreage position in this area.

Our Main Pass complex comprised approximately 8% of our production during the year ended December 31, 2012 and 7% of our proved reserves at December 31, 2012. The Main Pass complex is located 98 miles southeast of New Orleans. It contains 33 producing wells in average water depths of approximately 250 feet and is comprised of two fields. We own a non-operated 50% working interest in most of our acreage position in this area.

During 2012, we concentrated on exploration and exploitation opportunities in the South Timbalier, West Delta and Main Pass areas and evaluated certain well proposals in these areas using our recently reprocessed 3-D seismic data.

We acquired the Ship Shoal 208 complex, South Pass 78 complex and South Marsh Island 239 complex in the Hilcorp Acquisition on October 31, 2012.  Production from these three complexes is included in our results only from the October 31, 2012 closing date of the Hilcorp Acquisition and comprised approximately 7% of our production during the year ended December 31, 2012. For the period from October 31, 2012 to December 31, 2012, production from these areas comprised approximately 27% of our total production.

The Ship Shoal 208 complex comprised 22% of our proved reserves at December 31, 2012. This complex is located 110 miles southwest of New Orleans.  It contains 33 producing wells in average water depths of approximately 100 feet in three lease blocks. We operate the Ship Shoal 208 complex and own a working interest of 100% of the acreage position in this area.

Our South Pass 78 complex comprised approximately 9% of our proved reserves at December 31, 2012. This complex is located 86 miles southeast of New Orleans.  It contains 26 producing wells in water depths ranging from approximately 140 to 190 feet in four lease blocks.  We operate the South Pass 78 complex and own a working interest of 67% of the acreage position in this area.

Our South Marsh Island 239 complex comprised approximately 4% of our proved reserves at December 31, 2012.  This complex is located 117 miles southwest of New Orleans.  It contains nine producing wells in water depths of approximately 20 feet in four lease blocks.  We operate the complex and own a working interest of 92% in the acreage position in this area.

The 26 other producing fields offshore Louisiana comprised approximately 13% of our production during the year ended December 31, 2012 and 17% of our proved reserves at December 31, 2012. These properties are located in water depths ranging from approximately 18 to 300 feet with working interests ranging from 20% to 100%.

As of December 31, 2012, we also owned interests in 15 undeveloped leases and one producing lease in the deepwater Gulf of Mexico. These deepwater Gulf of Mexico properties comprised approximately 2% of our production during the year ended December 31, 2012 and 1% of our proved reserves at December 31, 2012. Our working interests in our leases in this area ranged from 15% to 100%.

Oil and Natural Gas Reserves

The following table presents our estimated net proved oil and natural gas reserves and the estimated future net revenues and cash flows related to our reserves at December 31, 2012, 2011 and 2010. Our estimates of proved reserves are based on reserve reports prepared as of December 31, 2012 by Netherland, Sewell & Associates, Inc. (“NSAI”) and W.D. Von Gonten & Co. (“WDVG”), independent petroleum engineers. Neither PV-10 nor the standardized measure of discounted future net cash flows shown in the table is intended to represent the current market value of the estimated oil and natural gas reserves that we own. Note 15 “Supplementary Oil and Natural Gas Disclosures—(Unaudited)” of the consolidated financial statements in Part II, Item 8 of this Annual Report provides important additional information about our proved oil and natural gas reserves.

We follow the oil and gas reserves estimation and disclosure requirements of Accounting Standards Codification (“ASC”) Topic 932, “Extractive Activities—Oil and Gas” (“ASC 932”), which requires, among other things, that prices used to estimate reserves for SEC disclosure purposes reflect an unweighted, arithmetic average price based upon the closing price on the first day of each of the twelve months during the fiscal year, rather than the year-end price. See Note 15 “Supplementary Oil and Natural Gas Disclosures—(Unaudited)” of the consolidated financial statements in Part II, Item 8 of this Annual Report for additional information regarding reporting related to oil and natural gas reserves under ASC 932.

	As of December 31,
	2012	2011	2010
	(dollars in thousands)
Total estimated net proved reserves:
Oil (Mbbls)	47,442	27,301	17,223
Natural gas (Mmcf)	179,939	58,785	61,251
Total (Mboe)	77,432	37,099	27,431
Net proved developed reserves (1):
Oil (Mbbls)	37,908	24,791	15,974
Natural gas (Mmcf)	120,687	52,739	56,410
Total (Mboe)	58,022	33,581	25,376
Net proved undeveloped reserves:
Oil (Mbbls)	9,534	2,510	1,249
Natural gas (Mmcf)	59,252	6,046	4,841
Total (Mboe)	19,409	3,518	2,055
Estimated future net revenues before income taxes (2)	$2,641,407	$1,555,059	$565,922
Present value of estimated future net revenues before income taxes (PV-10) (2)(3)(5)	$1,979,274	$1,100,701	$413,066
Standardized measure of discounted future net cash flows (4)(5)	$1,574,282	$876,169	$359,458

(1)    Net proved developed non-producing reserves as of December 31, 2012 (15,154 Mbbls and 80,883 Mmcf) were 28,634 Mboe, or 37% of our total proved reserves.

(2)    Calculated using oil prices of $105.13, $108.48 and $77.85 per barrel, respectively, and natural gas prices of $2.92, $4.16 and $4.54 per Mcf, respectively, held constant for the life of the reserves, computed in accordance with ASC 932, based on the unweighted, arithmetic average of the closing price on the first day of each of the twelve months during the fiscal year.

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

As of December 31, 2012, our proved undeveloped reserves (“PUDs”) include 15.4 Mmboe attributable to the Hilcorp Properties. We expect our PUDs as of December 31, 2012 of 19.4 Mmboe to begin converting from proved undeveloped to proved developed as the planned development projects begin in 2013. We project future development costs relating to the development of the PUDs remaining at December 31, 2012 to be approximately $169.4 million in 2013, $35.2 million in 2014, $0.9 million in 2015 and $26.9 million thereafter.

Our Vice President, Reserves, is the technical person primarily responsible for overseeing the preparation of our reserve estimates and for compliance with our policies. He is a registered petroleum engineer with extensive experience in reservoir analysis and reports directly to our executive management. At the end of each year, our reserve estimates are prepared by outside petroleum engineering firms. As of December 31, 2012, our estimates of proved reserves are based on reserve reports prepared by the independent petroleum engineering firms NSAI and WDVG, both nationally recognized engineering firms. At December 31, 2012, estimates of 52% of our total estimated net proved reserves were prepared by NSAI and 48% were prepared by WDVG.  WDVG’s reserve report was prepared with respect to the Hilcorp Properties. Letters from NSAI and WDVG are filed as exhibits to this Annual Report on Form 10-K.

NSAI provides a complete range of geological, geophysical, petrophysical and engineering services and have the technical experience and ability to perform these services in any of the onshore and offshore oil and gas producing areas of the world. NSAI has a technical staff of over 70 professionals who are knowledgeable with regard to recognized industry reserves and resource definitions, specifically those set forth by the SEC.

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

The table below sets forth production information for each field that contains 15% or more of our total proved reserves as of December 31, 2012.    The Ship Shoal 208 field was acquired in the Hilcorp Acquisition and the table below reflects production for this field only for the period from November 1, 2012 through December 31, 2012.

	Year Ended December 31,
	2012	2011	2010
East Bay:
Oil (Mbbls)	1,035	1,062	1,031
Natural gas (Mmcf)	47	76	78
Total (Mboe)	1,043	1,075	1,044
Ship Shoal 208:
Oil (Mbbls)	109	-	-
Natural gas (Mmcf)	199	-	-
Total (Mboe)	142	-	-

Costs Incurred in Oil and Natural Gas Activities

The following table sets forth the costs incurred associated with finding, acquiring and developing our proved oil and natural gas reserves.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Acquisitions—Proved (1)	$706,322	$261,812	$-
Acquisitions—Unproved	7,496	14	623
Exploration	43,338	17,129	31,463
Development (2)	180,938	83,577	25,643
Costs incurred	$938,094	$362,532	$57,729

(1)    Includes asset retirement obligations associated with acquisitions totaling $132.1 million and $26.4 million during the years ended December 31, 2012 and 2011, respectively.

(2)    Includes asset retirement obligations incurred associated with finding, acquiring and developing our proved oil and natural gas reserves of $1.2 million, $0.2 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2012.

	Total Productive Wells
	Gross	Net
Oil	378	268
Natural gas	119	74
Total	497	342

Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Twelve gross oil wells and four gross natural gas wells have dual completions.

In this Annual Report, when referring to wells and acreage, “gross” refers to the total wells or acres in which we have a working interest and “net” refers to gross wells or acres multiplied by our working interest.

Acreage

The following table sets forth information relating to acreage held by us as of December 31, 2012. Developed acreage is assigned to producing wells.

	Gross Acreage	Net Acreage
Developed:
Gulf of Mexico Shelf	337,001	242,176
Deepwater Gulf of Mexico	5,760	1,599
Other	605	197
Total	343,366	243,972
Undeveloped:
Gulf of Mexico Shelf	104,526	102,245
Deepwater Gulf of Mexico	80,640	21,663
Total	185,166	123,908

We continually assess our undeveloped lease inventory for exploration opportunities and, where appropriate, develop strategies to maintain our inventory by allocating resources to such leases or arranging for the participation of others, including farm-outs and the use of prospect generation consulting geologists. As of December 31, 2012, the net book value of the leases expiring in 2013 and 2014 was  $0.1 million and $0.3 million, respectively. Leases covering 52% of our undeveloped net acreage expire in 2013, 11% expire in 2014, 5% expire in 2015, 6% expire in 2016,  23% expire in 2017 and 3% expire thereafter. We currently plan to develop opportunities for leases covering 4% of the net acreage expiring in 2013.

Drilling Activity

Drilling activity refers to the number of wells completed at any time during the applicable fiscal years, regardless of when drilling was initiated. The following table shows our drilling activity where “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest in these wells.

	Year Ended December 31,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	11.0	9.5	4.0	3.6	1.0	1.0
Non-productive	1.0	1.0	1.0	1.0	-	-
Total	12.0	10.5	5.0	4.6	1.0	1.0
Exploratory Wells
Productive	1.0	0.8	4.0	1.3	7.0	4.9
Non-productive	2.0	0.7	1.0	0.5	2.0	1.5
Total	3.0	1.5	5.0	1.8	9.0	6.4
Recompletion Operations
Productive	16.0	14.2	23.0	19.1	14.0	11.2
Non-productive	2.0	2.0	4.0	3.3	5.0	5.0
Total	18.0	16.2	27.0	22.4	19.0	16.2

We are currently in the process of drilling three gross (2.8 net) development wells in our West Delta area. We drilled two gross (0.8 net) exploration wells late in 2011 which reached their target depths in January 2012 and were determined to be unsuccessful.

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

The gathering systems are also subject to the jurisdiction of the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), pursuant to The Outer Continental Shelf Lands Act (“OCSLA”), because they traverse the OCS pursuant to federal easements. As discussed herein, the BOEM and BSEE were created on October 1, 2011 to replace the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) as part of a reorganization aimed at separating the resource management and enforcement functions of the former Minerals Management Service. OSCLA authorizes regulations governing the preparation of spill contingency plans and establishing air quality standards for certain pollutants, including particulate matter, volatile organic compounds, sulfur dioxide, carbon monoxide and nitrogen oxides. Specific design and operational standards may apply to outer continental shelf vessels, rigs, platforms, vehicles and structures.  Violations of lease conditions or regulations related to the environment issued pursuant to OCSLA can result in substantial civil and criminal penalties, as well as potential court injunctions curtailing operations and canceling leases.  Such enforcement liabilities can result from either governmental prosecution or private action.

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

Regulation of Safety, Availability, Terms and Cost of Pipeline Transportation.  Our onshore and offshore pipelines are subject to safety regulation by the Pipeline and Hazardous Materials Administration of the U.S. Department of Transportation (the “PHMSA”), BSEE and/or state agencies, depending on the location and services provided by each pipeline. Our processing operations and our marketing of natural gas and NGLs are affected by the availability, terms and cost of pipeline transportation. The price and terms of access to pipeline transportation can be subject to extensive federal and, if a complaint is filed, state regulation. The FERC regularly proposes and implements new rules and regulations affecting the interstate transportation of natural gas, and to a lesser extent, the interstate transportation of NGLs. We cannot predict the ultimate impact of these regulatory changes to our natural gas production operations and our natural gas and NGL marketing operations. We do not believe that we would be affected by any such FERC action in a materially different manner than other natural gas producers and natural gas and NGL marketers with whom we compete.

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

Regulation of Transportation of Oil. Our wholly owned subsidiary, EPL Pipeline, L.L.C. (“EPL Pipeline”), is an interstate common carrier pipeline subject to regulation by the FERC under the Interstate Commerce Act (“ICA”). EPL Pipeline owns four pipelines subject to regulation by the FERC: (1) an approximately twelve-mile pipeline that runs between South Timbalier 26 and a portion of South Timbalier 41 on the Gulf of Mexico OCS to Bayou Fourchon, Louisiana; (2) an approximately eight-mile pipeline that runs between South Marsh Island Block 239 through Mound Point B and South Marsh Island Block 205 to Lighthouse Point A, South Marsh Island Block 207 on the Gulf of Mexico OCS to Vermillion Parish, Louisiana; (3) an approximately nine-mile pipeline that runs between South Pass Block 78 and South Pass Block 55 on the Gulf of Mexico OCS; and (4) an approximately ten-mile pipeline that runs between South Pass Block 55 and West Delta Block 83 on the Gulf of Mexico OCS to Plaquemines Parish, Louisiana. The ICA requires that we maintain tariffs on file with the FERC for these pipelines. The tariffs set forth the rates, which were established as negotiated rates that have not been protested, as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and nondiscriminatory. The ICA permits challenges to existing rates and authorizes the FERC to investigate such rates to determine whether they are just and reasonable. If a challenge is made to a newly filed increased rate and FERC ultimately finds that the proposed rate is unlawful following an investigation, FERC is permitted to change that rate prospectively from the date of its decision, and may order refunds representing the difference between the challenged increased rate and the previous lawful rate.  If a complaint is filed against an existing rate, FERC may award reparations for the two year period prior to the date of the complaint.

Other Federal Laws and Regulations Affecting Our Industry

Energy Policy Act of 2005. The Energy Policy Act of 2005 (“EPAct 2005”) is a comprehensive compilation of tax incentives, authorized appropriations for grants and guaranteed loans, and significant changes to the statutory policy that affects all segments of the energy industry. With respect to regulation of natural gas transportation, EPAct 2005 amended the NGA by increasing the criminal penalties available for violations of each Act. EPAct 2005 also added a new section to the NGA that provides the FERC with the power to assess civil penalties of up to $1,000,000 per day for violations of the NGA. The civil penalty provisions are applicable to entities that engage in the sale of natural gas for resale in interstate commerce, including our Company. EPAct 2005 also amended the NGA to add an anti-market manipulation provision that makes it unlawful for any entity to engage in prohibited behavior in contravention of rules and regulations to be prescribed by the FERC. FERC’s regulations make it unlawful to: (1) in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; (2) to make any untrue statement of material fact or omit any statement necessary to make the statements made not misleading; or (3) to engage in any act or practice that operates as a fraud or deceit upon any entity. The regulations do not directly apply to activities that relate only to non-jurisdictional sales or gathering, but do apply to activities of gas pipelines and storage companies that provide interstate services, as well as otherwise non-jurisdictional entities (including those which engage in non-jurisdictional sales or gathering) to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction, which now includes the annual reporting requirements and daily scheduled flows.

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

Failure to comply with these laws and regulations could result in the assessment of significant administrative, civil and criminal fines and penalties, the incurrence of capital expenditures, delays in the development of projects, the imposition of remedial or corrective action obligations, or injunctive relief that could include limitations on, or the cessation of, certain of our operations. Changes in environmental laws and regulations occur regularly and the current trend is toward more stringent environmental regulation and legislation. We believe that we are in substantial compliance with currently applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.  For example, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2012, and we are not aware of any environmental issues or claims that will require material capital expenditures during 2013.  Nevertheless, accidental spills or releases may occur in the course of our operations, and we cannot give any assurances that we will not incur substantial costs and liabilities, as a result of such spills or releases, which would not be covered by insurance, including those relating to claims for damage to property and persons.  Moreover, we cannot give any assurance that the passage of more stringent or additional laws or regulations in the future will not materially adversely affect our business, results of operations and financial condition.

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

A failure to comply with OPA’s requirements or inadequate cooperation during a spill response action may subject a responsible party to civil or criminal enforcement actions, including penalties and natural resource damages.

We are not aware of the occurrence of any action or event that would subject us to liability under OPA, and we believe that compliance with OPA’s current financial responsibility and other operating requirements will not have a material adverse effect on us.

Superfund. CERCLA, also known as Superfund, and comparable state laws impose strict liability for response costs associated with releases of “hazardous substances” and damages to natural resources as a result of such releases, without regard to fault or the legality of the original act, on certain classes of persons. These persons include the current or former “owner” or “operator” of a disposal site or a site where a release occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site.

While the term “hazardous substance” under CERCLA does not include petroleum, natural gas, NGLs, liquefied natural gas, or synthetic gas usable for fuel, we may generate wastes that fall within CERCLA’s definition of a “hazardous substance” in the course of our ordinary operations. We also own or lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and, to our knowledge, our predecessors have used operating and disposal practices that were standard in the industry at the time, we may still be responsible if “hazardous substances” were disposed or released on, under or from these properties or on, under or from other locations where these wastes have been taken for disposal. CERCLA authorizes the federal Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from responsible parties the costs they incur. At this time, we do not believe that we have any liability associated with any Superfund site, and we have not been notified of any claim, liability or damages under CERCLA.

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

Consideration of Environmental Issues in Connection with Governmental Approvals. Our operations frequently require federal licenses, permits, and/or other governmental approvals. Several federal statutes, including OCSLA, the National Environmental Policy Act, and the Coastal Zone Management Act require federal agencies to evaluate environmental issues in connection with granting such approvals and/or taking other major agency actions. The environmental review process required under these laws can be costly and time-consuming, are increasingly the subject of citizen group intervention and challenge, and could result in the delay or prohibition of our planned activities.

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

Clean Air Act. Our operations utilize equipment that emits air pollutants subject to the federal Clean Air Act and state air pollution control laws. These laws limit the emissions of regulated pollutants from such equipment and, in some instances, require the installation and operation of pollution control equipment to achieve these emissions limitations and meet ambient air quality standards. These laws also require us to maintain operating permits for existing equipment and obtain construction permits for new and modified equipment. EPA continues to consider and promulgate new or revised regulations under the Clean Air Act, such as the recently revised New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants applicable to the oil and gas industry sector, that generally impose more stringent regulations upon aspects of our business. We could be required to incur costs in the future to make operational changes or to purchase additional air pollution control equipment in order to comply with these changing regulations, although we do not believe that such requirements will have a material adverse effect on our operations. We believe that we are in compliance in all material respects with currently applicable air pollution control laws and requirements.

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

In the absence of over-arching federal climate change legislation, many states are regulating greenhouse gas emissions. Certain states, either individually or through multi-state regional initiatives, have passed laws, adopted regulations or undertaken regulatory activity to reduce emissions of greenhouse gases.

The EPA is also regulating greenhouse gas emissions from both mobile and certain large stationary sources under its existing authority pursuant to the Clean Air Act. In 2009, the EPA published its finding that greenhouse gases contribute to air pollution that may endanger public health or welfare. Thereafter, the EPA promulgated regulations requiring that major sources in the United States collect and report information regarding greenhouse gas emissions. For petroleum and natural gas facilities, including offshore petroleum and natural gas production facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year, data collection began on January 1, 2011 and the first annual reports were due on March 31, 2012. In January 2011, new EPA permitting requirements became effective for greenhouse gas emissions from new and modified large stationary sources.

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

Scientific studies on climate change suggest that stronger storms may occur in the future in the areas where we operate, although the scientific studies are not unanimous. Due to their location, our operations in the Gulf of Mexico are vulnerable to operational and structural damages resulting from hurricanes and other severe weather systems and our insurance may not cover all associated losses or may become more difficult or expensive to secure if such storms occur with increasing frequency. As discussed below in “Plugging, Abandonment and Decommissioning,” we are taking steps to mitigate physical risks from storms, but no assurance can be given that future storms will not have a material adverse effect on our business.

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

We are subject to an active NTL, effective October 15, 2010, on the decommissioning of wells and platforms. The NTL imposes more stringent requirements for decommissioning facilities that pose a hazard to safety or the environment, as well as for facilities that are not useful for lease operations and that are not capable of oil and natural gas production in “paying quantities.” Historically, approval was granted to operators to maintain these structures in order to conduct future activities. However, the NTL significantly restricts this practice. Under the NTL, lessees must submit an application to permanently plug any well that poses a hazard to safety or the environment within 30 days after identifying the hazard. The NTL also imposes new deadlines for removing platforms or other facilities that are no longer useful for operations. Furthermore, the NTL imposes new deadlines for plugging, abandoning or performing downhole zonal isolation on wells that are no longer useful for operations and that are no longer capable of production in paying quantities. In January 2011, we responded to a written request from BOEMRE for information on our “idle iron” issues by submitting a company-wide three-year plan for our wellbore plugging and abandonment and decommissioning activities through 2013. This plan did not include the properties we acquired from ASOP. In December 2011, we submitted to the BSEE a plan related to the ASOP Properties for plugging, abandonment and decommissioning activities through 2014. For the Hilcorp Properties, we are currently operating under the approved three-year plan submitted by Hilcorp Energy GOM, LLC in February 2012.

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

Our oil, condensate and natural gas production is sold to a variety of purchasers, historically at market-based prices. We believe that the prices for liquids and natural gas are comparable to market prices in the areas where we have production. Of our total oil and natural gas revenues in 2012, ConocoPhillips accounted for approximately 45%, Chevron USA, Inc. accounted for approximately 31% and Shell Trading (US) Company accounted for approximately 11%. Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operations, although a temporary disruption in production revenues could occur.

Employees

As of December 31, 2012, we had 173  full-time employees, including 31 geoscientists, engineers and technicians and 100 field personnel. Our employees are not represented by any labor union or other collective bargaining organization. We consider relations with our employees to be satisfactory and we have never experienced a work stoppage or strike. We regularly use independent consultants and contractors to perform various professional services, particularly in the areas of drilling, completion, field, on-site production operations and certain administrative functions.

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

Cautionary Statement Concerning Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of, and we intend that such forward-looking statements be subject to the safe harbor provisions of, the U.S. federal securities laws. Forward-looking statements are, by definition, statements that are generally not historical in nature and relate to possible future events. They may be, but are not necessarily, identified by words such as “will,” “would,” “should,” “likely,” “estimates,” “thinks,” “strives,” “may,” “anticipates,” “expects,” “believes,” “intends,” “goals,” “plans,” or “projects” and similar expressions.

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

•    adequacy of capital resources and liquidity including, but not limited to, access to additional capacity under our Senior Credit Facility;

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

•    potential costs associated with complying with new or modified regulations promulgated by the BOEM, the BSEE and the PHMSA;

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

Our operations are capital intensive. Our ability to replace our oil and natural gas production and maintain our production levels and reserves requires extensive capital investment, including substantial capital expenditures for the acquisition, development, production, exploration and abandonment of oil and gas properties. Our business also requires substantial expenditures for routine maintenance. Our capital requirements will depend on numerous factors, and we cannot predict accurately the timing and amount of our capital requirements. Though we have the ability to borrow under our credit facility, we intend to finance our development and exploration capital expenditures with cash flow from operations. Because our cash flows are subject to a range of economic, competitive and business risks, we may not be able to generate sufficient cash flow from operations to meet our debt payment obligations and to fund these capital requirements. Additionally, the amounts available to us under our credit facility may not be sufficient for our capital requirements not funded by cash flow from operations, and we may not be able to access additional financing resources for a variety of reasons, including restrictive covenants in our credit facility and the indentures governing our senior notes. If we are unable to make scheduled payments on our credit facility, or if our financing requirements are not met by our credit facility and we are unable to access sources of additional financing on terms we find acceptable, our business, operations, financial condition and cash flows will be negatively impacted.

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

Our current borrowing base under our Senior Credit Facility is $425 million.  As of February 28, 2013, we had $185.0 million outstanding under our Senior Credit Facility. Our borrowing base is subject to semi-annual and certain other interim re-determinations by our lenders in their sole discretion. The next re-determination of the borrowing base is scheduled to occur on May 1, 2013. The lenders will re-determine the borrowing base based on an engineering report with respect to our oil and natural gas reserves, which will take into account the prevailing oil and natural gas prices at such time. Any reduction of the borrowing base is subject to approval of lenders holding not less than 66 2/3% of the lending commitments under our credit facility.

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

In addition, if there is a decrease in our borrowing base as a result of the outcome of a subsequent borrowing base re-determination and, as a result of such decrease, the outstanding borrowings under our credit facility exceed the re-determined borrowing base, we will be required to repay half of such difference within forty-five (45) days and the other half of such difference within ninety (90) days. We may not have the financial resources in the future to make any mandatory principal prepayments required under our Senior Credit Facility, which would result in an event of default under the Senior Credit Facility.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

We and the guarantors of the 2011 Senior Notes and the 2012 Senior Notes (collectively, the “8.25% Notes”), on a consolidated basis at December 31, 2012, had outstanding $705.0 million of senior indebtedness, including $195.0 million of secured debt under our Senior Credit Facility. Our substantial level of indebtedness could have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

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

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to the 8.25% Notes and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control. In addition, the indentures governing the 8.25% Notes (the “Indentures”) and our credit facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts.

Despite our substantial level of indebtedness we may still be able to incur substantially more indebtedness, which would increase the risks associated with our leverage.

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, including debt under our new and future credit facilities. As of December 31, 2012, we had total debt outstanding of $705.0 million consisting of $210.0 million of the 2011 Senior Notes, $300.0 million of the 2012 Senior Notes and $195.0 million of outstanding borrowings under our Senior Credit Facility, and we had $230.0 million in availability under our Senior Credit Facility due to its borrowing base limitations. Although the terms of the 2011 Senior Notes, the 2012 Senior Notes and our current and future credit facilities will limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our leverage.

Our Senior Credit Facility and the Indentures impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

Our Senior Credit Facility and the Indentures contain covenants that restrict our and our restricted subsidiaries’ or, in the case of the Senior Credit Facility, our and all of our subsidiaries’, ability to take various actions, such as:

•    transferring or selling assets;

•    paying dividends or distributions, buying subordinated indebtedness or securities, making certain investments or making other restricted payments;

•    incurring or guaranteeing additional indebtedness or, in the case of the Indentures and only with respect to our restricted subsidiaries, issuing preferred stock;

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

•    making capital expenditures other than those related to our business as a domestic exploration and production company;

•    issuing capital stock of certain subsidiaries;

•    entering into sale/leaseback transactions;

•    making acquisitions or investments; and

•    designating subsidiaries as unrestricted subsidiaries.

In addition, our Senior Credit Facility restricts us from entering into certain hedging contracts or extending credit. Our credit facility also requires, and any future credit facilities may additionally require, us to comply with specified financial ratios, including regarding interest coverage, total leverage, current assets to current liabilities or other similar ratios.

We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under these agreements. The restrictions contained in our credit facility and the indentures may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all should we seek to do so.

Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under our credit facility, the Indentures or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures, if any then exist governing the notes and the terms of our other indebtedness outstanding at such time. If the amounts outstanding under our Senior Credit Facility, the 8.25% Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

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

Our current operations and a significant part of the value of our production and reserves are concentrated in the Gulf of Mexico. Because of this concentration, any production problems, impacts of adverse weather conditions or inaccuracies in reserve estimates related to these areas could have a material adverse effect on our business.

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

At December 31, 2012, the Ship Shoal 208 and East Bay fields contained approximately 22% and 17%, respectively, of our estimated proved reserves. If the actual reserves associated with these two properties are less than our estimated reserves, such a reduction of reserves could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2012, our independent petroleum engineers estimate that, on average, 65% of our total proved reserves will be produced within five years. We will have to continue to develop, exploit, find or acquire additional reserves to sustain our current production levels and to grow our production.

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

As we carry out our planned drilling program, we will not serve as operator of all planned wells. As of December 31, 2012, we operated approximately 86% of our properties, based on proved reserves at December 31, 2012. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

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

This Annual Report presents estimates of our proved reserves, related PV-10 and standardized measure of discounted future net cash flows as of December 31, 2012, 2011 and 2010, all of which have been prepared and presented under new SEC rules. These new rules are effective for fiscal years ending on or after December 31, 2009, and require companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on 12-month unweighted first-day-of the-month average pricing. The previous rules required that reserve estimates be calculated using year-end pricing. As a result of these changes, and because the new rules do not have a retroactive effect to periods that ended prior to December 31, 2009, direct comparisons to our prior period reserves amounts may be more difficult.

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

We have included in this Annual Report certain estimates of our proved reserves as of December 31, 2012 prepared in a manner consistent with our and our independent petroleum engineer’s interpretation of the recent SEC rules relating to modernizing reserve estimation and disclosure requirements for oil and natural gas companies. These recent rules were effective for annual reporting periods ended on or after December 31, 2009. Included within these recent SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may be required to write-off reserves previously recognized as proved undeveloped. As of December 31, 2012, approximately 25% of our total proved reserves were undeveloped, and approximately 37% of our total proved reserves were developed non-producing reserves. There can be no assurance that all of those reserves will ultimately be developed or produced.

If we are unable to replace the reserves that we have produced, our reserves and future revenues will decline.

Our future success depends on our ability to find, develop, acquire and produce oil and natural gas reserves that are economically recoverable. Lower commodity prices and increased costs associated with exploration and production may lower the threshold of economic recoverability. Though our 2013 fiscal year capital budget contemplates the deployment of a significantly larger amount of capital compared to the capital expenditures in 2012, there can be no assurance that we will be able to grow production through the drill-bit at rates we have experienced in the past. Though we intend to pursue development and acquisition opportunities, there is no assurance that our efforts will yield their intended results. Without continued successful acquisition or exploration activities, our reserves and revenues will decline as a result of our current reserves being depleted by production. We may not be able to find or acquire additional reserves on an economic basis.

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

Currently, we have general liability insurance coverage with an annual aggregate limit of $2.0 million and umbrella excess liabilities coverage with an aggregate limit of $150.0 million applicable to our working interests. Our general liability policy is subject to a $25,000 per incident deductible. We also have an offshore property physical damage and operators extra expense policies that contain an aggregate of $175.7 million of named windstorm limit of which we self-insure approximately 9%. Recoveries from these policies are subject to a $2.5 million deductible that applies to non-named windstorm occurrences and a $20.0 million deductible that applies to named windstorm events except for East Bay central facilities and rental compressor losses, which are subject to a 1.5% deductible of the scheduled values of the items making up a loss, but always subject to a $25,000 minimum. Further, there are sub-limits within the named windstorm annual aggregate limit for re-drill, non-blowout plugging and abandonment and excess removal of wreck. Our operational control of well coverage provides limits that vary by well location and depth and range from a combined single limit of $20.0 million to $75.0 million per occurrence. Deepwater wells have a coverage limit of $50.0 million per occurrence. Additionally, we maintain $150.0 million in oil pollution liability coverage as required under the Oil Pollution Act of 1990. Our control of well and oil pollution liability policy limits are scaled proportionately to our working interests, except for our deepwater control of well coverage, to which the $50.0 million limit applies to our working interest. Under our service agreements, including drilling contracts, generally we are indemnified for injuries and death of the service provider’s employees as well as contractors and subcontractors hired by the service provider.

An operational or hurricane related event may cause damage or liability in excess of our coverage, which might materially adversely impact our financial position. We may be liable for damages from an event relating to a project in which we are a non-operator, but have a working interest in such project. Such an event may also cause a significant interruption to our business, which might also materially adversely impact our financial position. For example, we experienced production interruptions in 2005, 2006 and 2007 from Hurricanes Katrina and Rita,  in 2008 and 2009 from Hurricanes Gustav and Ike for which we had no production interruption insurance.

We regularly reevaluate the purchase of insurance, policy limits and terms. Future insurance coverage for our industry could increase in cost and may include higher deductibles or retentions. In addition, some forms of insurance may become unavailable in the future or unavailable on terms that we believe are economically acceptable. No assurance can be given that we will be able to maintain insurance in the future at rates that we consider reasonable and we may elect to maintain minimal or no insurance coverage. We may not be able to secure additional insurance or bonding that might be required by new governmental regulations. This may cause us to restrict our operations in the Gulf of Mexico, which might severely impact our financial position. The occurrence of a significant event, not fully insured against, could have a material adverse effect on our financial condition and results of operations.

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

The Company has contracted with an emergency and spill response management consultant, which would provide management expertise, personnel and equipment, under the supervision of the Company, in the event of an incident requiring a coordinated response. Additionally, the Company is a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico and has capabilities to simultaneously respond to multiple spills. CGA is structured to provide an effective method of staging response equipment and providing spill response for its member companies in the Gulf of Mexico. On January 1, 2013, CGA entered into an agreement with Clean Gulf Associates Services, LLC (“CGAS”), an affiliate of T&T Marine Salvage Inc. (“TTMS”).  Through this agreement, CGAS will store, maintain, deploy and operate all CGA-owned equipment and provide response personnel.  This agreement replaces the expiring Equipment Management, Contractor Services and Bareboat Charter Agreement that CGA had previously entered into with Marine Spill Response Corporation.  CGAS maintains CGA’s equipment in various warehouse locations (currently including 54 skimmers with various estimated daily recovery capacities,  numerous containment and storage systems including thousands of feet of boom and one fire boom system, tanks and storage barges, wildlife cleaning and rehabilitation facilities, and both aerial and vessel dispersant spray systems) at staging points around the Gulf of Mexico in its ready state. In the event of a spill, CGAS mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

Additional resources are available to the Company on an as-needed basis other than as a member of CGA, such as those of CGAS. CGAS has oil spill response equipment independent of, and in addition to, CGA’s equipment. CGAS’s equipment currently includes, according to CGAS’s website, skimmer, containment boom, pumps and lightering equipment, vacuum units and sorbents. In the event of a spill, CGAS activates contractors as necessary to provide additional resources or support services requested by its customers.

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

Losses and liabilities arising from uninsured and underinsured events could materially adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

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

The explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico in April 2010 and the resulting oil spill may significantly impact the risks we face. The Deepwater Horizon incident and resulting legislative, regulatory and enforcement changes, including increased tort liability, could increase our liability if any incidents occur on our offshore operations. We cannot predict the ultimate impact the Deepwater Horizon incident and resulting changes in regulation of offshore oil and natural gas operations will have on us.

In response to the spill, and during a moratorium on deepwater (below 500 feet) drilling activities implemented between May 30, 2010 and October 12, 2010, the former BOEMRE issued a series of active NTLs and adopted changes to its regulations to impose a variety of new measures intended to help prevent a similar disaster in the future.

Offshore operators, including those operating in deepwater, OCS waters and shallow waters, where we have substantial operations, must comply with strict new safety and operating requirements. For example, permit applications for drilling projects must meet new standards with respect to well design, casing and cementing, blowout preventers, safety certification, emergency response, and worker training. Operators of all offshore waters are also required to demonstrate the availability of adequate spill response and blowout containment resources. In addition, the BSEE imposed, for the first time, requirements that offshore operators maintain comprehensive safety and environmental programs. Such developments have the potential to increase our costs of doing business. Notwithstanding the lifting of the moratorium on October 12, 2010, there have been significant delays in permitting and an overall decline in the number of permits that have been issued. We anticipate that there will continue to be delays in permitting as these and possible additional regulatory initiatives are fully implemented.

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

In addition to new regulatory requirements, there have been a variety of proposals to change existing laws and regulations that could materially adversely affect our operations and cause us to incur substantial costs, including by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory burdens. We are not able to predict the likelihood of such proposals actually becoming law or the nature, extent or timing of any interim or final rules that may result from such proposals. If enacted, such changes could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. For example, there have been proposals in the U.S. Congress to amend OPA, including by eliminating limits on liability and further increasing applicable financial assurance requirements, in response to the Deepwater Horizon incident. If OPA were amended to materially increase the minimum level of financial responsibility beyond current requirements, we may experience difficulty in providing financial assurances sufficient to comply with this requirement. If we are unable to provide the level of financial assurance required by OPA, we may be forced to sell our properties or operations located in offshore waters or enter into partnerships with other companies that can meet the increased financial responsibility requirement, and any such developments could have an adverse effect on the value of our offshore assets and the results of our operations. We cannot predict at this time whether or when any such changes in current laws and regulations will occur.

Recent hurricanes in the Gulf of Mexico, including Ivan, Katrina, Rita, Gustav and Ike, caused damage to a number of unaffiliated drilling rigs.  BOEM and BSEE issued guidelines imposing new requirements relating to tie-downs on drilling rigs and other permanent equipment attached to outer continental shelf production platforms to increase the likelihood of survival of such rigs during hurricane events.  The guidelines also impose new data collection and disclosure requirements. Such hurricane protection measures, and any new or more stringent guidelines or formal rules, may subject our operations to increased costs or limit operational capabilities during storm events.

The recent reorganization of the former BOEMRE may impact potential future regulations or enforcement that may affect our operations.

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

Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the OCS of the Gulf of Mexico and removal of facilities. Lessees subject to these regulations are generally required to have substantial net worth or post bonds or other acceptable assurances so that the various obligations of lessees on the Gulf of Mexico shelf will be met. While we believe that we are currently exempt from such supplemental bonding requirements, the BOEM or BSEE could re-evaluate or increase our obligations, which could cause us to lose our exemption. The cost of these bonds or other surety could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. Such letters of credit would likely be issued under our credit facility or another credit facility we may enter into in the future and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. The cost of compliance with these supplemental bonding requirements could materially and adversely affect our financial condition, cash flows and results of operations.

We are subject to extensive governmental laws and regulations, including environmental regulations and permit requirements, that can adversely affect the cost, manner or feasibility of doing business and could result in restrictions on our operations or civil or criminal liability.

Our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes are subject to various federal, state and local laws, orders and regulations. Such laws regulate, among other things, air emissions, water and stormwater discharges, releases of oil and hazardous substances and the development, implementation, inspection and maintenance of emergency response procedures. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties or the imposition of injunctive relief, including possible suspension of our operations. Certain environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, as well as for any resulting damage to natural resources, and can include claims by private parties as well as governmental agencies.

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

In addition, we are required to satisfy insurance and financial responsibility requirements for potential oil spills and other pollution incidents.  While our current insurance for such events is consistent with the requirements of OPA, there is no assurance that such coverage will continue to be available in the future or that we will be able to obtain such insurance.  Even if insurance is available and we have obtained coverage, the insurance coverage may not be adequate to satisfy all resulting liabilities should a significant claim occur.  Any of these scenarios could have a material adverse effect on our business, operating results and financial condition.

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

The adoption of climate change legislation could result in increased operating costs, create delays in our obtaining air pollution permits for new or modified facilities, and reduce demand for the crude oil and natural gas we produce.

There are state, national and international efforts to regulate the emission of greenhouse gases including, most significantly, carbon dioxide. The U.S. Congress has considered, but has not passed, legislation that seeks to control or reduce emissions of greenhouse gases from a variety of sources. In addition, several states have taken measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories or state-specific or regional cap-and-trade programs. It is uncertain at this time whether, and in what form, climate change legislation will ultimately be adopted in the United States.

In the absence of federal legislation, the EPA is implementing regulations under the Clean Air Act pertaining to greenhouse gas emissions. In 2009, the EPA issued a finding that greenhouse gas pollution endangers the public health and welfare and subsequently finalized a greenhouse gas emission standard for mobile sources. On November 8, 2010, the EPA issued greenhouse gas monitoring and reporting regulations specifically for petroleum and natural gas facilities, including offshore petroleum and natural gas production facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year. The rule, which went into effect on December 30, 2010, requires reporting of greenhouse gas emissions by regulated facilities to the EPA by March 2012 for emissions during 2011 and annually thereafter. The EPA issued a final rule that makes certain stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions, beginning in 2011, under the Clean Air Act.  Challenges to certain of those greenhouse gas rules were rejected by the D.C. Circuit Court of Appeals.  Requests to reconsider are pending but, for the present, implementation seems likely although such rules may yet be modified or the EPA could develop new rules.

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

The enactment of derivatives legislation by Congress could have an adverse impact on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act.  In its rulemaking under the Dodd-Frank Act, the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide derivative transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Columbia in September 2012, although the CFTC has stated that it will appeal the District Court's decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap”, “security-based swap”, “swap dealer” and “major swap participant.” The Dodd-Frank Act and the CFTC rules also will require us, in connection with certain derivative activities, to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and the CFTC rules on us and the timing of such effects. The Dodd-Frank Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations implementing the Dodd-Frank Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

The proposed U.S. federal budget for fiscal year 2013 includes certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.

The 2013 fiscal budget proposed by the Obama administration would repeal many tax incentives and deductions that are currently used by U.S. oil and gas companies and impose new taxes. The proposed provisions include: the elimination of current deductions for intangible drilling and development costs; the repeal of the percentage depletion allowance for oil and gas properties; the extension of the amortization period for certain geological and geophysical expenditures; and the elimination of the deduction for certain U.S. production activities.

To date, none of these proposals has been enacted. However, should any of these proposals be enacted, our taxes may increase, potentially significantly, which would have a negative impact on our cash flows. This could also reduce our drilling activities. Since none of these proposals has yet become law, we do not know the ultimate impact any of these proposals may have on our business.

Cyber attacks targeting systems and infrastructure used by the oil and gas industry may adversely impact our operations.

Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil and gas reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third party partners. Unauthorized access to our seismic data, reserves information or other proprietary information could lead to data corruption, communication interruption, or other operational disruptions in our exploration or production operations. Also, computers control nearly all of the oil and gas distribution systems in the United States and abroad, which are necessary to transport our production to market.  A cyber attack directed at oil and gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions.  We have not suffered any material losses relating to such attacks; however, there is no assurance that we will not suffer such losses in the future. Although historically we have not incurred material expenditures for protective measures related to potential cyber attacks, as cyber attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyber attacks.

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

	High	Low
	($)	($)
2011
First Quarter	18.21	13.79
Second Quarter	18.56	13.69
Third Quarter	18.08	10.36
Fourth Quarter	16.05	9.99

2012
First Quarter	18.49	14.72
Second Quarter	17.53	14.56
Third Quarter	21.99	16.01
Fourth Quarter	23.28	19.31

2013
First Quarter (through February 28, 2013)	26.28	25.71

On February 28, 2013, the last reported sales price of our common stock on the NYSE was $25.73 per share.

As of February 28, 2013, there were approximately 159 holders of record of our common stock.

We have not paid cash dividends in the past on our common stock. The covenants in certain debt instruments to which we are a party, including our credit facility and the Indentures related to our 8.25% Notes, place certain restrictions and conditions on our ability to pay dividends. Any future cash dividends would depend on contractual limitations, future earnings, capital requirements, our financial condition and other factors determined by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to compensation plans under which our equity securities are authorized for issuance.

	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by stockholders (4)	554,587	$16.98	679,608
Equity compensation plans not approved by stockholders (5)	964,523	$13.26	-
Total	1,519,110	$14.30	679,608

(1)   Comprised of 1,192,158 shares subject to issuance upon the exercise of options and 326,952 shares which will vest upon the lapsing of restrictions associated with restricted share awards.

(2)    Restricted share awards do not have an exercise price; therefore, this only reflects the weighted-average exercise price of options.

(3)    These shares are available for future issuance under the 2009 Long Term Incentive Plan, as amended, in the form of options, appreciation rights, restricted shares, deferred shares, bonus stock and performance shares, units or restricted stock units.

(4)     At our 2011 Annual Meeting of Stockholders, our stockholders approved an increase in the number of shares authorized for issuance into the 2009 Long Term Incentive Plan from 1,237,000 shares to 2,474,000 shares.

(5)     The form of the 2009 Long Term Incentive Plan was filed with the supplement to our plan of reorganization and approved by the United States Bankruptcy Court for the Southern District of Texas prior to our emergence from Chapter 11 reorganization on September 21, 2009. Accordingly, no stockholder approval was required, and none was sought or obtained.

See Note 12 “Employee Benefit Plans” of the consolidated financial statements in Part II, Item 8 of this Annual Report for further information regarding the material features of the above plan.

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

The following graph compares the cumulative total shareholder return on our common stock relative to the cumulative total returns of the Russell 2000 index and a customized peer group described below.    The graph tracks the performance of a $100 investment in our common stock, in the customized peer group, and the index (with reinvestment of all dividends) from September 30, 2009, the end of the first month in which we emerged from Chapter 11 bankruptcy proceedings, through December 31, 2012.  Because the value of our old common stock bears no relation to the value of our existing common stock, the graph below reflects only our new common stock. The historic price performance is not necessarily indicative of future stock performance.

	9/30/09	12/31/09	12/31/10	12/31/11	12/31/12
EPL Oil & Gas, Inc	100.00	114.61	199.20	195.71	302.28
Russell 2000	100.00	103.87	131.77	126.27	146.91
2012 Peer Group	100.00	107.83	169.52	171.18	156.57

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

	Successor Company				Predecessor Company (1)
	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from October 1, 2009 through December 31, 2009	Period from January 1, 2009 through September 30, 2009	Year Ended December 31, 2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$423,633	$348,327	$239,909	$56,750	$134,885	$356,252
Income (loss) from operations (2)	130,447	67,126	7,309	(4,523)	(51,323)	(25,531)
Net income (loss)	58,810	26,611	(8,468)	(21,012)	(36,114)	(52,212)
Basic earnings (loss) per common share	$1.50	$0.66	$(0.21)	$(0.53)	$(1.12)	$(1.63)
Diluted earnings (loss) per common share	$1.50	$0.66	$(0.21)	$(0.53)	$(1.12)	$(1.63)

	Successor Company As of December 31,				Predecessor Company (1) As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Total assets (3)	$1,705,627	$915,220	$626,906	$709,228	$766,766
Long-term debt, excluding current maturities(3) (4)	689,911	204,390	-	58,590	-
Stockholders’ equity	545,973	491,045	473,116	480,087	57,119
Cash dividends per common share	-	-	-	-	-

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

(2)    The loss from operations in 2008 includes business interruption insurance recoveries of $4.2 million from deferred production at our covered fields resulting from Hurricanes Gustav and Ike in 2008.

(3)    During the year ended December 31, 2012, we acquired the Hilcorp Properties and the ST41 Interests. In connection with the Hilcorp Acquisition, we issued the 2012 Senior Notes.  During the year ended December 31, 2011, we acquired the ASOP Properties and Main Pass Interests. In connection with the ASOP Acquisition, we issued the 2011 Senior Notes.

(4)    At December 31, 2012 and 2011, none of our debt was classified as current. At December 31, 2010, we had no borrowings outstanding. At December 31, 2009 and 2008, long-term debt classified as current was $18.8 million and $497.5 million, respectively.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated as a Delaware corporation in January 1998 and operate in a single segment as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the U.S. Gulf of Mexico shelf focusing on state and federal waters offshore Louisiana, which we consider our core area. We have focused on acquiring and developing assets in this region, as it offers a balanced and expansive array of existing and prospective exploration, exploitation and development opportunities in both established productive horizons and deeper geologic formations. As of December 31, 2012, we had estimated proved reserves of 77.4 million barrels of oil equivalent, or Mmboe, of which 61% were oil and 75% were proved developed. Of these proved developed reserves, 65% were oil reserves.

2012 Acquisitions

On October 31, 2012, we acquired from Hilcorp Energy GOM Holdings, LLC (“Hilcorp”) 100% of the membership interests of Hilcorp Energy GOM, LLC (“Hilcorp Acquisition”), which owned certain shallow water Gulf of Mexico shelf oil and natural gas interests (the “Hilcorp Properties”), for $550 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  As of December 31, 2012, the Hilcorp Properties had estimated proved reserves of approximately 37.2 Mmboe, of which 49% were oil and 58% were proved developed reserves.

The Hilcorp Acquisition was financed with cash on hand, the net proceeds from the sale of $300 million in aggregate principal amount of 8.25% senior notes due 2018 (the “2012 Senior Notes”) and borrowings under our Senior Credit Facility. The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act.  After deducting the initial purchasers’ discount, we realized net proceeds of $289.5 million.  Also on October 31, 2012, we obtained an increase in our Senior Credit Facility from $250 million to $750 million under which we borrowed $205 million to fund a portion of the purchase price and related expenses of the Hilcorp Acquisition. The Hilcorp Properties include the three core complexes of Ship Shoal 208, South Pass 78 and South Marsh Island 239 which are described in Part I, Item 1, “Business – Properties.”

In the June 20, 2012, Central Gulf of Mexico Lease Sale 216/222,  we were the high bidder on six leases covering a total of 27,148 acres on a gross and net basis located in the shallow Gulf of Mexico shelf within our core area of operations.  Our share of the high bids totaled approximately $7.0 million.

On May 15, 2012, we acquired from W&T Offshore, Inc. (“W&T”) an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests in our South Timbalier 41 field (“ST41 Interests”) located in the Gulf of Mexico for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012 (the “ST41 Acquisition”). Prior to the ST41 Acquisition, we owned a 60% working interest in the properties, and W&T owned a 40% working interest. As a result of the ST41 Acquisition, we have become the sole working interest owner of the South Timbalier 41 field. The ST41 Interests had estimated proved reserves as of the acquisition date of approximately 1.0 Mmboe, of which 51% were oil and 84% were proved developed reserves. We funded the ST41 Acquisition with cash on hand.

These acquisitions significantly increased our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise in the Gulf of Mexico shelf. They have also provided us with access to infrastructure and extensive acreage, with significant exploitation and development potential. We intend to pursue exploration and exploitation of these properties, including recompletions, well reactivations and development drilling. In conjunction with the Hilcorp Acquisition, we implemented a three-year commodity price hedging program weighted towards oil to help reduce commodity price risks associated with future oil production.

Overview and Outlook

During 2012, we spent approximately $223 million on development activities and exploration projects within existing core field areas, including seismic purchases of approximately $11 million. We recently acquired additional 2-D and 3-D seismic data sets in our current offshore operating areas and onshore Louisiana where the geology is characterized by similar productive horizons and structural features.   We also spent $7 million on the recently bid leases in the shallow Gulf of Mexico shelf.  Additionally, we spent approximately $35 million in 2012 on plugging, abandonment and other decommissioning activities. Our fiscal year 2013 capital budget is $300 million, which is allocated to development activities and exploration projects within existing core fields. Additionally, we plan to spend approximately $30 million in 2013 on plugging, abandonment and other decommissioning activities.  We budget our capital spending on exploration and development with the goal of remaining within cash flow from operations, allowing free cash flow from current and acquired assets to reduce debt.

We continually review and monitor opportunities to acquire producing properties, leasehold acreage and drilling prospects so that we can act quickly as acquisition opportunities become available. We intend to focus our acquisition strategy on assets in the Gulf of Mexico and the Gulf Coast region that are characterized by production-weighted reserves, seismic coverage, operated positions and the ability to consolidate interests in existing properties. We intend to use acquisitions of this type as a key method to replace and grow reserves and production because we believe this strategy increases production and cash flow while reducing dry hole and exploration risk. We believe our expertise in the Gulf of Mexico shelf and in plugging and abandonment operations allows us to effectively evaluate acquisitions and to operate any properties we eventually acquire.

We continue to generate prospects, strive to maintain an extensive inventory of drillable prospects in-house and maintain exposure to new opportunities through relationships with industry partners. Generally, we fund any exploration and development expenditures with internally generated cash flows.

Our longer term operating strategy is to increase our oil and natural gas reserves and production while focusing on exploration and development costs and operating costs to remain competitive with our offshore Gulf of Mexico industry peers.

We believe that our core competency in plugging, abandonment and decommissioning operations will enable us to achieve our objectives of prudently removing idle infrastructure throughout the remaining productive lives of our fields and, over time, to reduce ongoing lease operating expenses (“LOE”) associated with maintaining idle infrastructure.

Results of Operations

The following table presents information about our oil and natural gas operations.

	Year Ended December 31,
	2012	2011	2010
Net production (per day):
Oil (Bbls)	10,398	8,089	6,401
Natural gas (Mcf)	17,852	17,968	42,488
Total (Boe)	13,373	11,084	13,482
Average sales prices:
Oil (per Bbl)	$106.08	$108.81	$72.80
Natural gas (per Mcf)	2.89	4.11	4.49
Total (per Boe)	86.33	86.07	48.72
Oil and natural gas revenues (in thousands):
Oil	$403,663	$321,275	$170,079
Natural gas	18,866	26,932	69,691
Total	422,529	348,207	239,770
Impact of derivatives instruments settled during the period (1):
Oil (per Bbl)	$(0.88)	$(5.87)	$(3.62)
Natural gas (per Mcf)	(0.07)	-	0.01
Average costs (per Boe):
LOE	$19.38	$17.37	$10.64
Depreciation, depletion and amortization (“DD&A”)	23.21	25.86	21.25
Accretion of liability for asset retirement obligations	3.18	3.94	2.61
Taxes, other than on earnings	2.66	3.55	2.06
General and administrative (“G&A”) expenses	4.74	4.63	3.67
Increase (decrease) in oil and natural gas revenues due to:
Changes in prices of oil	$(8,055)	84,146
Changes in production volumes of oil	90,443	67,050
Total increase in oil sales	82,388	151,196
Changes in prices of natural gas	$(7,995)	(5,904)
Changes in production volumes of natural gas	(71)	(36,855)
Total decrease in natural gas sales	(8,066)	(42,759)

(1)    See “—Other Income and Expense” section for further discussion of the impact of derivative instruments.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview

During the year ended December 31, 2012, we completed twelve (12) development drilling operations, eleven (11) of which were successful, and eighteen (18) recompletion operations, sixteen (16) of which were successful. We also completed three (3) exploratory drilling operations, one of which was successfully completed in a development zone.

Our operating results for the year ended December 31, 2012, compared to the year ended December 31, 2011, reflect a 29% increase in oil production, partially offset by lower average selling prices for our oil and natural gas.  Our product mix for the year ended December 31, 2012 was 78% oil (including natural gas liquids) compared to 73% for the year ended December 31, 2011.  Production from the acquired Hilcorp Properties, ST41 Interests, ASOP Properties and Main Pass Interests had an impact of approximately 6,648 Boe per day on the production rate for the year ended December 31, 2012, compared to results for the year ended December 31, 2011, which include production from the ASOP Properties for the period from February 14, 2011 to December 31, 2011, reflecting only a 3,283 Boe per day impact on the production rate in the prior period.

For the year ended December 31, 2012, our total revenue increased 22% as compared to the year ended December 31, 2011, due primarily to the 29% increase in oil production. Our overall production volumes increased 21% for the year ended December 31, 2012 when compared to the year ended December 31, 2011. Our Gulf of Mexico shelf production, excluding the recently acquired Hilcorp Properties, increased 10% in the year ended December 31, 2012, as compared to the year ended

December 31, 2011, due primarily to production increases in our West Delta field and production from other ASOP Properties, the Main Pass Interests and the ST41 Interests, partially offset by production declines in our predominantly natural gas fields.  The Hilcorp Properties contributed 1,488 Boe per day to our production rate for the year ended December 31, 2012, producing approximately 8,944 Boe per day from November 1, 2012 through December 31, 2012.  Our deepwater production, primarily natural gas, was curtailed during the year ended December 31, 2012 due to third party downstream facility modifications.

In addition to the items addressed above, our net income for the year ended December 31, 2012 includes exploration expenditures, primarily due to area-wide 2-D and 3-D seismic purchases totaling $10.6 million, impairments of $8.9 million and a net loss on derivative instruments of $13.3 million.  The net income for the year ended December 31, 2011 reflects impairments of $32.5 million, a net loss on derivative instruments of $5.9 million and a $2.4 million loss on early extinguishment of debt as a result of the termination of our prior credit facility.

Our effective income tax rate for the year ended December 31, 2012 was 33.7%. The income tax expense that we recorded (all of which was deferred) for the year ended December 31, 2012 was reduced due to applying the change in our estimated effective income tax rate to our net deferred tax liabilities.  The change in our estimated effective income tax rate from 37.3% in 2011 to 36.4% in 2012 was primarily related to estimated state income taxes. The effective income tax rate for the year ended December 31, 2011 was 35.8%. The income tax expense (all of which was deferred) that we recorded for the year ended December 31, 2011 was reduced due to applying the change in our estimated effective income tax rate to our net deferred tax liabilities. The change in our estimated effective income tax rate from 37.6% in 2010 to 37.3% in 2011 was primarily related to estimated state income taxes.

Revenue and Net Income

	Year Ended December 31,
	2012	2011
	(in thousands)		$ Change	% Change
Oil and natural gas revenues	$422,529	$348,207	$74,322	21%
Net income	58,810	26,611	32,199	121%

Our oil and natural gas revenues increased primarily as a result of the 29% increase in oil production in the year ended December 31, 2012, as compared to the year ended December 31, 2011, offset in part by a 3% decline in average selling prices for our oil and a 30% decline in average selling prices for our natural gas in the year ended December 31, 2012, as compared to the year ended December 31, 2011. Oil represented 78% of total production for the year ended December 31, 2012, as compared to 73% of total production for the year ended December 31, 2011. We expect our oil and natural gas production to increase in 2013 due to the acquisition of the Hilcorp Properties and the increase in our capital expenditure budget for 2013.

Operating Expenses

Our operating expenses primarily consisted of the following:

	Year Ended December 31,
	2012	2011
	(in thousands)		$ Change	% Change
LOE	$94,850	$70,281	$24,569	35%
Exploration expenditures and dry hole costs	18,799	14,268	4,531	32%
Impairments	8,883	32,466	(23,583)	-73%
DD&A, including accretion expense	129,146	120,566	8,580	7%
G&A expenses	23,208	18,741	4,467	24%
Taxes, other than on earnings	13,007	14,365	(1,358)	-9%

LOE increased for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the 2011 acquisitions of the ASOP Properties and Main Pass Interests and the 2012 acquisitions of the Hilcorp Properties and the ST41 Interests and approximately $3.0 million of expenses related to Hurricane Isaac in the 2012 period.  We expect our LOE to increase materially in 2013 due to the acquisition of the Hilcorp Properties.

We recorded approximately $4.2 million of dry hole costs, primarily associated with two exploratory wells, which were drilling at December 31, 2011, reached their target depths in January 2012 and were determined to be unsuccessful and an unsuccessful exploratory portion of a well that was successfully completed in a development zone. In addition, exploration expenditures during the year ended December 31, 2012 include $10.6 million of seismic expense.  We recorded approximately  $11.2 million of dry hole costs associated with unsuccessful wells in the year ended December 31, 2011. In the year ended December 31, 2011, we completed drilling five exploratory wells, one of which was unsuccessful. In addition, exploration expenditures in the year ended December 31, 2011 includes $0.8 million of seismic expenditures and delay rentals.  Our exploratory expenditures and dry hole costs will vary significantly depending on the amount of our capital expenditures dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

Impairments for the year ended December 31, 2012 were primarily due to the decline in our estimate of future natural gas prices, which affected three of our natural gas producing fields and reservoir performance at two of those fields. These fields were determined to have future net cash flows less than their carrying values resulting in the write down of these properties to their estimated fair values. We also recorded impairments for undeveloped leases that are expiring in 2013 for which we have no development plans. Impairments for the year ended December 31, 2011 were primarily related to natural gas producing fields and our deepwater producing well (primarily natural gas). Impairments related to our deepwater producing well were primarily due to the decline in our estimate of future natural gas prices, reservoir performance and higher estimated operating costs. Additional impairments for the year ended December 31, 2011 were primarily related to reservoir performance at other natural gas producing fields.  We periodically assess our oil and natural gas assets for impairment based on factors described in “—Discussion of Critical Accounting Policies.” The factors that can result in impairment include declines in the estimated future selling prices of oil and natural gas.

G&A expenses increased for the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily as a result of an increase in employee-related costs, including an increase in non-cash share-based compensation, which was $4.7 million in the 2012 period as compared to $2.5 million in the year ended December 31, 2011. We expect an increase in our G&A expenses in 2013, primarily due to an increase in non-cash share-based compensation.

Taxes, other than on earnings, were lower in the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease is primarily related to severance taxes and a decrease in production from state leases (which is subject to a severance tax regime).

Other Income and Expense

Interest expense increased in the year ended December 31, 2012, as compared to the year ended December 31, 2011. For the year ended December 31, 2012, our interest expense includes interest on our 2012 Senior Notes and the Senior Credit Facility since the time of the issuance of the 2012 Senior Notes and borrowings on the Senior Credit Facility during late October 2012 in connection with the Hilcorp Acquisition as well as interest on the 2011 Senior Notes.  For the year ended December 31, 2011, our interest expense consists primarily of interest on our 2011 Senior Notes issued on February 14, 2011 in connection with the ASOP Acquisition. We expect our interest expense in 2013 to increase materially due to interest on our 2012 Senior Notes and borrowings on our Senior Credit Facility.

Other income (expense) in the year ended December 31, 2012 includes a net loss on derivative instruments of $13.3 million consisting of an unrealized loss of $9.5 million due to the change in fair market value of derivative instruments and a realized loss of $3.8 million on derivative instruments settled during the quarter primarily from the impact of higher oil prices during 2012 on our oil fixed-price swaps.  Other income (expense) in the year ended December 31, 2011 includes a net loss of $5.9 million consisting of an unrealized gain of $11.5 million due to the change in fair market value of derivative instruments and a loss of $17.4 million on derivative instruments settled during the period primarily from the impact of higher oil prices during 2011 on our oil fixed-price swaps.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

Revenue and Net Income (Loss)

	Year Ended December 31,
	2011	2010
	(in thousands)		$ Change	% Change
Oil and natural gas revenues	$348,207	$239,770	$108,437	45%
Net income (loss)	26,611	(8,468)	35,079	NM

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

LOE increased primarily due to the addition of the ASOP Properties in 2011. The increase in our LOE per Boe is due to the increase in our oil production, which generally has a higher per Boe cost to produce than natural gas, and a decrease in natural gas production and total Boe production.

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

Other Income and Expense

Interest expense increased in the year ended December 31, 2011, as compared to the year ended December 31, 2010. For the year ended December 31, 2011, our interest expense consists primarily of interest on our 2011 Senior Notes issued on February 14, 2011 in connection with the ASOP Acquisition. For the year ended December 31, 2010, interest expense consisted primarily of interest expense on our 20% Senior Subordinated Secured PIK Notes due 2014 (the “PIK Notes”) and the term portion of our previous credit facility, which were outstanding during that period. We redeemed all of our outstanding PIK Notes on June 28, 2010.

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

Liquidity and Capital Resources

Sources and Uses of Capital

As of February 28, 2013, we had $240 million available under our Senior Credit Facility, which has a borrowing base of $425 million. Our fiscal year 2013 capital budget is $300 million, which is allocated to development activities and exploration projects within existing core field areas.  Additionally, we plan to spend approximately $30 million in 2013 on plugging, abandonment and other decommissioning activities. We intend to finance our capital expenditure budget with cash flow from operations.

On October 31, 2012, in connection with the closing of the Hilcorp Acquisition, our Senior Credit Facility was amended and restated, expanding the facility from $250 million to $750 million and increasing the borrowing base from $200 million to $425 million.  As of February 28, 2013, we had $185.0 million outstanding and $240.0 million available under the Senior Credit Facility. See Senior Credit Facility below.

Cash Flow and Working Capital.   Net cash provided by operating activities increased to $214 million for the year ended December 31, 2012 compared to $171 million and $127 million for the years ended December 31, 2011 and 2010, respectively. Based on our outlook of commodity prices, our significant hedging program and our estimated production, we expect to fund our 2013 capital expenditures with cash flow from operations and generate free cash flow which could reduce borrowings under our Senior Credit Facility.

Our revenue, profitability, cash flows and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond our control such as economic conditions, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. Our derivative instruments serve to mitigate a portion of this price volatility on our cash flows.  For full year 2013, we have a total of 11,157 Bbls of oil per day hedged, the majority of which is hedged using Brent fixed price swaps at a price averaging $106.01 per Bbl.  We have a total of 9,562 Mmbtu of natural gas per day hedged for 2013, all of which is hedged using fixed price swaps at a price averaging $3.51 Mmbtu per day. For full year 2014, we have a total of 8,715 Bbls of oil per day hedged, all of which is hedged using Brent fixed price swaps at a price averaging $101.13 per Bbl.  We have a total of 5,000 Mmbtu of natural gas per day hedged for 2014, all of which is hedged using fixed price swaps at a price averaging $4.01 Mmbtu per day.  In addition, we have begun hedging forecasted production for 2015 with 1,500 Bbls of oil per day currently hedged using Brent fixed price swaps at a price of $97.70 per Bbl and 4,300 Mmbtu of natural gas per day currently hedged using fixed price swaps at a price averaging $4.31 Mmbtu per day.

We have incurred, and will continue to incur, capital expenditures to achieve production targets.  While we expect to fund future capital expenditures with cash flow from operations, we depend on the availability of borrowings under our Senior Credit Facility as a source of liquidity. Based on anticipated oil and natural gas prices and availability under our Senior Credit Facility, we expect to be able to fund our planned capital expenditures budget, debt service requirements and working capital needs for 2013. In addition to borrowings under our Senior Credit Facility, in order to meet capital requirements, which could include the funding of future acquisitions, we also have the ability to issue debt and equity securities under our universal shelf registration statement that became effective under the Securities Act in July 2011.    However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.  Any such extended decline could also have an adverse impact on our ability to issue additional debt or equity securities and our ability to comply with the financial covenants under our Senior Credit Facility, which in turn would limit further borrowings under our Senior Credit Faciltiy.

At December 31, 2012, we had a working capital deficit of $106.3 million, compared to working capital of $10.2 million at December 31, 2011. The working capital deficit at December 31, 2012 is primarily due to the use of cash to fund a portion of the Hilcorp Acquisition and increased accounts payable and accrued expenses related to exploration and development costs. We have experienced, and expect to experience in the future, significant working capital deficits. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which may be capitalized as noncurrent assets, or increased investment in oil and natural gas properties. Additionally, we expect to use any available free cash flow to reduce our debt, all of which is long-term.  Therefore, although we may continue to experience working capital deficits, we expect to have significant availability under our Senior Credit Facility, providing substantial liquidity.

Capital Expenditures. During the year ended December 31, 2012, we incurred costs of approximately $223.1 million on development and exploration activities, including $10.6 million on the seismic purchases previously described. We also spent $7.4 million on the recently bid leases in the shallow Gulf of Mexico shelf.  In addition, we spent approximately $35.4 million on plugging, abandonment and other decommissioning activities during the year ended December 31, 2012.

Acquisition and Dispositions.  On October 31, 2012, we acquired the Hilcorp Properties for $550 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  The Hilcorp Acquisition was financed with cash on hand, the net proceeds from the sale of $300 million in aggregate principal amount of the 2012 Senior Notes and borrowings of $205 million under our Senior Credit Facility. On May 15, 2012, we acquired the remaining 40% working interest in our South Timbalier 41 field for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012. We funded the ST41 Acquisition with cash on hand. We may fund future acquisitions with a combination of cash on hand, borrowings on our Senior Credit Facility and issuances of one or more debt and equity securities under our universal shelf registration statement that became effective under the Securities Act in July 2011.

We allocate capital in a rigorous and disciplined manner intended to achieve an overall lower risk capital expenditure profile that focuses on maximizing rate of return and requires projects to compete on that basis. This allocation has led us to focus on oil-weighted projects, which has resulted in a trend of increasing oil production.  From time to time, we may decide to divest of certain oil and gas properties that do not meet our capital expenditure risk, rate of return, operational control or other criteria. In addition to the pending sale of the non-operated Bay Marchand properties described in “Business—Recent Events,” we are currently trying to determine whether there would be any interest for other small packages of our assets.  However, there can be no assurance that any such small asset packages will be sold or, if so, on what terms.

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

Restricted Cash. We maintain restricted escrow funds in a trust for future plugging, abandonment and other decommissioning costs at our East Bay field. The trust was originally funded with $15.0 million and, with accumulated interest, had increased to $16.7 million at December 31, 2008. We have made draws to date of $10.7 million. We were able to draw from the trust upon the authorization, and subsequent completion, of qualifying abandonment activities at our East

Bay field. As of  December 31, 2012, we had $6.0 million remaining in restricted escrow funds in the trust for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our condensed consolidated balance sheets.

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

2011 Senior Notes.  On February 14, 2011, we issued $210 million in aggregate principal amount of the 2011 Senior Notes. We used the net proceeds from the offering of the 2011 Senior Notes of $202 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011, and for general corporate purposes. The 2011 Senior Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due on outstanding notes payable semi-annually, in arrears, on February 15th and August 15th of each year, commencing on August 15, 2011. The 2011 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct domestic subsidiaries (other than immaterial subsidiaries). The 2011 Senior Notes will mature on February 15, 2018. For more information on our 2011 Senior Notes, see Note 7, “Indebtedness,” of our consolidated financial statements contained in Part II, Item 8 of our this Annual Report.

2012 Senior Notes. On October 25, 2012, we issued the $300 million in aggregate principal amount of our 2012 Senior Notes.  We used the net proceeds from the offering of the 2012 Senior Notes of $289.5 million, after deducting the initial purchasers’ discount, to fund a portion of the Hilcorp Acquisition.  The 2012 Senior Notes bear interest from August 15, 2012 at an annual rate of 8.25% with interest due semi-annually, in arrears on February 15th and August 15th of each year commencing on February 15, 2013. The 2012 Senior Notes are fully and unconditionally guaranteed on a senior basis initially by each of our existing direct domestic subsidiaries (other than immaterial subsidiaries). The 2012 Senior Notes mature on February 15, 2018.

The 2012 Senior Notes have terms that are substantially identical to the terms of our 2011 Senior Notes, other than with respect to special mandatory redemption provisions related to the closing of the Hilcorp Acquisition. (Such provisions are now inapplicable because the Hilcorp Acquisition has closed).  However, the 2012 Senior Notes were issued under a different indenture than the 2011 Senior Notes as a separate class of securities and therefore, until exchanged for publicly registered notes, will not trade together with the 2011 Senior Notes.  Pursuant to a registration rights agreement executed as part of the sale of the 2012 Senior Notes, we have agreed to issue publicly registered additional notes under our indenture dated February 14, 2011 in exchange for the 2012 Senior Notes. For more information regarding the 2012 Senior Notes, see Note 7, “Indebtedness”, of our condensed consolidated financial statements in Part II, Item 8 of this Annual Report.

Senior Credit Facility. On February 14, 2011, we entered into our Senior Credit Facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto. The terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million. On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility, the aggregate commitment under this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The Senior Credit Facility is secured by substantially all of our assets, including a) mortgages on at least 80% of the total value of our oil and gas properties evaluated in the most recently completed reserve report, after giving effect to exploration and production activities, acquisitions and dispositions,  and b) the stock of certain wholly-owned subsidiaries. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and the proved reserves of the Hilcorp Properties, and is subject to potential special and regular semi-annual redeterminations. On October 31, 2012, the borrowing base under the expanded credit facility was increased from $200.0 million to $425.0 million. Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings. Commitment fees ranging from 0.375% to 0.50% are payable on the unused portion of the borrowing base.  On October 31, 2012, we borrowed $205.0 million under the Senior Credit Facility to fund a portion of the purchase price and related expenses of the Hilcorp Acquisition.  As of February 28, 2013, we had $185.0 million outstanding and $240.0 million in availability under our Senior Credit Facility. For additional information regarding our Senior Credit Facility, see Note 7, “Indebtedness,” of this Annual Report.

Terminated Credit Facility. On February 14, 2011, we terminated the then existing credit facility in connection with entering into our current credit facility described above, resulting in a loss on early extinguishment of debt of $2.4 million, primarily due to writing off the unamortized deferred financing costs associated with the terminated facility.

Analysis of Cash Flows for the Year Ended December 31, 2012

The following table sets forth our cash flows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$213,871	$171,252
Net cash used in investing activities	(764,965)	(310,591)
Net cash provided by financing activities	472,487	185,914

The increase in our 2012 cash flows from operating activities primarily reflects increases in revenues due to the increase in our oil production, partially offset by decreases in natural gas revenues during the year ended December 31, 2012, as compared to the year ended December 31, 2011.

Net cash used in investing activities increased in the year ended December 31, 2012, as compared to the year ended December 31, 2011, primarily due to our acquisitions of the Hilcorp Properties and the ST41 Interests during the year ended December 31, 2012. In addition, our exploration and development expenditures were higher in the year ended December 31, 2012, due to our higher 2012 capital expenditures budget. These increases  were partially offset by our acquisitions of the ASOP Properties and Main Pass Interests during the year ended December 31, 2011.

Net cash provided by financing activities during the year ended December 31, 2012 reflects $294.3 million of net cash proceeds from the issuance of the 2012 Senior Notes (including $4.8 million of accrued interest included in the purchase price of the 2012 Senior Notes) and $215.0 million in borrowings under our Senior Credit Facility, partially offset by repayments of $20.0 million on our Senior Credit Facility, expenditures of $8.5 million for financing costs primarily associated with our Senior Credit Facility and offering expenses associated with our 2012 Senior Notes and $8.8 million for settlements of purchases of shares of our common stock (which have been kept as treasury shares) pursuant to our repurchase program. Net cash provided by financing activities during the year ended December 31, 2011 reflects $203.8 million of net cash proceeds (before offering expenses of $1.8 million) from the issuance of the 2011 Senior Notes, partially offset by expenditures of $6.6 million for financing costs primarily associated with our Senior Credit Facility and offering expenses associated with the 2011 Senior Notes.  During the year ended December 31, 2011, we also spent $11.4 million for settlements of purchases of shares of our common stock (which have been kept as treasury shares) pursuant to our repurchase program.

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

Analysis of Cash Flows for the Year Ended December 31, 2011

The following table sets forth our cash flows:

	Years Ended December 31,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$171,252	$127,380
Net cash used in investing activities	(310,591)	(45,903)
Net cash provided by (used in) financing activities	185,914	(74,669)

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

Net cash used in investing activities increased in the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily as a result of our acquisitions of the ASOP Properties and the Main Pass Interests and an increase in our exploration and development expenditures during the year ended December 31, 2011.

Net cash provided by financing activities during the year ended December 31, 2011 reflects $203.8 million of net cash proceeds (before offering expenses of $1.8 million) from the issuance of the 2011 Senior Notes, partially offset by expenditures of $6.6 million for financing costs primarily associated with our Senior Credit Facility and offering expenses associated with our 2011 Senior Notes. We also spent $11.4 million for settlements of purchases of shares of our common stock (which have been kept as treasury shares) pursuant to our repurchase program during the year ended December 31, 2011. Net cash used in financing activities during the year ended December 31, 2010 reflects the redemption of the PIK Notes and payments on the term loan component of our amended prior credit facility, partially offset by proceeds from the term loan component of our amended prior credit facility.

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
Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the contractual commitments and commercial obligations which affect our financial condition and liquidity position as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
	(in thousands)
Long-term debt	$705,000	$-	$-	$195,000	$510,000
Interest on indebtedness	247,858	46,365	92,730	87,725	21,038
Operating leases	3,866	894	1,921	1,051	-
Asset retirement obligations (undiscounted)	499,456	30,179	66,708	36,002	366,567
Total contractual obligations	$1,456,180	$77,438	$161,359	$319,778	$897,605

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2012, other than the operating leases disclosed above.

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

Our revenues, profitability, cash flows and future growth are highly dependent on prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. The amount we can borrow under our credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We currently sell all of our oil and natural gas production under price sensitive or market price contracts.

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

As of December 31, 2012, we had estimated proved reserves of 77.4 Mmboe, of which 38% were proved developed producing reserves while 37% of our proved reserves were classified as proved developed non-producing reserves. Most of our proved developed non-producing reserves are classified as “behind pipe” and will be produced after depletion of another productive zone in the same well. Approximately 25% of total proved reserves are categorized as proved undeveloped reserves.

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

As of December 31, 2012, the computation of the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves used an oil price based on the NYMEX WTI of $105.13 per barrel and a natural gas price based on the NYMEX Henry Hub of $2.92 per Mcf, computed by applying the use of physical pricing based on the unweighted, arithmetic average of the closing price on the first day of each of the twelve months during the fiscal year (as required by ASC 932), applying historical adjustments, including transportation, quality differentials, and purchaser bonuses, on an individual property basis, to the year-end quantities of estimated proved reserves. The historical adjustments applied to the computed prices are determined by comparing our historical realized price experience with the comparable historical market, or posted, price. These adjustments can vary significantly over time both in amount and as a percentage of the posted price, especially related to our oil prices during periods when the market price for oil varies widely. The price adjustments reflected in our computed reserve prices may not represent the amount of price adjustments we may actually obtain in the future when we sell our production. We estimated the costs based primarily on our actual historical costs incurred for appropriate periods of time for individual properties. Where a particular property does not have production during the year, we apply pricing adjustments based on the most similar property.

•    Depletion, Depreciation and Amortization of Oil and Natural Gas Properties—We calculate DD&A using the estimates of proved oil and natural gas reserves previously discussed in these critical accounting policies. We segregate the capitalized costs and record DD&A for capitalized property costs separately using the units-of-production method. The units-of-production method is based on the ratio of (1) actual volumes produced to (2) total proved developed reserves (those proved reserves recoverable through existing wells with existing equipment and operating methods), or total proved reserves in the case of leasehold costs (the DD&A rate). Each period, this ratio is applied to the applicable capitalized asset cost category, resulting in allocation of the cost of our oil and natural gas properties over the periods during which they produce revenues. As previously discussed, material revisions to proved reserves may occur as a result of unforeseen factors and may materially impact the DD&A rate.

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

Our assessment of possible impairment of proved oil and natural gas properties is based on our best estimate of future prices, costs and expected net future cash flows by property. An impairment loss is indicated if undiscounted net future cash flows are less than the carrying value of a property. The impairment expense is measured as the shortfall between the net book value of the property and its estimated fair value measured based on the discounted net future cash flows from the property. Actual prices, costs, and net future cash flows may vary from our estimates. Our discount rate may not accurately reflect economic conditions. We recognized impairments of $8.9 million, $32.5 million and $26.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

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

•    Derivative Instruments and Hedging Activities—We enter into hedging transactions for our oil and natural gas production to reduce our exposure to fluctuations in the price of oil and natural gas. Historically, our hedging instruments have consisted primarily of financially-settled swaps and collars. We record our hedging instruments at fair market value as either assets or liabilities in our consolidated balance sheet. We estimate the fair value of hedging instruments based on estimated future commodity prices. The fair market value may differ from actual settlements if market prices change, the other party to the contract defaults on its obligations, or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our Senior Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2012, we had $195.0 million drawn under our Senior Credit Facility and we had no amount outstanding at December 31, 2011.  Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings.  The maturity date of the Senior Credit Facility is October 31, 2016.

At December 31, 2012, our total indebtedness outstanding also includes $289.8 million (net of unamortized initial purchasers’ discount of $10.2 million) related to our fixed-rate 2012 Senior Notes and $205.1 million (net of unamortized initial purchasers’ discount of $4.9 million) related to our fixed-rate 2011 Senior Notes, which bear interest at an annual fixed rate of 8.25% and mature on February 15, 2018. At December 31, 2012, the estimated fair value of our 2012 Senior Notes and 2011 Senior Notes  were approximately $309.9 million and $214.7 million, respectively.

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

Historically, we have used commodity derivative instruments to manage commodity price risks associated with future oil and natural gas production. The tables below provide information about our derivative instruments that were outstanding as of December 31, 2012.  For a description of assumptions related to our calculations of fair value, please see Note 10, “Fair Value Measurements,” of the consolidated financial statements in Part II, Item 8 of this Annual Report.

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)	(In thousands)
January 2013 - December 2013	9,993	3,647,300	$104.57	$(3,946)
January 2014 - December 2014	7,736	2,823,500	101.06	(3,355)
January 2015 - December 2015	1,000	365,000	97.55	(164)

	Collars
	Daily Average
	Volume	Volume	Strike Price	Fair Value
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)	(In thousands)
January 2013—December 2013	1,000	365,000	$80.00/104.10	$(2,769)

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)	(In thousands)
January 2013 - December 2013	9,562	3,490,000	$3.51	$(9)
January 2014 - December 2014	5,000	1,825,000	4.01	(34)
January 2015 - December 2015	4,300	1,569,500	4.31	127

During January and February 2013, we entered into the following derivative instruments:

Oil Contracts

	Daily Average	Average
	Volume	Swap Price
Contract Term	(Bbls)	($/Bbl)
July 2013	1,935	$107.90
January 2014 - December 2014	979	$102.09
January 2015 - December 2015	500	$98.00

 The United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new regulation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act, required the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation. In July 2012 certain definitions were adopted by the SEC and the CFTC and based on those definitions, we believe we will qualify for the end-user exception related to the clearing requirement for swaps, but we are required to adhere to new reporting and recordkeeping requirements.

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EPL Oil & Gas, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of EPL Oil & Gas, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

7

/S/ PricewaterhouseCoopers LLP

New Orleans, Louisiana March 7, 2013

  EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,521	$80,128
Trade accounts receivable - net	67,991	31,817
Fair value of commodity derivative instruments	3,302	587
Deferred tax asset	3,322	-
Prepaid expenses	9,873	11,046
Total current assets	86,009	123,578
Property and equipment, at cost under the successful efforts method of accounting	2,025,647	1,082,248
Less accumulated depreciation, depletion, amortization and impairments	(427,580)	(305,110)
Net property and equipment	1,598,067	777,138
Restricted cash	6,023	6,023
Fair value of commodity derivative instruments	211	-
Deferred financing costs - net of accumulated amortization of $2,596 and $1,061
at December 31, 2012 and 2011, respectively	12,386	5,452
Other assets	2,931	3,029
Total assets	$1,705,627	$915,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,772	$25,393
Accrued expenses	117,372	58,538
Asset retirement obligations	30,179	25,578
Fair value of commodity derivative instruments	10,026	1,056
Deferred tax liabilities	-	2,823
Total current liabilities	192,349	113,388
Long-term debt	689,911	204,390
Asset retirement obligations	204,931	73,769
Deferred tax liabilities	67,694	31,775
Fair value of commodity derivative instruments	3,637	190
Other	1,132	663
Total liabilities	1,159,654	424,175
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, par value $0.001 per share. Authorized 1,000,000 shares; no shares issued
and outstanding at December 31, 2012 and 2011	-	-
Common stock, par value $0.001 per share. Authorized 75,000,000 shares; shares issued:
40,601,887 and 40,326,451 at December 31, 2012 and 2011, respectively; shares
outstanding: 39,103,203 and 39,404,106 at December 31, 2012 and 2011, respectively	40	40
Additional paid-in capital	510,469	505,235
Treasury stock, at cost, 1,498,684 and 922,345 shares at December 31, 2012 and 2011,
respectively	(20,477)	(11,361)
Retained earnings (accumulated deficit)	55,941	(2,869)
Total stockholders’ equity	545,973	491,045
Total liabilities and stockholders' equity	$1,705,627	$915,220

See accompanying notes to consolidated financial statements.

 EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Oil and natural gas	$422,529	$348,207	$239,770
Other	1,104	120	139
Total revenue	423,633	348,327	239,909
Costs and expenses:
Lease operating	94,850	70,281	52,365
Transportation	615	779	1,306
Exploration expenditures and dry hole costs	18,799	14,268	6,441
Impairments	8,883	32,466	26,142
Depreciation, depletion and amortization	113,581	104,624	104,561
Accretion of liability for asset retirement obligations	15,565	15,942	12,845
General and administrative	23,208	18,741	18,078
Taxes, other than on earnings	13,007	14,365	10,133
Other	4,678	9,735	729
Total costs and expenses	293,186	281,201	232,600
Income from operations	130,447	67,126	7,309
Other income (expense):
Interest income	136	102	113
Interest expense	(28,568)	(17,548)	(9,807)
Loss on derivative instruments	(13,305)	(5,870)	(4,865)
Loss on early extinguishment of debt	-	(2,377)	(5,627)
Total other expense	(41,737)	(25,693)	(20,186)
Income (loss) before income taxes	88,710	41,433	(12,877)
Deferred income tax benefit (expense)	(29,900)	(14,822)	4,409
Net income (loss)	58,810	26,611	(8,468)
Basic earnings (loss) per share	$1.50	$0.66	$(0.21)
Diluted earnings (loss) per share	$1.50	$0.66	$(0.21)
Weighted average common shares used in computing earnings (loss) per share:
Basic	38,885	39,946	40,064
Diluted	39,034	40,050	40,064

See accompanying notes to consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Treasury Stock Shares	Treasury Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2009	-	$-	40,022	$40	$501,059	$(21,012)	$480,087
Net loss	-	-	-	-	-	(8,468)	(8,468)
Stock option and restricted
share awards	-	-	69	-	1,429	-	1,429
Other	-	-	1	-	68	-	68
Balance, December 31, 2010	-	$-	40,092	$40	$502,556	$(29,480)	$473,116
Net income	-	-	-	-	-	26,611	26,611
Stock option and restricted
share awards	6	(8)	217	-	2,509	-	2,501
Exercise of stock options	-	-	13	-	119	-	119
Purchase of shares into
treasury	916	(11,353)	-	-	-	-	(11,353)
Other	-	-	4	-	51	-	51
Balance, December 31, 2011	922	$(11,361)	40,326	$40	$505,235	$(2,869)	$491,045
Net income	-	-	-	-	-	58,810	58,810
Stock option and restricted
share awards	28	(318)	226	-	4,717	-	4,399
Exercise of stock options	-	-	48	-	441	-	441
Purchase of shares into
treasury	549	(8,798)	-	-	-	-	(8,798)
Other	-	-	2	-	76	-	76
Balance, December 31, 2012	1,499	$(20,477)	40,602	$40	$510,469	$55,941	$545,973

See accompanying notes to consolidated financial statements.

 EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$58,810	$26,611	$(8,468)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	113,581	104,624	104,561
Accretion of liability for asset retirement obligations	15,565	15,942	12,845
Unrealized loss (gain) on derivative instruments	9,491	(11,475)	(3,500)
Non-cash compensation	4,717	2,509	1,255
In-kind interest on PIK Notes	-	-	(3,395)
Deferred income taxes	29,900	14,822	(4,409)
Exploration expenditures	4,227	11,239	5,103
Impairments	8,883	32,466	26,142
Amortization of deferred financing costs and discount on debt	2,556	1,657	1,130
Loss on early extinguishment of debt	-	2,377	-
Other	2,448	6,984	(90)
Changes in operating assets and liabilities:
Trade accounts receivable	(33,547)	(10,037)	6,515
Other receivables	-	2,088	3,376
Prepaid expenses	1,047	(7,623)	(363)
Other assets	145	(1,215)	618
Accounts payable and accrued expenses	31,477	12,650	2,361
Asset retirement obligation settlements	(35,429)	(32,364)	(16,130)
Other liabilities	-	(3)	(171)
Net cash provided by operating activities	213,871	171,252	127,380
Cash flows provided by (used in) investing activities:
Decrease in restricted cash	-	2,466	13,658
Property acquisitions	(578,372)	(235,486)	(623)
Exploration and development expenditures	(184,850)	(76,003)	(58,183)
Other property and equipment additions	(1,743)	(1,568)	(755)
Net cash used in investing activities	(764,965)	(310,591)	(45,903)
Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	509,313	203,794	20,394
Repayments of indebtedness	(20,000)	-	(94,882)
Deferred financing costs	(8,469)	(6,646)	(181)
Purchase of shares into treasury	(8,798)	(11,353)	-
Exercise of stock options	441	119	-
Net cash provided by (used in) financing activities	472,487	185,914	(74,669)
Net increase (decrease) in cash and cash equivalents	(78,607)	46,575	6,808
Cash and cash equivalents at beginning of period	80,128	33,553	26,745
Cash and cash equivalents at end of period	$1,521	$80,128	$33,553

	Year Ended December 31,
	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash financing information:
Debt incurred to pay deferred financing costs and surety bond premium	$-	$-	$737

Cash paid during the period for:
Interest	21,129	9,395	8,307

See accompanying notes to consolidated financial statements.

 EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies

EPL Oil & Gas, Inc. (“we,” “our,” “us,” or “the Company”) was incorporated as a Delaware corporation on January 29, 1998. We are an independent oil and natural gas exploration and production company. Our current operations are concentrated in the U.S. Gulf of Mexico shelf focusing on state and federal waters offshore Louisiana.    Effective September 1, 2012, we changed our legal corporate name from “Energy Partners, Ltd.” to “EPL Oil & Gas, Inc.” through a short-form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware.

On October 31, 2012, we acquired from Hilcorp Energy GOM Holdings, LLC (“Hilcorp”) 100% of the membership interests of Hilcorp Energy GOM, LLC (“Hilcorp Acquisition”), which owned certain shallow water Gulf of Mexico shelf oil and natural gas interests (the “Hilcorp Properties”) for $550.0 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.   The Hilcorp Acquisition was financed with cash on hand, the net proceeds from the sale of $300.0 million in aggregate principal amount of 8.25% senior notes due 2018 (the “2012 Senior Notes”) and borrowings under our expanded senior secured credit facility. Also on October 31, 2012, we obtained an increase in our senior credit facility from $250.0 million to $750.0 million.  On May 15, 2012, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests in our South Timbalier 41 field located in the Gulf of Mexico for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012 (the “ST41 Acquisition”).  As a result of the ST41 Acquisition, we have become the sole working interest owner of the South Timbalier 41 field.  We funded the ST41 Acquisition with cash on hand.  See Note 2, “Acquisitions” for more information regarding these acquisitions and Note 7, “Indebtedness” for more information regarding the 2012 Senior Notes and our expanded credit facility.

On February 14, 2011, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system from Anglo-Suisse Offshore Partners, LLC (“ASOP”) for $200.7 million in cash, subject to customary adjustments to reflect an economic effective date of January 1, 2011 (the “ASOP Acquisition”). In connection with the ASOP Acquisition, on February 14, 2011, we issued $210.0 million in aggregate principal amount of 8.25% senior notes due 2018 (the “2011 Senior Notes”) and we entered into our senior credit facility. On November 17, 2011, we acquired additional interests in the Main Pass 296/311 complex that was included in the ASOP Acquisition along with other unit interests in the Main Pass complex and an interest in a Main Pass 295 primary term lease for $38.6 million in cash, subject to customary adjustments to reflect an economic effective date of November 1, 2011 (the “Main Pass Acquisition”). See Note 2, “Acquisitions” for more information regarding these acquisitions and Note 7, “Indebtedness” for more information regarding the 2011 Senior Notes.

A summary of significant accounting policies followed in the preparation of the accompanying consolidated financial statements is set forth below.

(a) Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of EPL Oil & Gas, Inc. and our wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Our interests in oil and natural gas exploration and production ventures and partnerships are proportionately consolidated.

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

 Leasehold acquisition costs are capitalized. If proved reserves are found on an undeveloped property, leasehold costs are transferred to proved properties. For individual unevaluated properties with capitalized costs below a threshold amount, we allocate capitalized costs to earnings generally over the primary lease terms. Properties that are subject to amortization and those with capitalized costs greater than the threshold amount are assessed for impairment periodically. Capitalized costs of producing oil and natural gas properties are depreciated and depleted by the units-of-production method.

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

We follow the provisions of Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” which apply to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These provisions also contain guidance on de-recognition, classification, interest and penalties. Interest, if any, is classified as a component of interest expense, and statutory penalties, if any, are classified as a component of general and administrative expense.

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

 (g) Revenue Recognition

We record revenues from the sales of oil and natural gas when the product is delivered at a determinable price, title has transferred and collectability is reasonably assured. When we have an interest with other producers in properties from which natural gas is produced, we use the entitlement method for recording natural gas sales revenue. Under this method of accounting, revenue is recorded based on our net revenue interest in production. Deliveries of natural gas in excess of our revenue interest are recorded as liabilities and under-deliveries are recorded as receivables. We had natural gas imbalance liabilities of $1.7 million and $1.6 million at December 31, 2012 and 2011, respectively. We had natural gas imbalance receivables of $0.8 million and $1.0 million at December 31, 2012 and 2011, respectively.

(h) Cash and Cash Equivalents

We include in cash and cash equivalents our highly-liquid investments with original maturities of three months or less. At December 31, 2012 and 2011, cash and cash equivalents includes investments in overnight interest-bearing deposits of $2.3 million and $51.8 million, respectively. These amounts are reduced by overdraft balances on other operating accounts with legal right of offset in the same banking institution to arrive at the cash and cash equivalent balances reported in our consolidated balance sheets.

(i) Derivative Activities

Derivative instruments, including certain derivative instruments embedded in other contracts, are recorded at fair value and included as either assets or liabilities in the balance sheet. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation, which is established at the inception of the derivative. We do not elect to designate derivative instruments as hedges. Unrealized gains and losses resulting from changes in the fair value of derivative instruments are recorded in other income (expense). Realized gains and losses related to contract settlements are also recorded in other income (expense).

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

We are required to report excess tax benefits from the exercise of stock options as financing cash flows. For the year ended December 31, 2012 and 2011, no excess tax benefits were reported in the statement of cash flows as we were in a net operating loss carryforward position. No stock options were exercised during 2010. See Note 12 for additional disclosures.

(k) Allowance for Doubtful Accounts

We routinely assess the recoverability of all material trade and other receivables to determine their collectability. Our crude oil and natural gas revenue receivables are typically collected within two months. We may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest receivables on properties where we are the operator. When we believe collection of the full amount of our accounts receivable is in doubt, we record an allowance to reflect accounts receivable at the net realizable value, which may be reflected in earnings or as an increase to the net book value of our oil and natural gas properties depending on the nature of the transaction that created the receivable. The nature of the transaction resulting in the receivable balance determines whether the allowance, when recorded, impacts our earnings (ordinarily through LOE) or our property and equipment balances. As of December 31, 2012, our allowance for doubtful accounts was $0.7 million, $0.1 million of which was recorded as a recovery in earnings in 2012. As of December 31, 2011, our allowance for doubtful accounts was $1.7 million, $0.5 million of which was recorded as a recovery in earnings in 2011.

(l) Accrued Expenses

As of December 31, 2012, our accrued expenses included accrued exploration costs, development costs and lease operating expenses totaling approximately $84.9 million, other accrued expenses of $16.3 million and interest payable of approximately $16.2 million. As of December 31, 2011, our accrued expenses included accrued exploration costs, development costs and lease operating expenses totaling approximately $39.5 million, other accrued expenses of $12.5 million and interest payable of approximately $6.5 million.

(m) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We use historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates and assumptions used in preparation of our financial statements. Significant estimates with regard to these financial statements and related unaudited disclosures include the estimate of proved oil and natural gas reserve quantities and the related present value of estimated future net cash flows therefrom disclosed in Note 15.

(n) New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about

Offsetting Assets and Liabilities,” to clarify that ASU 2011-11 applies to derivatives, repurchase agreements and securities lending transactions.  The required disclosures are effective for our annual report for the year ending December 31, 2013 and for interim periods within that year. We have not yet completed our review of the required disclosures; however, we expect to enhance our disclosures related to our derivative instruments in accordance with the requirements of ASU 2011-11.

(2) Acquisitions and Dispositions

The Hilcorp Acquisition

On October 31, 2012, we acquired the Hilcorp Properties for $550.0 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  As of December 31, 2012, the Hilcorp Properties had estimated proved reserves of approximately 37.2 Mmboe, of which 49% were oil and 58% were proved developed reserves. The primary factors considered by management in acquiring the Hilcorp Properties include the belief that the Hilcorp Acquisition provides an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise on the Gulf of Mexico shelf.  The Hilcorp Acquisition also provides us with access to infrastructure and extensive acreage, with significant exploitation and development potential.

The Hilcorp Acquisition was financed with cash on hand, the net proceeds from the sale of the 2012 Senior Notes and borrowings under our expanded senior credit facility. The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act.  After deducting the initial purchasers’ discount, we realized net proceeds of $289.5 million.  See Note 7, “Indebtedness,” for more information regarding our 2012 Senior Notes.

The following allocation of the purchase price is preliminary and includes estimates.  This preliminary allocation is based on information that was available to management at the time these consolidated financial statements were prepared and takes into account current market conditions and estimated market prices for oil and natural gas.  Management has not yet had the opportunity to complete its assessment of fair values of the assets acquired and liabilities assumed.  In addition, the purchase price could change materially as management finalizes adjustments to purchase price provided for by the purchase and sale agreement.  Accordingly, the allocation may change materially as additional information becomes available and is assessed by management.

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects management’s estimate of customary adjustments to purchase price provided for by the purchase and sale agreement of approximately $7.5 million to reflect an economic effective date of July 1, 2012.

(In thousands)	July 1, 2012
Oil and natural gas properties	$671,310
Asset retirement obligations	(128,817)
Net assets acquired	$542,493

The South Timbalier Acquisition

On May 15, 2012, we acquired from W&T Offshore, Inc. (“W&T”) an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests in our South Timbalier 41 field (the “ST41 Interests”) located in the Gulf of Mexico for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012. We estimate that the proved reserves as of the April 1, 2012 economic effective date totaled approximately 1.0 Mmboe, of which 51% were oil and 84% were proved developed reserves. Prior to the ST41 Acquisition, we owned a 60% working interest in these properties, and W&T owned a 40% working interest. As a result of the ST41 Acquisition, we have become the sole working interest owner of the South Timbalier 41 field. We funded the ST41 Acquisition with cash on hand.

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

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects adjustments to purchase price provided for by the purchase and sale agreement of approximately $0.7 million to reflect an economic effective date of April 1, 2012.

(In thousands)	April 1, 2012
Oil and natural gas properties	$33,587
Asset retirement obligations	(1,878)
Net assets acquired	$31,709

The ASOP Acquisition

On February 14, 2011, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system (the “ASOP Properties”) from ASOP for $200.7 million in cash, subject to purchase price adjustments to reflect an economic effective date of January 1, 2011. As of December 31, 2010, the ASOP Properties had estimated proved reserves of approximately 8.1 Mmboe, of which 84% were oil and 76% were proved developed reserves. The primary factors considered by management in acquiring the ASOP Properties include the belief that the ASOP Acquisition provided an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise in the Gulf of Mexico shelf. We financed the ASOP Acquisition with the proceeds from the sale of $210.0 million in aggregate principal amount of the 2011 Senior Notes. After deducting the initial purchasers’ discount and offering expenses, we realized net proceeds of approximately $202.0 million. See Note 7, “Indebtedness” for more information regarding our 2011 Senior Notes.

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

The Main Pass Acquisition

On November 17, 2011, we acquired certain interests in producing oil and natural gas assets in the shallow-water central Gulf of Mexico shelf (the “Main Pass Interests”) from Stone Energy Offshore, L.L.C. (the “Seller”) for $38.6 million in cash, subject to customary adjustments to reflect the economic effective date of November 1, 2011. The Main Pass Interests consist of additional interests in the Main Pass 296/311 complex that was included in the ASOP Acquisition, along with other unit interests in the Main Pass complex and an interest in a Main Pass 295 primary term lease. We estimate that the proved reserves as of the November 1, 2011 economic effective date totaled approximately 1.3 Mmboe, all of which were proved developed reserves and 96% of which were oil reserves. We funded the Main Pass Acquisition with cash on hand.

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects adjustments to purchase price provided for by the purchase and sale agreement of approximately $0.7 million to reflect an economic effective date of November 1, 2011.

(In thousands)	November 1, 2011
Oil and natural gas properties	$40,826
Asset retirement obligations	(2,991)
Net assets acquired	$37,835

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

Results of Operations and Pro Forma Information

Revenues and lease operating expenses attributable to the Hilcorp Properties, the ST41 Interests, the ASOP Properties and the Main Pass Interests were as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Hilcorp Properties:
Revenues	$37,978	$-
Lease operating expenses	$6,711	$-
ST41 Interests:
Revenues	$9,262	$-
Lease operating expenses	$1,760	$-
ASOP Properties and Main Pass Interests:
Revenues	$175,538	$125,975
Lease operating expenses	$26,467	$17,161

We have determined that the presentation of net income attributable to the Hilcorp Properties, the ST41 Interests, the ASOP Properties and the Main Pass Interests is impracticable due to the integration of the related operations upon acquisition. We incurred fees of approximately $0.5 million related to the Hilcorp Acquisition and approximately $0.1 million related to the ST41 Acquisition, which were included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012. We incurred fees of approximately $0.5 million related to the ASOP Acquisition and approximately $0.1 million related to the Main Pass Acquisition, which were included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2011.

The following supplemental pro forma information presents consolidated results of operations as if the Hilcorp Acquisition, the ST41 Acquisition, the ASOP Acquisition and the Main Pass Acquisition had occurred on January 1, 2011. The supplemental unaudited pro forma information was derived from a) our historical consolidated statements of operations, b) the statements of operations of Hilcorp Energy GOM, LLC,  c) the statements of revenues and direct operating expenses for the ST41 Interests, which were derived from our historical accounting records, d) the statements of revenues and direct operating expenses for the ASOP Properties, which were derived from ASOP’s historical accounting records and e) the statements of revenues and direct operating expenses for the Main Pass Interests, which were derived from the historical accounting records of the Seller. This information does not purport to be indicative of results of operations that would have occurred had the acquisitions occurred on January 1, 2011, nor is such information indicative of any expected future results of operations.

	Year Ended December 31,
	Pro Forma	Pro Forma
	2012	2011
	(in thousands, except per share data)
Revenue	$594,510	$661,194
Net income	$53,725	$27,630
Basic earnings per share	$1.37	$0.69
Diluted earnings per share	$1.37	$0.69

Subsequent Events

On March 5, 2013 we executed a purchase and sale agreement to sell certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the non-operated Bay Marchand field area (the “BM Interests”) to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $10.8 million resulting in total consideration of $62.3 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date.  We expect to close the transaction by April 1, 2013.  As of December 31, 2012, the net book value of the BM Interests was approximately $35.6 million.

(3) Common Stock

In August 2011, the Board of Directors authorized a program for the repurchase of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million. In May 2012, the Board of Directors authorized an increase to the program from $20.0 million to $40.0 million. The repurchases have been, and will be, carried out in accordance with certain volume, timing and price constraints imposed by the Securities and Exchange Commission (the “SEC”) rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors. Through December 31, 2012, we executed trades to repurchase 1,465,300 shares at an aggregate cash purchase price of approximately $20.1 million.  The repurchased shares are held in treasury and could be used to provide available shares for possible resale in future public or private offerings and our employee benefit plans.

We have reserved up to 2,474,000 shares of common stock for the issuance of restricted shares and option shares under our 2009 Long-Term Incentive Plan, with 679,608 shares remaining for issuance as of December 31, 2012. In May 2011, the reserved shares were increased from 1,237,000 shares to 2,474,000. See Note 12, “Employee Benefit Plans” for information regarding the 2009 Long-Term Incentive Plan.

Covenants in certain debt instruments to which we are a party, including our credit facility and the indentures related to our 2012 Senior Notes and 2011 Senior Notes, place certain restrictions and conditions on our ability to pay dividends on our common stock.

(4) Earnings Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Income (numerator):
Net income (loss)	$58,810	$26,611	$(8,468)
Net income attributable to participating securities	(455)	(77)	-
Net income (loss) attributable to common shares	$58,355	$26,534	$(8,468)
Weighted average shares (denominator):
Weighted average shares—basic	38,885	39,946	40,064
Dilutive effect of stock options	149	104	-
Weighted average shares—diluted	39,034	40,050	40,064
Basic earnings (loss) per share	$1.50	$0.66	$(0.21)
Diluted earnings (loss) per share	$1.50	$0.66	$(0.21)

The following table indicates the number of shares underlying outstanding stock-based awards excluded from the computation of dilutive weighted average shares because their effect was antidilutive for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Weighted average shares	687	442	409

For the year ended December 31, 2010, all outstanding stock options and unvested restricted shares were considered antidilutive because we had a net loss for the period.

(5) Property and Equipment

The following table summarizes our property and equipment.

	December 31,
	2012	2011
	(In thousands)
Proved oil and natural gas properties	$1,982,657	$1,049,140
Unproved oil and natural gas properties	36,992	29,382
Other	5,998	3,726
Total property and equipment	$2,025,647	$1,082,248

Substantially all of our oil and natural gas properties serve as collateral under our credit facility.

We recognized impairments of $8.9 million, $32.5 million and $26.1 million in the years ended December 31, 2012, 2011 and 2010, respectively.

Impairments for the year ended December 31, 2012 were primarily due to the decline in our estimate of future natural gas prices  affecting certain of our natural gas producing fields and to reservoir performance at two of those fields. These fields were determined to have future net cash flows less than their carrying values resulting in the write down of these properties to their estimated fair values.  We also recorded impairments for undeveloped leases that are expiring in 2013 for which we have no development plans.

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

At December 31, 2012 and 2011, we did not have any exploratory projects that were suspended for a period greater than one year.

(6) Asset Retirement Obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, along with a corresponding increase in the carrying amount of the related long-lived asset. The following table reconciles the beginning and ending aggregate recorded amount of our asset retirement obligations.

	Year Ended December 31,
	2012	2011
	(in thousands)
Beginning of period total	$99,347	$71,583
Accretion expense	15,565	15,942
Liabilities assumed in acquisitions	132,109	26,435
Liabilities incurred	1,210	157
Revisions	22,308	17,595
Liabilities settled	(35,429)	(32,365)
End of period total	235,110	99,347
Less: End of period, current portion	(30,179)	(25,578)
End of period, noncurrent portion	$204,931	$73,769

As of December 31, 2011, we increased our cost estimates on a portion of our asset retirement obligations to reflect higher overall prices for services, material and equipment. Primarily due to changes in estimated reserve lives, the timing of a portion of our asset retirement obligations was revised in the fourth quarter of 2011 leading to a reduction of the present value of those obligations, partially offsetting the impact of the cost increases.

(7) Indebtedness

The following table sets forth our indebtedness.

	December 31,
	2012	2011
	(In thousands)
8.25% senior notes issued February 14, 2011, face amount of $210.0 million, interest rate of
8.25% payable semi- annually, in arrears on February 15 and August 15 of each year,
maturity date February 15, 2018	$205,125	$204,390
8.25% senior notes issued October 25, 2012, face amount of $300.0 million, interest rate of
8.25% payable semi-annually, in arrears on February 15 and August 15 of each year,
maturity date February 15, 2018	289,786	-
Senior credit facility, interest rate based on base rate or LIBOR plus a floating spread, maturity
date October 31, 2016	195,000	-
Total indebtedness	689,911	204,390
Current portion of indebtedness	-	-
Noncurrent portion of indebtedness	$689,911	$204,390

On October 25, 2012, we issued the $300.0 million in aggregate principal amount of our 2012 Senior Notes.  On October 31, 2012, we obtained an increase in our senior credit facility from $250.0 million to $750.0 million.  The net proceeds from the sale of our 2012 Senior Notes and borrowings under our senior credit facility were used to fund the Hilcorp Acquisition (see Note 2).

On February 14, 2011, in connection with the ASOP Acquisition (see Note 2), we issued the $210.0 million in aggregate principal amount of our 2011 Senior Notes. Furthermore, our credit facility existing on that date was terminated and replaced with our senior credit facility. The termination of our prior credit facility during the year ended December 31, 2011 resulted in a loss on early extinguishment of debt of $2.4 million, primarily due to writing off the unamortized deferred financing costs associated with the terminated facility.

2012 Senior Notes

On October 25, 2012, we issued the $300.0 million in aggregate principal amount of our 2012 Senior Notes under an Indenture dated as of October 25, 2012 (the “2012 Indenture”).  As described in Note 2, “Acquisitions,” we used the net proceeds from the offering of the 2012 Senior Notes of $289.5 million, after deducting the initial purchasers’ discount, to fund a portion of the Hilcorp Acquisition.  The 2012 Senior Notes bear interest from August 15, 2012 at an annual rate of 8.25% with interest due semi-annually, in arrears on February 15th and August 15th of each year commencing on February 15, 2013.  The purchase price of the 2012 Senior Notes included $4.8 million of accrued interest for the period from August 15, 2012 to October 25, 2012, which we recorded as interest payable. The 2012 Senior Notes are fully and unconditionally guaranteed on a senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 2012 Senior Notes mature on February 15, 2018. The effective interest rate on the 2012 Senior Notes is approximately 9.2%.

The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the the Securities Act, or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. The 2012 Senior Notes have terms that are substantially identical to the terms of our 2011 Senior Notes, other than with respect to special mandatory redemption provisions related to the closing of the Hilcorp Acquisition. Such provisions are now inapplicable because the Hilcorp Acquisition has closed.  However, the 2012 Senior Notes were issued under a different indenture as a separate class of securities and therefore, until exchanged for an issue of additional notes to be publicly registered (the “Exchange Notes”), will not trade together with the 2011 Senior Notes.  Pursuant to a registration rights agreement executed as part of the sale of the 2012 Senior Notes (the “Registration Rights Agreement”), we have agreed to issue publicly registered additional notes under our Indenture, dated as of February 14, 2011 (the “2011 Indenture”), in exchange for the 2012 Senior Notes.

Under the Registration Rights Agreement, we and our guarantor subsidiaries (the “Guarantors”) agreed to file a registration statement with the SEC offering to exchange the 2012 Senior Notes for the Exchange Notes under the 2011 Indenture which notes have terms substantially identical to the 2012 Senior Notes (except that the Exchange Notes will not be subject to restrictions on transfer or contain terms with respect to the payment of liquidation damages). We and the Guarantors have agreed to (i) file a registration statement for the Exchange Notes with the SEC on or prior to March 24,

2013, which is the date that is 150 days after the October 25, 2012 closing of the 2012 Senior Notes offering; (ii) use commercially reasonable efforts to cause the registration statement to be declared effective as soon as practicable, but in any event on or prior to May 23, 2013, which is the date that is 210 days after the October 25, 2012 closing of the 2012 Senior Notes offering; and (iii) use commercially reasonable efforts to close the exchange offer on or prior to 30 business days after the registration statement is declared effective. In certain circumstances, we may be required to file a shelf registration statement to cover resales of the notes. The use of the shelf registration statement will be subject to certain customary suspension periods. If we and the Guarantors do not meet these deadlines, we will be required to pay special interest to holders of notes under certain circumstances.

2011 Senior Notes

On February 14, 2011, we issued the $210.0 million in aggregate principal amount of our 2011 Senior Notes under the 2011 Indenture, dated as of February 14, 2011. As described in Note 2, “Acquisitions,” we used the net proceeds from the offering of the 2011 Senior Notes of $202.0 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011, and for general corporate purposes. The 2011 Senior Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due semi-annually, in arrears, on February 15th and August 15th of each year, commencing on August 15, 2011. The 2011 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 2011 Senior Notes will mature on February 15, 2018.  The effective interest rate on the 2011 Senior Notes is approximately 9.0%.

The 2011 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act, or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. In connection with the execution of the Original Indenture, we also entered into a registration rights agreement, dated as of February 14, 2011. Under this agreement, on July 14, 2011, we and our guarantor subsidiaries filed a registration statement with the SEC, which was declared effective on July 26, 2011, offering to exchange a new series of freely tradable notes having substantially identical terms as the 2011 Senior Notes (“Original Exchange Notes”) for the 2011 Senior Notes.  Pursuant to this offering, 100% in aggregate principal amount of the 2011 Senior Notes was exchanged for the 2011 Exchange Notes, effective as of August 29, 2011.

On or after February 15, 2015, we may on any one or more occasions redeem all or a part of the 2012 Senior Notes and 2011 Senior Notes (collectively, the “8.25% Notes) upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below, subject to the rights of holders of notes on the relevant record date to receive interest on the relevant interest payment date:

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

At any time prior to February 15, 2014, we may, at our option, on any one or more occasions redeem with the net cash proceeds of certain equity offerings up to 35% of the aggregate principal amount of outstanding 8.25% Notes (which amount includes additional notes issued under the 2011 Indenture and the 2012 Indenture (together, the “Indentures”), upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 108.25% of the principal amount of the notes redeemed, plus the accrued and unpaid interest and special interest, if any, to the redemption date, provided that: (1) at least 65% of the aggregate principal amount of notes issued under the Indentures (which amount includes additional notes under the Indentures) remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date after the closing of such equity offering.  This option to redeem up to 35% of the aggregate principal amount of outstanding 8.25% Notes with the net cash proceeds of certain equity offerings is considered an embedded derivative.  We estimate that the fair value of this option at December 31, 2012 is not material.  In addition, we may, at our option, on any one or more occasions redeem all or a part of the 8.25% Notes prior to February 15, 2015 at a redemption price equal to 100% of the principal amount of the 8.25% Notes redeemed plus a “make-whole” premium as of, and accrued and unpaid interest to the redemption date.

If we experience a change of control (as defined in the Indentures), each holder of the 8.25% Notes will have the right to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of the 8.25% Notes at a price in cash equal to 101% of the aggregate principal amount of the 8.25% Notes repurchased, plus accrued and unpaid interest to the date of repurchase. If we engage in certain asset sales, within 360 days of such sale, we generally must use the net cash proceeds from such sales to repay outstanding senior secured debt (other than intercompany debt or any debt owed to an affiliate), to acquire all or substantially all of the assets, properties or capital stock of one or more companies in our industry, to make capital expenditures or to invest in our business. When any such net proceeds that are not so applied or invested exceed $20.0 million, we must make an offer to purchase the 8.25% Notes and other pari passu debt that is subject to similar asset sale provisions in an aggregate principal amount equal to the excess net cash proceeds. The purchase price of each 8.25% Note (or other pari passu debt) so purchased will be 100% of its principal amount, plus accrued and unpaid interest to the repurchase date, and will be payable in cash.

The Indentures, among other things, limit our ability to: (i) declare or pay dividends, redeem subordinated debt or make other restricted payments; (ii) incur or guarantee additional debt or issue preferred stock; (iii) create or incur liens; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) consummate a merger, consolidation or sale of all or substantially all of our assets; (vi) enter into sale-leaseback transactions, (vii) enter into transactions with affiliates; (viii) transfer or sell assets; (ix) engage in business other than our current business and reasonably related extensions thereof; or (x) issue or sell capital stock of certain subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the Indentures.

Senior Credit Facility

On February 14, 2011, we entered into our senior secured credit facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto (as amended and restated, the “Senior Credit Facility”). The original terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million. On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility, the aggregate commitment under this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and is subject to potential special and regular semi-annual redeterminations. On October 31, 2012, the borrowing base under the expanded credit facility was increased from $200.0 million to $425.0 million. On October 31, 2012, we borrowed $205.0 million under the Senior Credit Facility to fund a portion of the purchase price and related expenses of the Hilcorp Acquisition. As of December 31, 2012, we had $195.0 million drawn under our Senior Credit Facility, and the borrowing base remains at $425.0 million. We had no amounts drawn under our Senior Credit Facility at December 31, 2011.

The interest rate spread on loans and letters of credit under our Senior Credit Facility is based on the level of utilization and range from a base rate plus a margin of 0.75% to 1.75% for base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% for LIBOR borrowings.  Commitment fees ranging from 0.375% to 0.50% are payable on the unused portion of the borrowing base. Interest on our base rate borrowings is payable quarterly, in arrears, and interest on our LIBOR borrowings is payable on the last day of each relevant interest period, except that in the case of any interest period that is longer than three months, interest is payable on each successive date three months after the first day of such interest period.

Our Senior Credit Facility contains customary covenants, default provisions and collateral requirements. As described in the agreement underlying our Senior Credit Facility, we must maintain, for each period for which a covenant certification is required, (a) a minimum current ratio (as defined in the agreement for our Senior Credit Facility) of 1.0 to 1.0 and (b) a maximum total debt to EBITDAX ratio of 3.5 to 1.0. We are also required to maintain a commodities hedging program that is in compliance with the requirements set forth in our Senior Credit Facility. Our Senior Credit Facility also places restrictions on the maximum estimated future production volumes that can be subject to commodity derivative instruments.

Our obligations under our Senior Credit Facility, as well as any hedging contracts and treasury management agreements with the lenders or affiliates of lenders, are secured by substantially all of our assets, including a) mortgages on at least 80% of the total value of our oil and gas properties evaluated in the most recently completed reserve report, after giving effect to exploration and production activities, acquisitions and dispositions, and b) the stock of certain wholly-owned subsidiaries.

(8) Concentrations

Significant Customers

We had oil and natural gas sales to three customers accounting for 45%, 31% and 11%, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2012.We had oil and natural gas sales to three customers accounting for 51%, 17% and 12%, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2011. We had oil and natural gas sales to three customers accounting for 42%, 26% and 11%, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2010.

Geographic Concentration

Virtually all of our current operations and proved reserves are concentrated in the Gulf of Mexico region.  Therefore, we are exposed to operational, regulatory and other risks associated with the Gulf of Mexico, including the risk of adverse weather conditions.  We maintain insurance coverage against some, but not all, of the operating risks to which our business is exposed.

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

The following tables set forth our derivative instruments outstanding as of December 31, 2012.

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)
January 2013	13,292	412,050	$105.33
February 2013	13,264	371,400	105.18
March 2013	12,792	396,550	104.88
April 2013	12,783	383,500	104.73
May 2013	12,727	394,550	104.63
June 2013	12,217	366,500	104.41
July 2013	9,510	294,800	104.25
August 2013	6,219	192,800	104.70
September 2013	6,233	187,000	104.44
October 2013	5,719	177,300	103.94
November 2013	6,233	187,000	103.93
December 2013	9,156	283,850	103.24
2013 Total	9,993	3,647,300	104.57

January 2014	10,500	325,500	100.99
February 2014	10,500	294,000	100.99
March 2014	10,500	325,500	100.99
April 2014	8,500	255,000	101.08
May 2014	8,500	263,500	101.08
June 2014	8,500	255,000	101.08
July 2014	8,500	263,500	101.08
August 2014	5,500	170,500	100.94
September 2014	5,500	165,000	100.94
October 2014	5,500	170,500	100.94
November 2014	5,500	165,000	100.94
December 2014	5,500	170,500	100.94
2014 Total	7,736	2,823,500	101.06

January 2015 - December 2015	1,000	365,000	97.55

Collars
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)
January 2013—December 2013	1,000	365,000	$80.00/104.10

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)
January 2013	13,000	403,000	$3.41
February 2013	13,000	364,000	3.43
March 2013	11,000	341,000	3.42
April 2013	11,000	330,000	3.42
May 2013	10,000	310,000	3.46
June 2013	9,000	270,000	3.50
July 2013	9,000	279,000	3.53
August 2013	8,500	263,500	3.55
September 2013	8,500	255,000	3.55
October 2013	8,000	248,000	3.58
November 2013	7,500	225,000	3.67
December 2013	6,500	201,500	3.83
2013 Total	9,562	3,490,000	3.51

January 2014 - December 2014	5,000	1,825,000	4.01
January 2015 - December 2015	4,300	1,569,500	4.31

The following table presents information about the components of loss on derivative instruments.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)

Unrealized gain (loss) due to change in fair market value	$(9,491)	$11,475	$3,500
Realized loss on settlement	(3,814)	(17,345)	(8,365)
Total loss on derivative instruments	$(13,305)	$(5,870)	$(4,865)

 (10) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy with three levels based on the reliability of the inputs used to determine fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions. In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which became effective for us in the quarter ended March 31, 2012. ASU 2011-04 includes additional guidance related to fair value measurement principles and additional disclosure requirements. The impact of adopting ASU 2011-04 was immaterial.

As of December 31, 2012 and 2011, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our commodity derivative instruments. The fair values of derivative instruments were measured using price inputs published by NYMEX and IntercontinentalExchange, Inc., or ICE. These price inputs are quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy. The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis.

	December 31,
	2012	2011
	(in thousands)
Assets:
Fair value of commodity derivative instruments	$3,513	$587
Liabilities:
Fair value of commodity derivative instruments	$13,663	$1,246

The carrying values reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term maturities of these instruments. The fair values for the 2011 Senior Notes and 2012 Senior Notes are based on quoted prices, which are Level 1 inputs within the fair value hierarchy. The carrying value of the Senior Credit Facility approximates its fair value because the interest rates are variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy.

The following table sets forth the carrying values and estimated fair values of our long-term indebtedness.

	December 31, 2012		December 31, 2011
	(In thousands)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2011 Notes	$205,125	$214,700	$204,390	$202,700
2012 Notes	289,786	309,900	-	-
Senior Credit Facility	195,000	195,000	-	-
Total	$689,911	$719,600	$204,390	$202,700

We evaluate our capitalized costs of proved oil and natural gas properties for potential impairment when circumstances indicate that the carrying values may not be recoverable. Our assessment of possible impairment of proved oil and natural gas properties is based on our best estimate of future prices, costs and expected net future cash flows by property (generally analogous to a field or lease). An impairment loss is indicated if undiscounted net future cash flows are less than the carrying value of a property. The impairment expense is measured as the shortfall between the net book value of the property and its estimated fair value, which is measured based on the discounted net future cash flows from the property. The inputs used to estimate the fair value of our oil and natural gas properties are based on our estimates of future events, including projections of future oil and natural gas sales prices, amounts of recoverable oil and natural gas reserves, timing of future production, future costs to develop and produce our oil and natural gas and discount factors. These inputs meet the definition of Level 3 inputs within the fair value hierarchy. Impairments for the year ended December 31, 2012 were primarily due to the decline in our estimate of future natural gas prices, which affected three of our natural gas producing fields and reservoir performance at two of those fields. These fields were determined to have future net cash flows less than their carrying values resulting in the write downs of these properties to their estimated fair values. We also recorded impairments for undeveloped leases that are expiring in 2013 for which we have no development plans. Impairments for the year ended December 31, 2011 were primarily related to our natural gas producing fields and our deepwater producing well (primarily natural gas). Impairments related to our deepwater producing well were primarily due to the decline in our estimate of future natural gas prices, reservoir performance and higher estimated operating costs. Additional impairments for the year ended December 31, 2011 were primarily related to reservoir performance at other natural gas producing fields.

As addressed in Note 2, “Acquisitions,” we apply fair value concepts in estimating and allocating the fair value of assets acquired and liabilities assumed in acquisitions in accordance with purchase accounting for business combinations. The inputs to the estimated fair values of assets acquired and liabilities assumed are described in Note 2.

(11) Income Taxes

The following table sets forth the components of our income tax benefit (expense).

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$-	$-	$-
State	-	-	-
Total current	$-	$-	$-

Deferred:
Federal	$(28,719)	$(14,468)	$4,248
State	(1,181)	(354)	161
Total deferred	$(29,900)	$(14,822)	$4,409

Total:
Federal	$(28,719)	$(14,468)	$4,248
State	(1,181)	(354)	161
Total income tax benefit (expense)	$(29,900)	$(14,822)	$4,409

The following table reconciles the expected statutory federal income tax rate to our effective income tax rate.

	Percentage of Pretax Earnings
	Year Ended December 31,
	2012	2011	2010
Expected statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes	1.4	2.3	2.6
State tax rate changes	(2.7)	(1.7)	(3.6)
Statutory depletion	(0.4)	(1.0)	3.4
Other	0.4	1.2	(3.2)
Effective income tax rate	33.7%	35.8%	34.2%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of the current tax asset and net deferred tax liability.

	December 31,
	2012	2011
	(In thousands)
Current deferred tax assets (liabilities):
Fair value of commodity derivative instruments	$3,865	$175
Prepaid assets	(1,779)	(1,435)
Accruals and other	1,236	(1,563)
Net current deferred tax asset (liability)	3,322	(2,823)
Non-current deferred tax assets:
Restricted stock awards and options	$2,313	$1,272
Federal and state net operating loss carryforwards	60,406	60,266
Fair value of commodity derivative instruments	-	71
Percentage depletion carryforward	4,211	4,105
Other	57	943
Non-current deferred tax asset	66,987	66,657
Non-current deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	(134,681)	(98,432)
Net non-current deferred tax liability	$(67,694)	$(31,775)

As a result of our reorganization under Chapter 11 in 2009, the income from the discharge of indebtedness, represented for tax purposes as the excess of the principal and accrued interest on the debt discharged over the fair value of the stock of the reorganized company received in exchange for the discharged obligations, as defined by Internal Revenue Code (the

“IRC”) Section 108 (“IRC 108”), reduced our net operating loss carryforwards (“NOLs”) by $97 million (“Tax Attribute Reduction”). Our remaining NOLs as of December 31, 2012 were approximately $164.0 million.

Ownership changes, as defined in IRC Section 382, limit the amount of NOLs that can be utilized annually to offset future taxable income and reduce our tax liability (“Section 382 Limitation”). In 2009, as part of our Chapter 11 reorganization, we had an ownership change which resulted in a Section 382 Limitation on the amount of NOLs available annually for use. Unused annual limited NOLs (those NOLs in existence immediately after the application of IRC 108) totaled $137 million. The annual limitation is approximately $21 million per year beginning in 2010 and, if unused, can be carried over and aggregated with limited NOLs in future years subject to the ultimate expiration of the NOLs. We have not used any limited NOLs since the reorganization. The amount of limited NOLs available for our 2012 federal tax return is approximately $69 million. We believe that we will be able to utilize all of our federal NOLs prior to their expiration.

Our federal NOLs of approximately $164.0 million as of December 31, 2012 are available to reduce future federal taxable income subject to the limitations and estimates described above and the application of the tax rules and regulations. The NOLs begin expiring in the years 2025 through 2032.

As of January 1, 2012, our 2008-2011 income tax years remain subject to examination by the Internal Revenue Service. In addition, our 2008-2011 state income/franchise tax years remain subject to examination by the States of Louisiana and Texas. As of the date of these financial statements, our 2012 U.S. federal and state income tax returns have not been filed, although management expects to file such returns in a timely manner during 2013. We have no material uncertain tax positions as of December 31, 2012.

(12) Employee Benefit Plans

Share-Based Compensation Plans

In September 2009 the Board of Directors adopted the 2009 Long Term Incentive Plan (the “2009 LTIP”). The purpose of the 2009 LTIP is to provide a means to enhance our profitable growth by attracting and retaining directors, officers and other key employees through affording such individuals a means to acquire and maintain stock ownership or awards the value of which is tied to the performance of our common stock. All directors, officers and other key employees providing services to the Company are potentially eligible to participate in the 2009 LTIP. The 2009 LTIP provides for grants of (i) incentive stock options qualified as such under income tax rules and regulations, (ii) stock options that do not qualify as incentive stock options, (iii) restricted stock awards, (iv) restricted stock units, (v) stock appreciation rights, (vi) bonus stock and awards in lieu of Company obligations, (vii) dividend equivalents in connection with other awards, (viii) deferred shares, (ix) performance units or shares, or (x) any combination of such awards (collectively referred to as “Awards”). The 2009 LTIP is administered by a committee of our Board of Directors.

The maximum aggregate number of shares of our common stock that may be issued pursuant to any and all Awards under the 2009 LTIP is limited to 2,474,000 shares, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, as provided under the 2009 LTIP. As of December 31, 2012, 679,608 shares remained available for future grants.

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

Pursuant to an employment agreement and the 2009 LTIP, on September 30, 2009, our new chief executive officer was granted an option to purchase 68,116 shares of our common stock, which was memorialized in an option award agreement dated as of October 1, 2009 (the “Option Agreement”). The terms of the Option Agreement provided for an exercise price equal to $10.00 per share. The closing price of our common stock on the NYSE on September 30, 2009 was $7.46 per share. The option vested ratably on a monthly basis over a 36-month period from the date of grant; however, the vesting for the first six months of the vesting period (the “Initial Period”) was deferred until the end of the Initial Period and any remaining unvested portion vested ratably on a monthly basis over the remainder of the 36-month vesting period, subject to the executive remaining continuously employed. Under the original terms of the award agreement, vested stock options under the Option Agreement were to expire 30 months following the applicable vesting date of such stock options. On May 1, 2012, the Compensation Committee modified the terms of the Option Agreement to extend the expiration of the stock options granted thereunder to September 30, 2019, resulting in additional compensation expense of $0.1 million in the year ended December 31, 2012.  Upon a change in control as defined in the 2009 LTIP, all remaining unvested stock options under the

Option Agreement automatically vest and remain exercisable for a period of not less than 30 months following the change in control.

Pursuant to the 2009 LTIP, on the date of the 2012 Annual Meeting of Stockholders, the five members of the Board of Directors were awarded, in the aggregate, a total of 31,095 shares of restricted stock, of which one-half vested immediately and one-half will vest on the day immediately preceding the date of the 2013 Annual Meeting of Stockholders. Pursuant to the 2009 LTIP, on the date of the 2011 Annual Meeting of Stockholders, the five members of the Board of Directors were awarded, in the aggregate, a total of 31,405 shares of restricted stock, of which one-half vested immediately and one-half vested on the day immediately preceding the date of the 2012 Annual Meeting of Stockholders. Pursuant to the 2009 LTIP, on the date of the 2010 Annual Meeting of Stockholders, the five members of the Board of Directors were awarded, in the aggregate, a total of 42,735 shares of restricted stock, of which one-half vested immediately and one-half vested on the day immediately preceding the date of the 2011 Annual Meeting of Stockholders. Pursuant to elections made by two directors applicable to certain awards, the receipt of such awards totaling 32,887 shares is deferred until such directors cease to serve on our Board of Directors.

The following table sets forth our stock option activity for the year ended December 31, 2012.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding on December 31, 2011	934,013	$13.05
Granted	338,204	16.94
Exercised	(48,130)	9.16
Forfeited/Cancelled	(31,929)	13.62
Outstanding on December 31, 2012	1,192,158	$14.30	8.2	$9,836
Exercisable on December 31, 2012	427,374	$12.47	7.4	$4,310

             The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option valuation model using the weighted average assumptions in the table below.

	Year Ended December 31,
	2012	2011	2010
Black-Scholes option pricing model assumptions:
Risk free interest rate	1.0%	1.9%	2.9%
Expected life (years)	6.0	6.0	6.0
Expected volatility	56%	53%	50%
Dividend yield	-	-	-

Expected volatility is generally based on the historical volatility of our stock over the period of time equivalent to the expected term of the options granted. As a result of our Chapter 11 reorganization in 2009 for purposes of determining expected volatility in 2012, 2011 and 2010, we included consideration of the historical volatility of the share prices of our peers over the relevant time periods in addition to our historical volatility before, during and after our reorganization. We disregarded our share price for the periods during which our stock price was impacted by factors leading up to the Chapter 11 filing and during the period of the Chapter 11 reorganization proceedings because we do not expect these events to reoccur during the expected term of the options. The expected term of options granted is generally derived from historical exercise patterns over a period of time, with consideration of expected term of unvested options. However, because we do not have sufficient historical stock option exercise experience upon which to base an estimate of expected term, we used the simplified method for estimating expected term in 2012, 2011 and 2010. The risk-free interest rate is based on the interest rate on constant maturity bonds published by the Federal Reserve with a maturity commensurate with the expected term of the options granted.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $8.84, $7.97 and $5.32, respectively. The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of stock options exercised during the years ended December 31, 2012 and 2011 was $0.5 million and $0.1 million, respectively. No stock options were exercised during the year ended December 31, 2010.

The following table sets forth the activity related to our non-vested share awards for the year ended December 31, 2012.

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested share awards outstanding at December 31, 2011	185,733	$15.25
Granted	238,199	16.33
Vested	(86,834)	15.52
Forfeited	(10,146)	15.04
Non-vested share awards outstanding at December 31, 2012	326,952	$15.98

The fair value of non-vested share awards equals the market value of the underlying stock on the date of grant. The weighted-average grant-date fair value of the non-vested share awards granted during the years ended December 31, 2012, 2011 and 2010 was $16.33, $15.34 and $11.70 per share, respectively.  The total fair value of non-vested share awards that vested during the years ended December 31, 2012, 2011 2010 was $2.0 million, $0.6 million and $0.5 million, respectively.

The following table sets forth share-based compensation expense and related recognized tax benefits.

	Year Ended December 31,
	2012	2011	2010
Compensation Expense:
Stock Options	$2,621	$1,497	673
Non-vested share awards	2,096	1,012	500
Employee bonus share awards	-	-	82
Deferred Income Tax Benefit	1,726	936	429

As of December 31, 2012, $3.9 million of total unrecognized compensation expense related to outstanding stock options was expected to be recognized over a weighted-average period of 2.0 years. As of December 31, 2012, $3.4 million of total unrecognized compensation expense related to non-vested share awards was expected to be recognized over a weighted-average period of approximately 2.0  years.

401(K) Plan

We also have a 401(K) Plan that covers all employees. We match 100% of each individual participant’s contribution not to exceed 6% of the participant’s compensation. Our matching contributions are made in cash. During the years ended December 31, 2012, 2011 and 2010, we made matching contributions to the 401(K) Plan of approximately $0.8 million, $0.7 million and $0.6 million, respectively.

Employee Retention Plans

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

(13) Commitments and Contingencies

We have operating leases for office space and equipment, which expire on various dates through 2017. Future minimum commitments as of December 31, 2012 under these operating obligations are as follows (in thousands):

2013	$894
2014	960
2015	961
2016	973
2017	78
Future minimum commitments	$3,866

 Expense relating to operating obligations for the years ended December 31, 2012, 2011 and 2010 was $2.4 million, $1.8 million and $1.5 million, respectively.

We maintain restricted escrow funds in a trust for future abandonment costs at our East Bay property. The trust was originally funded with $15.0 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon completion of qualifying abandonment activities at our East Bay field. At December 31, 2012, we had $6.0 million remaining in restricted escrow funds for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our consolidated balance sheets.

We record liabilities when we deliver production that is in excess of our interest in certain properties. In addition to these imbalances, we may, from time to time, be allocated cash sales proceeds in excess of amounts that we estimate are due to us for our interest in production. These allocations may be subject to further review, may require more information to resolve or may be in dispute. In July 2010, we were notified by a purchaser of oil production from one of our non-operated fields that we were allocated, and received sales proceeds from, more oil production than we actually sold to that purchaser. These third party misallocations may date back to 2006. The oil purchaser’s initial estimate of the oil volumes misallocated to us was approximately 74,000 barrels, which may be valued at up to $6.9 million based on information provided by the oil purchaser. We have previously recorded an amount that we believe may be payable related to a potential reallocation, which amount is reflected in Accrued expenses in the accompanying condensed consolidated balance sheets as of December 31, 2012 and 2011.

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

In the ordinary course of business, we are a defendant in various routine legal proceedings. We do not expect our exposure in these proceedings, individually or in the aggregate, to have a material effect on our financial position, results of operations or liquidity.

(14) Interim Financial Information (Unaudited)

The following tables summarize our consolidated unaudited interim financial information for the years ended December 31, 2012 and 2011.

	Three Months Ended
	March 31	June 30	September 30	December 31 (1)
	(In thousands, except per share data)
2012
Revenues	$98,796	$99,270	$86,668	$138,899
Costs and expenses	71,501	68,071	67,379	86,235
Income from operations	27,295	31,199	19,289	52,664
Net income (loss)	1,503	35,401	(2,247)	24,153
Earnings (loss) per share:
Basic	$0.04	$0.90	$(0.06)	$0.62
Diluted	0.04	0.90	(0.06)	0.61

(1)    Includes the results of operations of the Hilcorp Properties, which we acquired on October 31, 2012.

	Three Months Ended
	March 31 (1)	June 30	September 30	December 31
	(In thousands, except per share data)
2011
Revenues	$67,249	$92,830	$84,884	$103,364
Costs and expenses	60,175	61,571	69,232	90,223
Income from operations	7,074	31,259	15,652	13,141
Net income (loss)	(14,509)	25,003	23,458	(7,341)
Earnings (loss) per share:
Basic	$(0.36)	$0.62	$0.59	$(0.19)
Diluted	(0.36)	0.62	0.58	(0.19)

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

Our estimates of proved reserves are based on reserve reports prepared as of December 31, 2012 by independent petroleum engineering firms Netherland, Sewell & Associates, Inc. and W.D. Von Gonten & Co. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” natural gas and crude oil reserves is very complex, requiring significant professional judgment in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the professional judgment required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

The following table sets forth our estimated net proved reserves, changes in our estimated net proved reserves and our proved developed reserves.

	Crude Oil (Mbbls)	Gas (Mmcf)	Oil Equivalent (Mboe)
Estimated Proved Reserves:
December 31, 2009	19,923	67,378	31,153
Extensions, discoveries and other additions	652	489	733
Revisions (a)	(1,016)	8,892	466
Production	(2,336)	(15,508)	(4,921)
December 31, 2010	17,223	61,251	27,431
Acquisitions (b)	7,987	8,640	9,427
Extensions, discoveries and other additions	2,266	4,664	3,043
Revisions	2,778	(6,678)	1,666
Production	(2,953)	(9,092)	(4,468)
December 31, 2011	27,301	58,785	37,099
Acquisitions (c)	16,430	115,876	35,742
Extensions, discoveries and other additions	6,388	10,241	8,095
Revisions	1,128	4,033	1,800
Production	(3,805)	(8,996)	(5,304)
December 31, 2012	47,442	179,939	77,432
Proved developed reserves:
December 31, 2010	15,974	56,410	25,376
December 31, 2011	24,791	52,739	33,581
December 31, 2012	37,908	120,687	58,022

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

(c)    Reserves acquired in the acquisitions of the Hilcorp Properties and the ST41 Interests.

Capitalized costs for oil and natural gas producing activities consist of the following:

	Year Ended December 31,
	2012	2011
	(In thousands)
Proved properties	$1,982,657	$1,049,140
Unproved properties	36,992	29,382
Accumulated depreciation, depletion and amortization	(424,520)	(303,566)
Net capitalized costs	$1,595,129	$774,956

 The following table sets forth the costs incurred associated with finding, acquiring and developing our proved oil and natural gas reserves.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Acquisitions — Proved (1)	$706,322	$261,812	$-
Acquisitions — Unproved	7,496	14	623
Exploration	43,338	17,129	31,463
Development (2)	180,938	83,577	25,643
Costs incurred	$938,094	$362,532	$57,729

(1)    Includes asset retirement obligations associated with acquisitions totaling $132.1 million and $26.4 million during the years ended December 31, 2012 and 2011, respectively.

(2)    Includes asset retirement obligations incurred associated with finding, acquiring and developing our proved oil and natural gas reserves of $1.2 million, $0.2 million and $0.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Expenditures incurred for exploratory dry holes are included in investing activities in the consolidated statements of cash flows.

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

The Standardized Measure of Discounted Future Net Cash Flows uses future cash inflows estimated using oil and natural gas prices computed by applying the use of physical pricing based on the simple average of the closing price on the first day of each of the twelve months during the fiscal year (as required by ASC 932) and by applying historical adjustments, including transportation, quality differentials, and purchaser bonuses, on an individual property basis, to the year-end quantities of estimated proved reserves. The historical adjustments applied to the computed prices are determined by comparing our historical realized price experience with the comparable historical market, or posted, price. These adjustments can vary significantly over time both in amount and as a percentage of the posted price, especially related to our oil prices during periods when the market price for oil varies widely. The price adjustments reflected in our computed reserve prices may not represent the amount of price adjustments we may actually obtain in the future when we sell our production, nor do they give effect to any hedging transactions that we may enter into. Future cash inflows were reduced by estimated future development, abandonment and production costs based on period-end costs with the assumption of the continuation of existing economic conditions in order to arrive at net cash flows before tax. Future income tax expense has been computed by applying period-end statutory tax rates to aggregate future net cash flows, reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% annual discount rate in computing Standardized Measure of Discounted Future Net Cash Flows is required by ASC 932.

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Future cash inflows	$5,401,290	$3,133,430
Future production costs	(1,823,303)	(1,141,297)
Future development costs (1)	(936,580)	(437,074)
Future income taxes	(537,546)	(322,454)
Future net cash flows after income taxes	2,103,861	1,232,605
10% annual discount for estimated timing of cash flows	(529,579)	(356,436)
Standardized measure of discounted future net cash flows	$1,574,282	$876,169

(1)

Development costs for the year ended December 31, 2012, include $466.9 million of estimated abandonment and decommissioning costs, net of $32.6 million of estimated salvage values.  Development costs for the year ended December 31, 2011 include  $203.7 million of estimated abandonment and decommissioning costs, net of $30.6 million of estimated salvage values.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Beginning of the period	$876,169	$359,458
Sales and transfers of oil and natural gas produced, net of production costs	(317,059)	(266,120)
Net changes in prices and production costs	(244,824)	461,719
Purchase of minerals in place	797,085	230,471
Extensions, discoveries and improved recoveries, net of future production costs	452,258	139,757
Revision of quantity estimates	55,133	54,329
Previously estimated development costs incurred during the period	39,321	27,066
Changes in estimated future development costs	746	24,662
Changes in production rates (timing) and other	(14,157)	(25,655)
Accretion of discount	110,070	41,307
Net change in income taxes	(180,460)	(170,825)
Net increase (decrease)	698,113	516,711
End of period	$1,574,282	$876,169

At December 31, 2012 and 2011, the computation of the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves was based on the following computed prices:

	2012	2011
per barrel of oil	$105.13	$108.48
per Mcf for natural gas	$2.92	$4.16

(16) Supplemental Condensed Consolidating Financial Information

In connection with the offering of the 2011 Senior Notes and the 2012 Senior Notes described in Note 7, all of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries) each of which is 100% owned by EPL Oil & Gas, Inc. (the “Guarantor Subsidiaries”) jointly and severally guarantee the payment obligations under our 2011 Senior Notes and 2012 Senior Notes. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Guarantor Subsidiary can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the 2011 Senior Notes and the 2012 Senior Notes.  So long as other applicable provisions of the indentures are adhered to, these customary circumstances include: when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, or when the Guarantor Subsidiary is sold or sells all of its assets. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for EPL Oil & Gas, Inc. (Parent Company Only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,521	$-	$-	$1,521
Trade accounts receivable - net	66,994	997	-	67,991
Intercompany receivables	55,575	-	(55,575)	-
Fair value of commodity derivative instruments	3,302	-		3,302
Deferred tax asset	3,322	-	-	3,322
Prepaid expenses	9,873	-		9,873
Total current assets	140,587	997	(55,575)	86,009
Property and equipment	1,754,294	271,353	-	2,025,647
Less accumulated depreciation, depletion, amortization and impairments	(353,526)	(74,054)	-	(427,580)
Net property and equipment	1,400,768	197,299	-	1,598,067
Investment in affiliates	111,191	-	(111,191)	-
Restricted cash	6,023	-	-	6,023
Fair value of commodity derivative instruments	211	-	-	211
Deferred financing costs	12,386	-	-	12,386
Other assets	2,841	90	-	2,931
Total assets	$1,674,007	$198,386	$(166,766)	$1,705,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,740	$32	$-	$34,772
Intercompany payables	-	55,575	(55,575)	-
Accrued expenses	117,245	127	-	117,372
Asset retirement obligations	23,982	6,197	-	30,179
Fair value of commodity derivative instruments	10,026	-	-	10,026
Total current liabilities	185,993	61,931	(55,575)	192,349
Long-term debt	689,911	-	-	689,911
Asset retirement obligations	187,790	17,141	-	204,931
Deferred tax liabilities	59,571	8,123	-	67,694
Fair value of commodity derivative instruments	3,637	-	-	3,637
Other	1,132	-	-	1,132
Total liabilities	1,128,034	87,195	(55,575)	1,159,654
Stockholders’ equity:
Preferred stock	-	-	-	-
Common stock	40	-	-	40
Additional paid-in capital	510,469	85,479	(85,479)	510,469
Treasury stock, at cost	(20,477)	-	-	(20,477)
Retained earnings (accumulated deficit)	55,941	25,712	(25,712)	55,941
Total stockholders’ equity	545,973	111,191	(111,191)	545,973
Total liabilities and stockholders' equity	$1,674,007	$198,386	$(166,766)	$1,705,627

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$80,128	$-	$-	$80,128
Trade accounts receivable - net	31,686	131	-	31,817
Intercompany receivables	62,196	-	(62,196)	-
Fair value of commodity derivative instruments	587	-	-	587
Prepaid expenses	11,046	-	-	11,046
Total current assets	185,643	131	(62,196)	123,578
Property and equipment	833,932	248,316	-	1,082,248
Less accumulated depreciation, depletion, amortization and impairments	(251,948)	(53,162)	-	(305,110)
Net property and equipment	581,984	195,154	-	777,138
Investment in affiliates	91,768	-	(91,768)	-
Notes receivable, long-term	-	69,000	(69,000)	-
Restricted cash	6,023	-	-	6,023
Deferred financing costs	5,452	-	-	5,452
Other assets	3,029	-	-	3,029
Total assets	$873,899	$264,285	$(222,964)	$915,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,380	$1,013	$-	$25,393
Intercompany payables	-	62,196	(62,196)	-
Accrued expenses	58,538	-	-	58,538
Asset retirement obligations	16,178	9,400	-	25,578
Fair value of commodity derivative instruments	1,056	-	-	1,056
Deferred tax liabilities	2,823	-	-	2,823
Total current liabilities	102,975	72,609	(62,196)	113,388
Long-term debt	204,390	69,000	(69,000)	204,390
Asset retirement obligations	50,805	22,964	-	73,769
Deferred tax liabilities	23,831	7,944	-	31,775
Fair value of commodity derivative instruments	190	-	-	190
Other	663	-	-	663
Total liabilities	382,854	172,517	(131,196)	424,175
Stockholders’ equity:
Preferred stock	-	3	(3)	-
Common stock	40	98	(98)	40
Additional paid-in capital	505,235	84,900	(84,900)	505,235
Treasury stock	(11,361)	-	-	(11,361)
Retained earnings (accumulated deficit)	(2,869)	6,767	(6,767)	(2,869)
Total stockholders’ equity	491,045	91,768	(91,768)	491,045
Total liabilities and stockholders' equity	$873,899	$264,285	$(222,964)	$915,220

Supplemental Condensed Consolidating Statement of Operations

Year Ended December 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$318,749	$103,780	$-	$422,529
Other	15,152	952	(15,000)	1,104
Total revenue	333,901	104,732	(15,000)	423,633
Costs and expenses:
Lease operating	71,002	23,848	-	94,850
Transportation	611	4	-	615
Exploration expenditures and dry hole costs	18,790	9	-	18,799
Impairments	8,883	-	-	8,883
Depreciation, depletion and amortization	92,689	20,892	-	113,581
Accretion of liability for asset retirement obligations	10,551	5,014	-	15,565
General and administrative	22,845	15,363	(15,000)	23,208
Taxes, other than on earnings	1,162	11,845	-	13,007
Other	5,496	(818)	-	4,678
Total costs and expenses	232,029	76,157	(15,000)	293,186
Income from operations	101,872	28,575	-	130,447
Other income (expense):
Interest income	136	-	-	136
Interest expense	(28,568)	-	-	(28,568)
Loss on derivative instruments	(13,305)	-	-	(13,305)
Income from equity investments	18,945	-	(18,945)	-
Total other income (expense)	(22,792)	-	(18,945)	(41,737)
Income before provision for income taxes	79,080	28,575	(18,945)	88,710
Provision for income taxes:
Current	-	-	-	-
Deferred	(20,270)	(9,630)	-	(29,900)
Total provision for income taxes	(20,270)	(9,630)	-	(29,900)
Net income	$58,810	$18,945	$(18,945)	$58,810

Supplemental Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$245,567	$102,640	$-	$348,207
Other	15,007	113	(15,000)	120
Total revenue	260,574	102,753	(15,000)	348,327
Costs and expenses:
Lease operating	51,618	18,663	-	70,281
Transportation	766	13	-	779
Exploration expenditures and dry hole costs	14,045	223	-	14,268
Impairments	32,532	(66)	-	32,466
Depreciation, depletion and amortization	82,168	22,456		104,624
Accretion of liability for asset retirement obligations	9,013	6,929		15,942
General and administrative	18,281	15,460	(15,000)	18,741
Taxes, other than on earnings	(733)	15,098	-	14,365
Other	9,940	(205)	-	9,735
Total costs and expenses	217,630	78,571	(15,000)	281,201
Income from operations	42,944	24,182	-	67,126
Other income (expense):
Interest income	102	-	-	102
Interest expense	(17,548)	-	-	(17,548)
Loss on derivative instruments	(5,870)	-	-	(5,870)
Loss on early extinguishment of debt	(2,377)	-	-	(2,377)
Income from equity investments	15,532	-	(15,532)	-
Total other income (expense)	(10,161)	-	(15,532)	(25,693)
Income before provision for income taxes	32,783	24,182	(15,532)	41,433
Provision for income taxes:
Current	-	-	-	-
Deferred	(6,172)	(8,650)	-	(14,822)
Total provision for income taxes	(6,172)	(8,650)	-	(14,822)
Net income	$26,611	$15,532	$(15,532)	$26,611

Supplemental Condensed Consolidating Statement of Operations

Year Ended December 31, 2010

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$171,176	$68,594	$-	$239,770
Other	15,008	131	(15,000)	139
Total revenue	186,184	68,725	(15,000)	239,909
Costs and expenses:
Lease operating	34,004	18,361	-	52,365
Transportation	1,306	-	-	1,306
Exploration expenditures and dry hole costs	3,237	3,204		6,441
Impairments	25,478	664		26,142
Depreciation, depletion and amortization	83,672	20,889		104,561
Accretion of liability for asset retirement obligations	6,018	6,827	-	12,845
General and administrative	17,737	15,341	(15,000)	18,078
Taxes, other than on earnings	681	9,452	-	10,133
Other	897	(168)	-	729
Total costs and expenses	173,030	74,570	(15,000)	232,600
Income from operations	13,154	(5,845)	-	7,309
Other income (expense):
Interest income	113	-	-	113
Interest expense	(9,807)	-	-	(9,807)
Loss on derivative instruments	(4,865)			(4,865)
Loss on early extinguishment of debt	(5,627)			(5,627)
Loss from equity investments	(3,846)	-	3,846	-
Total other income (expense)	(24,032)	-	3,846	(20,186)
Loss before provision for income taxes	(10,878)	(5,845)	3,846	(12,877)
Provision for income taxes:
Current	-	-	-	-
Deferred	2,410	1,999	-	4,409
Total provision for income taxes	2,410	1,999	-	4,409
Net income (loss)	$(8,468)	$(3,846)	$3,846	$(8,468)

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$190,851	$23,020	$-	$213,871
Cash flows provided by (used in) investing activities:
Property acquisitions	(575,372)	(3,000)	-	(578,372)
Exploration and development expenditures	(165,308)	(19,542)	-	(184,850)
Other property and equipment additions	(1,265)	(478)	-	(1,743)
Net cash used in investing activities	(741,945)	(23,020)	-	(764,965)
Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	509,313	-	-	509,313
Repayments of indebtedness	(20,000)	-	-	(20,000)
Deferred financing costs	(8,469)	-	-	(8,469)
Purchase of shares into treasury	(8,798)	-	-	(8,798)
Exercise of stock options	441	-	-	441
Net cash provided by financing activities	472,487	-	-	472,487
Net decrease in cash and cash equivalents	(78,607)	-	-	(78,607)
Cash and cash equivalents at beginning of period	80,128	-	-	80,128
Cash and cash equivalents at end of period	$1,521	$-	$-	$1,521

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$136,245	$35,007	$-	$171,252
Cash flows provided by (used in) investing activities:
Decrease in restricted cash	2,466	-	-	2,466
Property acquisitions	(235,486)	-	-	(235,486)
Exploration and development expenditures	(40,996)	(35,007)	-	(76,003)
Other property and equipment additions	(1,568)	-	-	(1,568)
Net cash used in investing activities	(275,584)	(35,007)	-	(310,591)
Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	203,794	-	-	203,794
Deferred financing costs	(6,646)	-	-	(6,646)
Purchase of shares into treasury	(11,353)	-	-	(11,353)
Exercise of stock options	119	-	-	119
Net cash provided by financing activities	185,914	-	-	185,914
Net increase in cash and cash equivalents	46,575	-	-	46,575
Cash and cash equivalents at beginning of period	33,553	-	-	33,553
Cash and cash equivalents at end of period	$80,128	$-	$-	$80,128

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$84,613	$42,767	$-	$127,380
Cash flows provided by (used in) investing activities:
Decrease in restricted cash	13,658	-	-	13,658
Exploration and development expenditures	(15,416)	(42,767)	-	(58,183)
Other property and equipment additions	(755)	-	-	(755)
Property acquisitions	(623)	-	-	(623)
Net cash used in investing activities	(3,136)	(42,767)	-	(45,903)
Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	20,394	-	-	20,394
Repayments of indebtedness	(94,882)	-	-	(94,882)
Deferred financing costs	(181)	-	-	(181)
Net cash used in financing activities	(74,669)	-	-	(74,669)
Net increase in cash and cash equivalents	6,808	-	-	6,808
Cash and cash equivalents at beginning of period	26,745	-	-	26,745
Cash and cash equivalents at end of period	$33,553	$-	$-	$33,553

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item  9A.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In connection with our annual evaluation of internal control over financial reporting, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness as of December 31, 2012, of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our internal controls over financial reporting were effective as of December 31, 2012.

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of December 31, 2012. See “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Except as set forth below, for information required by Item 10 regarding our directors and executive officers, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about April 30, 2013, which will be filed with the SEC and is incorporated herein by reference.

Code of Ethics

We have adopted a Corporate Code of Business Conduct and Ethics that applies to all directors and employees, including our principle executive, financial and accounting officers. A copy of the code is available on our website at www.eplweb.com. A copy of the code is also available, at no cost, by writing to our Corporate Secretary at 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana, 70170. We will post on our website any waiver of the code granted to any of our directors or executive officers promptly following the date of the amendment or waiver. No such waiver has ever been sought or granted.

Item 11.          Executive Compensation

For information required by Item 11, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about April 30, 2013, which will be filed with the SEC and is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, for information required by Item 12, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about April 30, 2013, which will be filed with the SEC and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information contained in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this Annual Report is incorporated by reference.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about April 30, 2013, which will be filed with the SEC and is incorporated herein by reference.

Item 14.          Principal Accountant Fees and Services

For information required by Item 14, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about April 30, 2013, which will be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15.          Exhibits and Financial Statement Schedules

(a) Documents to be filed as part of this Annual Report

1. Financial Statements

The following items are included in Part II, Item 8 this Annual Report:

•    Independent Registered Public Accounting Firms’ Reports

•     Consolidated Balance Sheets as of December 31, 2012 and 2011

•     Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

•    Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010

 •   Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

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

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	5/6/2010

2.1	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	1/18/2011

2.2	Purchase and Sale Agreement dated October 28, 2011, by and between Stone Energy Offshore, LLC and Energy Partners, Ltd.	8-K	001-16179	2.2	11/2/2011

2.3	Purchase and Sale Agreement between Hilcorp Energy GOM Holdings, LLC, as Seller and EPL Oil & Gas, Inc., as Buyer, dated September 14, 2012	8-K	001-16179	2.1	9/18/2012

2.4	Purchase and Sale Agreement dated May 15, 2012, by and between W&T Offshore, Inc. and Energy Partners, Ltd.	8-K	001-16179	2.1	5/21/2012

3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	9/21/2009	X

3.2	Third Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.1	10/18/2012

3.3	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012

3.4

Composite copy of the Amended and Restated Certificate of Incorporation of EPL Oil & Gas, Inc., reflecting all amendments through September 1, 2012, the effective date of the certificate of ownership and merger

						X

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	2/15/2011

4.2	Supplemental Indenture by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, the other Guarantors named therein and U.S. Bank National Association, as Trustee dated March 14, 2011	S-4	333-175567	4.2	7/14/2011

4.3

Second Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a  Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012

						X

4.4	Indenture by and among EPL Oil & Gas, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, dated October 25, 2012	8-K	001-16179	4.1	10/30/2012

4.5

First Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012

						X

10.1	Registration Rights Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the initial purchasers named therein dated February 14, 2011	8-K	001-16179	10.1	2/15/2011

10.2	Registration Rights Agreement, by and among EPL Oil & Gas, Inc., the Guarantors named therein and the initial purchasers named therein dated October 25, 2012	8-K	001-16179	10.1	10/30/2012

10.3	Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	8-K	001-16179	10.1	11/6/2012

10.4	Exchange Agreement between Energy Partners, Ltd. and Mellon Investor Services LLC (operating with the service name BNY Shareowner Services), as Agent dated September 15, 2009	8-K	001-16179	10.4	9/25/2009

10.5†	Change of Control Severance Plan effective as of March 24, 2005	8-K	001-16179	10.2	3/30/2005

10.6†	First Amendment to Change of Control Severance Plan effective as of September 13, 2006	8-K	001-16179	10.3	9/14/2006

10.7†	Second Amendment to Change of Control Severance Plan effective as of April 16, 2008	8-K	001-16179	10.3	5/8/2008

10.8†	Third Amendment to Change of Control Severance Plan dated November 13, 2008	8-K	001-16179	10.2	11/14/2008

10.9†	Fourth Amendment to Change of Control Severance Plan dated November 13, 2008	10-K	001-16179	10.8	3/11/2010

10.10†	Fifth Amendment to Change of Control Severance Plan	10-Q	001-16179	10.2	8/5/2010

10.11	Term sheet with the United States Department of the Interior, Minerals Management Service dated April 30, 2009	10-K	001-16179	10.6	8/5/2009

10.12†	Employment Agreement dated as of October 1, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.1	10/6/2009

10.13†	First Amendment to Employment Agreement dated as of April 12, 2010 between Energy Partners, Ltd. and Gary Hanna	10-Q	001-16179	10.3	8/5/2010

10.14†	Option Award Agreement dated as of September 30, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	10/6/2009

10.15†	Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.5	8/5/2009

10.16†	Energy Partners, Ltd. 2009 Long Term Incentive Plan	S-8	333-162185	4.5	9/29/2009

10.17†	First Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	10-K	001-16179	10.23	3/8/2012

10.18†	Form of 2009 Long Term Incentive Plan Option Award Agreement	8-K	001-16179	10.5	9/25/2009

10.19†	Form of 2009 Long Term Incentive Plan Restricted Stock Agreement	8-K	001-16179	10.6	9/25/2009

10.20†	Form of Indemnification Agreement for Directors	8-K	001-16179	10.1	11/24/2009

10.21†	Form of Indemnification Agreement for Officers	8-K	001-16179	10.2	11/24/2009

10.22†	Energy Partners, Ltd. Board Compensation Program	8-K	001-16179	10.1	11/12/2009

10.23†	Second Amended and Restated Stock and Deferral Plan for Non-Employee Directors, dated as of November 6, 2009	8-K	001-16179	10.2	11/12/2009

10.24†	Form of Director Deferred Share Agreement	8-K	001-16179	10.3	11/12/2009

10.25†	Employment Agreement dated as of February 1, 2012 between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.24	3/8/2012

16.1	Letter from KPMG LLP dated July 1, 2010, addressed to the Securities and Exchange Commission	8-K	001-16179	16.1	7/1/2010

21.1	Subsidiaries of EPL Oil & Gas, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Netherland, Sewell & Associates, Inc					X

23.3	Consent of W.D. Von Gonten & Co.					X

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

99.1	Report of Independent Petroleum Engineers (Netherland, Sewell & Associates, Inc) dated as of February 19, 2013					X

99.2	Report of Independent Petroleum Engineers (W.D. Von Gonten & Co.) dated as of February 19, 2013					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Dated: March 7, 2013	EPL OIL & GAS, INC.

	By:	/s/ GARY C. HANNA
Gary C. Hanna
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY C. HANNA	President, Chief Executive Officer and	March 7, 2013
Gary C. Hanna	Director (Principal Executive Officer)

/S/ TIFFANY J. THOM	Senior Vice President and Chief Financial	March 7, 2013
Tiffany J. Thom	Officer (Principal Financial Officer)

/S/ DAVID P. CEDRO	Senior Vice President, Chief Accounting	March 7, 2013
David P. Cedro	Officer, Treasurer and Secretary
(Principal Accounting Officer)

/S/ CHARLES O. BUCKNER	Director	March 7, 2013
Charles O. Buckner

/S/ SCOTT A. GRIFFITHS	Director	March 7, 2013
Scott A. Griffiths

/S/ MARC MCCARTHY	Director	March 7, 2013
Marc McCarthy

/S/ STEVEN J. PULLY	Director	March 7, 2013
Steven J. Pully

/S/ WILLIAM F. WALLACE	Director	March 7, 2013
William F. Wallace

INDEX TO EXHIBITS

The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	5/6/2010

2.1	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	1/18/2011

2.2	Purchase and Sale Agreement dated October 28, 2011, by and between Stone Energy Offshore, LLC and Energy Partners, Ltd.	8-K	001-16179	2.2	11/2/2011

2.3	Purchase and Sale Agreement between Hilcorp Energy GOM Holdings, LLC, as Seller and EPL Oil & Gas, Inc., as Buyer, dated September 14, 2012	8-K	001-16179	2.1	9/18/2012

2.4	Purchase and Sale Agreement dated May 15, 2012, by and between W&T Offshore, Inc. and Energy Partners, Ltd.	8-K	001-16179	2.1	5/21/2012

3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	9/21/2009	X

3.2	Third Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.1	10/18/2012

3.3	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012

3.4

Composite copy of the Amended and Restated Certificate of Incorporation of EPL Oil & Gas, Inc., reflecting all amendments through September 1, 2012, the effective date of the certificate of ownership and merger

						X

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	2/15/2011

4.2	Supplemental Indenture by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, the other Guarantors named therein and U.S. Bank National Association, as Trustee dated March 14, 2011	S-4	333-175567	4.2	7/14/2011

4.3

Second Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a  Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012

						X

4.4	Indenture by and among EPL Oil & Gas, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, dated October 25, 2012	8-K	001-16179	4.1	10/30/2012

4.5

First Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012

						X

10.1	Registration Rights Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the initial purchasers named therein dated February 14, 2011	8-K	001-16179	10.1	2/15/2011

10.2	Registration Rights Agreement, by and among EPL Oil & Gas, Inc., the Guarantors named therein and the initial purchasers named therein dated October 25, 2012	8-K	001-16179	10.1	10/30/2012

10.3	Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	8-K	001-16179	10.1	11/6/2012

10.4	Exchange Agreement between Energy Partners, Ltd. and Mellon Investor Services LLC (operating with the service name BNY Shareowner Services), as Agent dated September 15, 2009	8-K	001-16179	10.4	9/25/2009

10.5†	Change of Control Severance Plan effective as of March 24, 2005	8-K	001-16179	10.2	3/30/2005

10.6†	First Amendment to Change of Control Severance Plan effective as of September 13, 2006	8-K	001-16179	10.3	9/14/2006

10.7†	Second Amendment to Change of Control Severance Plan effective as of April 16, 2008	8-K	001-16179	10.3	5/8/2008

10.8†	Third Amendment to Change of Control Severance Plan dated November 13, 2008	8-K	001-16179	10.2	11/14/2008

10.9†	Fourth Amendment to Change of Control Severance Plan dated November 13, 2008	10-K	001-16179	10.8	3/11/2010

10.10†	Fifth Amendment to Change of Control Severance Plan	10-Q	001-16179	10.2	8/5/2010

10.11	Term sheet with the United States Department of the Interior, Minerals Management Service dated April 30, 2009	10-K	001-16179	10.6	8/5/2009

10.12†	Employment Agreement dated as of October 1, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.1	10/6/2009

10.13†	First Amendment to Employment Agreement dated as of April 12, 2010 between Energy Partners, Ltd. and Gary Hanna	10-Q	001-16179	10.3	8/5/2010

10.14†	Option Award Agreement dated as of September 30, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	10/6/2009

10.15†	Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.5	8/5/2009

10.16†	Energy Partners, Ltd. 2009 Long Term Incentive Plan	S-8	333-162185	4.5	9/29/2009

10.17†	First Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	10-K	001-16179	10.23	3/8/2012

10.18†	Form of 2009 Long Term Incentive Plan Option Award Agreement	8-K	001-16179	10.5	9/25/2009

10.19†	Form of 2009 Long Term Incentive Plan Restricted Stock Agreement	8-K	001-16179	10.6	9/25/2009

10.20†	Form of Indemnification Agreement for Directors	8-K	001-16179	10.1	11/24/2009

10.21†	Form of Indemnification Agreement for Officers	8-K	001-16179	10.2	11/24/2009

10.22†	Energy Partners, Ltd. Board Compensation Program	8-K	001-16179	10.1	11/12/2009

10.23†	Second Amended and Restated Stock and Deferral Plan for Non-Employee Directors, dated as of November 6, 2009	8-K	001-16179	10.2	11/12/2009

10.24†	Form of Director Deferred Share Agreement	8-K	001-16179	10.3	11/12/2009

10.25†	Employment Agreement dated as of February 1, 2012 between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.24	3/8/2012

16.1	Letter from KPMG LLP dated July 1, 2010, addressed to the Securities and Exchange Commission	8-K	001-16179	16.1	7/1/2010

21.1	Subsidiaries of EPL Oil & Gas, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Netherland, Sewell & Associates, Inc					X

23.3	Consent of W.D. Von Gonten & Co.					X

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

99.1	Report of Independent Petroleum Engineers (Netherland, Sewell & Associates, Inc) dated as of February 19, 2013					X

99.2	Report of Independent Petroleum Engineers (W.D. Von Gonten & Co.) dated as of February 19, 2013					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X