Form 10-Q
period 2013-03-31
EPL OIL & GAS, INC.
filed 2013-05-02
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 26, 2013, there were 39,256,817 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,325	$1,521
Trade accounts receivable - net	74,464	67,991
Fair value of commodity derivative instruments	840	3,302
Deferred tax asset	5,117	3,322
Prepaid expenses	8,206	9,873
Total current assets	91,952	86,009
Property and equipment, at cost, under the successful efforts method of accounting	2,051,435	2,025,647
Less accumulated depreciation, depletion, amortization and impairments	(459,894)	(427,580)
Net property and equipment	1,591,541	1,598,067
Restricted cash	6,023	6,023
Fair value of commodity derivative instruments	15	211
Deferred financing costs -- net of accumulated amortization of $3,322 at March 31, 2013 and
$2,596 at December 31, 2012	12,064	12,386
Other assets	2,721	2,931
Assets held for sale	35,242	-
Total assets	$1,739,558	$1,705,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,279	$34,772
Accrued expenses	109,244	117,372
Asset retirement obligations	29,363	30,179
Fair value of commodity derivative instruments	14,583	10,026
Liabilities associated with assets held for sale	7,037	-
Total current liabilities	183,506	192,349
Long-term debt	680,502	689,911
Asset retirement obligations	203,985	204,931
Deferred tax liabilities	86,009	67,694
Fair value of commodity derivative instruments	3,805	3,637
Other	1,226	1,132
Liabilities associated with assets held for sale	4,220	-
Total liabilities	1,163,253	1,159,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; no shares issued
and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, par value $0.001 per share. Authorized 75,000,000 shares; shares issued: 40,779,030 and 40,601,887 at March 31, 2013 and December 31, 2012,
respectively; shares outstanding: 39,256,817 and 39,103,203 at March 31, 2013
and December 31, 2012, respectively	40	40
Additional paid-in capital	512,340	510,469
Treasury stock, at cost, 1,522,213 and 1,498,684 shares at March 31, 2013 and
December 31, 2012, respectively	(21,053)	(20,477)
Retained earnings	84,978	55,941
Total stockholders’ equity	576,305	545,973
Total liabilities and stockholders' equity	$1,739,558	$1,705,627

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Oil and natural gas	$180,984	$98,772
Other	1,365	24
Total revenue	182,349	98,796
Costs and expenses:
Lease operating	41,579	18,411
Transportation	650	151
Exploration expenditures and dry hole costs	1,933	14,309
Impairments	42	2,314
Depreciation, depletion and amortization	46,522	23,908
Accretion of liability for asset retirement obligations	6,032	3,148
General and administrative	7,092	5,344
Taxes, other than on earnings	2,860	3,741
Other	2,947	175
Total costs and expenses	109,657	71,501
Income from operations	72,692	27,295
Other income (expense):
Interest income	10	38
Interest expense	(13,095)	(4,874)
Loss on derivative instruments	(13,951)	(20,062)
Total other income (expense)	(27,036)	(24,898)
Income before income taxes	45,656	2,397
Deferred income tax expense	(16,619)	(894)
Net income	29,037	1,503
Basic earnings per share	$0.74	$0.04
Diluted earnings per share	$0.73	$0.04
Weighted average common shares used in computing earnings per share:
Basic	38,823	39,121
Diluted	39,204	39,298

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$29,037	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	46,522	23,908
Accretion of liability for asset retirement obligations	6,032	3,148
Unrealized loss on derivative contracts	7,383	16,542
Non-cash compensation	1,612	991
Deferred income taxes	16,519	594
Exploration expenditures	(87)	2,637
Impairments	42	2,314
Amortization of deferred financing costs and discount on debt	1,318	500
Other	2,960	168
Changes in operating assets and liabilities:
Trade accounts receivable	(6,473)	(2,516)
Prepaid expenses	1,667	5,111
Other assets	210	(4)
Accounts payable and accrued expenses	(21,361)	11,247
Asset retirement obligation settlements	(7,139)	(9,082)
Net cash provided by operating activities	78,242	57,061
Cash flows used in investing activities:
Property acquisitions	(2,210)	(88)
Exploration and development expenditures	(63,577)	(41,505)
Other property and equipment additions	(485)	(504)
Net cash used in investing activities	(66,272)	(42,097)
Cash flows provided by (used in) financing activities:
Repayment of indebtedness	(10,000)	-
Deferred financing costs	(405)	(4)
Purchase of shares into treasury	-	(3,668)
Exercise of stock options	239	-
Net cash provided by (used in) financing activities	(10,166)	(3,672)
Net increase (decrease) in cash and cash equivalents	1,804	11,292
Cash and cash equivalents at beginning of period	1,521	80,128
Cash and cash equivalents at end of period	$3,325	$91,420

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

The financial information as of March 31, 2013 and for the three-month periods ended March 31, 2013 and March 31, 2012 has not been audited. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) Acquisitions and Dispositions

Subsequent Events – Sale of Non-Operated Bay Marchand Asset

On April 2, 2013, we sold certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the non-operated Bay Marchand field (the “BM Interests”) to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $11.3 million resulting in total consideration of $62.8 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date. The following table summarizes the carrying amount of the net assets held for sale reported in our condensed consolidated balance sheet at March 31, 2013.

(In thousands)
Net property and equipment	$35,242
Asset retirement obligations	(4,220)
Other liabilities	(7,037)
Net assets held for sale	$23,985

The cash proceeds from this sale of assets are on deposit with a qualified intermediary in contemplation of a potential tax-deferred exchange of properties.  However, there can be no assurance that we will successfully execute such an exchange. If not used in connection with the second step of an exchange, these amounts become unrestricted in May 2013.

The Hilcorp Acquisition

On October 31, 2012,  we acquired from Hilcorp Energy GOM Holdings, LLC (“Hilcorp”) 100% of the membership interests of Hilcorp Energy GOM, LLC (the “Hilcorp Acquisition”), which owned certain shallow water Gulf of Mexico shelf oil and natural gas interests (the “Hilcorp Properties”), for $550 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  As of December 31, 2012, the Hilcorp Properties had estimated proved reserves of approximately 37.2 Mmboe, of which 49% were oil and 58% were proved developed reserves.  The primary factors considered by management in acquiring the Hilcorp Properties include the belief that the Hilcorp Acquisition provides an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise on the Gulf of Mexico shelf.  The Hilcorp Acquisition also provides us with access to infrastructure and extensive acreage, with significant exploitation and development potential.

The Hilcorp Acquisition was financed with cash on hand, the net proceeds from the sale of $300.0 million in aggregate principal amount of 8.25% senior notes due 2018 (“the 2012 Senior Notes”) and borrowings under our expanded senior credit facility. The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act.  After deducting the initial purchasers’ discount, we realized net proceeds of  $289.5 million.  See Note 5, “Indebtedness,” for more information regarding our 2012 Senior Notes.

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

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects final adjustments to purchase price provided for by the purchase and sale agreement of approximately $0.7 million to reflect an economic effective date of April 1, 2012.

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

Results of Operations and Pro Forma Information

The following table sets forth revenues and lease operating expenses attributable to the Hilcorp Properties and the ST41 Interests.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Hilcorp Properties:
Revenue	$55,510	$-
Lease operating expenses	$19,068	$-
ST 41 Interests:
Revenue	$3,098	$-
Lease operating expenses	$608	$-

We have determined that the presentation of net income attributable to the Hilcorp Properties and the ST41 Interests is impracticable due to the integration of the related operations upon acquisition.

The following supplemental pro forma information presents consolidated results of operations as if the Hilcorp Acquisition and the ST41 Acquisition had occurred on January 1, 2011. The supplemental unaudited pro forma information was derived from a) our historical consolidated statements of operations, b) the statements of operations of Hilcorp Energy GOM, LLC and c) the statements of revenues and direct operating expenses for the ST41 Interests, which were derived from our historical accounting records. This information does not purport to be indicative of results of operations that would have occurred had the acquisitions occurred on January 1, 2011, nor is such information indicative of any expected future results of operations.

Pro Forma
Three Months Ended
March 31,
2012

Revenue	$156,626
Net income	$2,263
Basic earnings per share	$0.06
Diluted earnings per share	$0.06

 (3) Earnings per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except for share data)
Income (numerator):
Net income	$29,037	$1,503
Net income attributable to participating securities	(290)	(9)
Net income attributable to common shares	$28,747	$1,494
Weighted average shares (denominator):
Weighted average shares—basic	38,823	39,121
Dilutive effect of stock options	381	177
Weighted average shares—diluted	39,204	39,298
Basic earnings per share	$0.74	$0.04
Diluted earnings per share	$0.73	$0.04

The following table indicates the number of shares underlying outstanding stock-based awards excluded from the computation of dilutive weighted average shares because their effect was antidilutive for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Weighted average shares	167	570

(4) Asset Retirement Obligations

The following table reconciles the beginning and ending aggregate recorded amount of our asset retirement obligations.

Three Months Ended
March 31, 2013
(in thousands)
Balance at December 31, 2012	$235,110
Accretion expense	6,032
Liabilities incurred	191
Revisions	3,374
Liability associated with assets held for sale	(4,220)
Liabilities settled	(7,139)
Balance at March 31, 2013	233,348
Less: End of period, current portion	29,363
End of period, noncurrent portion	$203,985

(5) Indebtedness

The following table sets forth our indebtedness.

	March 31, 2013	December 31, 2012
	(In thousands)
8.25% senior notes issued February 14, 2011, face amount of $210.0 million, interest rate of
8.25% payable semi-annually, in arrears on February 15 and August 15 of each year,
maturity date February 15, 2018	$205,319	$205,125
8.25% senior notes issued October 25, 2012, face amount of $300.0 million, interest rate of
8.25% payable semi-annually, in arrears on February 15 and August 15 of each year,
maturity date February 15, 2018	290,183	289,786
Senior credit facility, interest rate based on base rate or LIBOR plus a floating spread, maturity
date October 31, 2016	185,000	195,000
Total indebtedness	680,502	689,911
Current portion of indebtedness	-	-
Noncurrent portion of indebtedness	$680,502	$689,911

2011 Senior Notes

On February 14, 2011, we issued $210.0 million in aggregate principal amount of our 8.25% senior notes due 2018 (the “2011 Senior Notes”) under an Indenture dated as of February 14, 2011 (the “2011 Indenture”). We used the net proceeds from the offering of the 2011 Senior Notes of $202.0 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system from Anglo-Suisse Offshore Partners, LLC (“ASOP”) for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011(the “ASOP Acquisition”). The 2011 Senior Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due semi-annually, in arrears, on February 15th and August 15th of each year, commencing on

August 15, 2011. The 2011 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 2011 Senior Notes will mature on February 15, 2018. The effective interest rate on the 2011 Senior Notes is approximately 9.0%. For additional information regarding the 2011 Senior Notes, see Note 7, “Indebtedness,” of our 2012 Annual Report.

2012 Senior Notes

On October 25, 2012, we issued $300.0 million in aggregate principal amount of our 2012 Senior Notes under an Indenture dated as of October 25, 2012 (the “2012 Indenture”).  As described in Note 2, “Acquisitions,” we used the net proceeds from the offering of the 2012 Senior Notes of $289.5 million, after deducting the initial purchasers’ discount, to fund a portion of the Hilcorp Acquisition.  The 2012 Senior Notes bear interest from August 15, 2012 at an annual rate of 8.25% with interest due semi-annually, in arrears on February 15th and August 15th of each year commencing on February 15, 2013. The purchase price of the 2012 Senior Notes included $4.8 million of accrued interest for the period from August 15, 2012 to October 25, 2012, which we recorded as interest payable. The 2012 Senior Notes are fully and unconditionally guaranteed on a senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 2012 Senior Notes mature on February 15, 2018. The effective interest rate on the 2012 Senior Notes is approximately 9.2%.

The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act, or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. The 2012 Senior Notes have terms that are substantially identical to the terms of our 2011 Senior Notes.   However, the 2012 Senior Notes were issued under a different indenture as a separate class of securities and therefore, until exchanged for an issue of additional notes to be publicly registered (the “Exchange Notes”), will not trade together with the 2011 Senior Notes.  Pursuant to a registration rights agreement executed as part of the sale of the 2012 Senior Notes (the “Registration Rights Agreement”), we have agreed to issue publicly registered additional notes under our 2011 Indenture in exchange for the 2012 Senior Notes.

Under the Registration Rights Agreement, we and our guarantor subsidiaries (the “Guarantors”) agreed to file a registration statement with the SEC offering to exchange the 2012 Senior Notes for the Exchange Notes under the 2011 Indenture which notes have terms substantially identical to the 2012 Senior Notes (except that the Exchange Notes will not be subject to restrictions on transfer or contain terms with respect to the payment of liquidation damages). We filed this registration statement on March 25, 2013 and it became effective on May 1, 2013.  The exchange offer will expire on June 3, 2013, unless extended. In certain circumstances, we may be required to file a shelf registration statement to cover resales of the notes. The use of the shelf registration statement will be subject to certain customary suspension periods. For more information regarding the 2012 Senior Notes, see Note 7, “Indebtedness,” of our 2012 Annual Report.

Senior Credit Facility

On February 14, 2011, we entered into our senior secured credit facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto (as amended and restated “Senior Credit Facility”). The original terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million. On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility,  the aggregate commitment under this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016.  The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and is subject to potential special and regular semi-annual redeterminations. On October 31, 2012, the borrowing base was increased from $200.0 million to $425.0 million and remains at $425.0 million. As of March 31, 2013 and December 31, 2012, we had outstanding $185.0 million and $195.0 million, respectively.  For additional information regarding our Senior Credit Facility, see Note 7, “Indebtedness,” of our 2012 Annual Report.

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

The following table sets forth our derivative instruments outstanding as of March 31, 2013.

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)
April 2013	12,783	383,500	104.73
May 2013	12,727	394,550	104.63
June 2013	12,217	366,500	104.41
July 2013	11,445	354,800	104.87
August 2013	6,219	192,800	104.70
September 2013	6,233	187,000	104.45
October 2013	5,719	177,300	103.94
November 2013	6,233	187,000	103.93
December 2013	9,156	283,850	103.24
2013 Total	9,190	2,527,300	104.38

January 2014	11,250	348,750	101.08
February 2014	11,250	315,000	101.08
March 2014	11,250	348,750	101.08
April 2014	10,250	307,500	101.26
May 2014	10,250	317,750	101.26
June 2014	10,250	307,500	101.26
July 2014	10,250	317,750	101.26
August 2014	6,000	186,000	101.00
September 2014	6,000	180,000	101.00
October 2014	6,000	186,000	101.00
November 2014	6,000	180,000	101.00
December 2014	6,000	186,000	101.00
2014 Total	8,715	3,181,000	101.13

January 2015 - December 2015	1,500	547,500	97.70

Collars
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)
April 2013—December 2013	1,000	275,000	$80.00/104.10

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)
April 2013	11,000	330,000	3.42
May 2013	10,000	310,000	3.46
June 2013	9,000	270,000	3.50
July 2013	9,000	279,000	3.53
August 2013	8,500	263,500	3.55
September 2013	8,500	255,000	3.55
October 2013	8,000	248,000	3.58
November 2013	7,500	225,000	3.67
December 2013	6,500	201,500	3.83
2013 Total	8,662	2,382,000	3.55

January 2014 - December 2014	5,000	1,825,000	4.01
January 2015 - December 2015	4,300	1,569,500	4.31

The following table presents information about the components of our loss on derivative instruments.

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Derivative contracts:
Unrealized loss due to change in fair value	$(7,383)	$(16,542)
Realized loss on settlement	(6,568)	(3,520)
Total loss on derivative instruments	$(13,951)	$(20,062)

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

As of March 31, 2013 and December 31, 2012, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our commodity derivative instruments. The fair values of our derivative instruments were measured according to the market approach or, if necessary, the income approach using price inputs published by NYMEX and IntercontinentalExchange, Inc., or ICE. These price inputs include settled exchange prices and quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy.

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” to clarify that ASU 2011-11 applies to derivatives, repurchase agreements and securities lending transactions.  Our commodity derivative instruments are subject to the terms of agreements with each of our counterparties that provide for the liquidation and settlement of all transactions with that counterparty in the event of default or termination.  Our counterparties under these agreements are participants in our Senior Credit Facility.  Although our derivative instruments are subject to such enforceable set-off arrangements, we do not elect to offset amounts reported in our condensed consolidated balance sheet

The following table presents the fair values of our commodity derivative instruments at their gross amounts and reflects the impact of our set-off arrangements which qualify for net presentation.

	March 31,	December 31,
	2013	2012
Fair value of commodity derivative instruments:	(in thousands)
Assets:
Current	$840	$3,302
Noncurrent	15	211
Total gross fair value	855	3,513
Less: counterparty set-off	(855)	(3,513)
Total net fair value	-	-

Liabilities:
Current	$14,583	$10,026
Noncurrent	3,805	3,637
Total gross fair value	18,388	13,663
Less: counterparty set-off	(855)	(3,513)
Total net fair value	17,533	10,150

The carrying values reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term maturities of these instruments.  The fair values of the 2011 Senior Notes and 2012 Senior Notes are based on quoted prices, which are Level 1 inputs within the fair value hierarchy.  The carrying value of the Senior Credit Facility approximates its fair value because the interest rates are variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy.

The following table sets forth the carrying values and estimated fair values of our long-term indebtedness.

	March 31, 2013		December 31, 2012
	(In thousands)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2011 Senior Notes	$205,319	$224,511	$205,125	$214,700
2012 Senior Notes	290,183	318,750	289,786	309,900
Senior Credit Facility	185,000	185,000	195,000	195,000
Total	$680,502	$728,261	$689,911	$719,600

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

As addressed in Note 2, “Acquisitions and Dispositions,” we apply fair value concepts in estimating and allocating the fair value of assets acquired and liabilities assumed in acquisitions in accordance with purchase accounting for business combinations. The inputs to the estimated fair values of assets acquired and liabilities assumed are described in Note 2.

(8) Commitments and Contingencies

On March 20, 2013, we were the high bidder on five leases at the Central Gulf of Mexico Lease Sale 227. The five high bid lease blocks cover a total of 13,892 acres on a gross and net basis and are all located in the shallow Gulf of Mexico within our core area of operations. Our share of the high bids totaled approximately $2.1 million.

We maintain restricted escrow funds in a trust for future abandonment costs at our East Bay field. The trust was originally funded over time with $15 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon completion of qualifying abandonment activities at our East Bay field. At March 31, 2013, we had $6.0 million remaining in restricted escrow funds for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our condensed consolidated balance sheets.

We record liabilities when we deliver production that is in excess of our interest in certain properties. In addition to these imbalances, we may, from time to time, be allocated cash sales proceeds in excess of amounts that we estimate are due to us for our interest in production. These allocations may be subject to further review, may require more information to resolve or may be in dispute. In July 2010, we were notified by a purchaser of oil production from one of our non-operated fields that we were allocated, and received sales proceeds from, more oil production than we actually sold to that purchaser. These third party misallocations may date back to 2006. The oil purchaser’s initial estimate of the oil volumes misallocated to us was approximately 74,000 barrels, which may be valued at up to $6.9 million based on information provided by the oil purchaser. We have previously recorded an amount that we believe may be payable related to a potential reallocation, which amount is reflected in the accompanying condensed consolidated balance sheets in Liabilities associated with assets held for sale as of March 31, 2013 and in Accrued expenses as of December 31, 2012.   As part of the consideration for its purchase of the BM Interests, the buyer is assuming any amounts due related to this matter.  See Note 2, “Acquisitions and Dispositions-Subsequent Events-Sale of Non-Operated Bay Marchand Asset” for more information.

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

(9) Supplemental Condensed Consolidating Financial Information

In connection with the 2011 Senior Notes and the 2012 Senior Notes offerings described in Note 5, all of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries) (the “Guarantor Subsidiaries”) jointly and severally guaranteed the payment obligations under our 2011 Senior Notes and 2012 Senior Notes.  The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Guarantor Subsidiary can be automatically released and relieved of its obligations under certain customary circumstances contained in the indentures governing the 2011 Senior Notes and the 2012 Senior Notes.  So long as other applicable provisions of the indentures are adhered to, these customary circumstances include: when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, or when the Guarantor Subsidiary is sold or sells all of its assets. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for EPL Oil & Gas, Inc. (Parent Company Only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of March 31, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,325	$-	$-	$3,325
Trade accounts receivable - net	74,335	129	-	74,464
Intercompany receivables	45,889	-	(45,889)	-
Fair value of commodity derivative instruments	840	-	-	840
Deferred tax asset	5,117	-	-	5,117
Prepaid expenses	8,206	-	-	8,206
Total current assets	137,712	129	(45,889)	91,952
Property and equipment	1,788,465	262,970	-	2,051,435
Less accumulated depreciation, depletion, amortization and impairments	(384,030)	(75,864)	-	(459,894)
Net property and equipment	1,404,435	187,106	-	1,591,541
Investment in affiliates	115,619	-	(115,619)	-
Restricted cash	6,023	-	-	6,023
Fair value of commodity derivative instruments	15	-	-	15
Deferred financing costs	12,064	-	-	12,064
Other assets	2,631	90	-	2,721
Assets held for sale	27,906	7,336	-	35,242
Total assets	$1,706,405	$194,661	$(161,508)	$1,739,558
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,279	$-	$-	$23,279
Intercompany payables	-	45,889	(45,889)	-
Accrued expenses	109,190	54	-	109,244
Asset retirement obligations	24,237	5,126	-	29,363
Fair value of commodity derivative instruments	14,583	-	-	14,583
Liabilities associated with assets held for sale	7,037	-	-	7,037
Total current liabilities	178,326	51,069	(45,889)	183,506
Long-term debt	680,502	-	-	680,502
Asset retirement obligations	187,030	16,955	-	203,985
Deferred tax liabilities	75,786	10,223	-	86,009
Fair value of commodity derivative instruments	3,805	-	-	3,805
Other	1,226	-	-	1,226
Liabilities associated with assets held for sale	3,425	795	-	4,220
Total liabilities	1,130,100	79,042	(45,889)	1,163,253
Stockholders’ equity:
Preferred stock	-	-	-	-
Common stock	40	-	-	40
Additional paid-in capital	512,340	85,479	(85,479)	512,340
Treasury stock, at cost	(21,053)	-	-	(21,053)
Retained earnings	84,978	30,140	(30,140)	84,978
Total stockholders’ equity	576,305	115,619	(115,619)	576,305
Total liabilities and stockholders' equity	$1,706,405	$194,661	$(161,508)	$1,739,558

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,521	$-	$-	$1,521
Trade accounts receivable - net	66,994	997	-	67,991
Intercompany receivables	55,575	-	(55,575)	-
Fair value of commodity derivative instruments	3,302	-	-	3,302
Deferred tax asset	3,322	-	-	3,322
Prepaid expenses	9,873	-	-	9,873
Total current assets	140,587	997	(55,575)	86,009
Property and equipment	1,754,294	271,353	-	2,025,647
Less accumulated depreciation, depletion, amortization and impairments	(353,526)	(74,054)	-	(427,580)
Net property and equipment	1,400,768	197,299	-	1,598,067
Investment in affiliates	111,191	-	(111,191)	-
Restricted cash	6,023	-	-	6,023
Fair value of commodity derivative instruments	211	-	-	211
Deferred financing costs	12,386	-	-	12,386
Other assets	2,841	90	-	2,931
Total assets	$1,674,007	$198,386	$(166,766)	$1,705,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,740	$32	$-	$34,772
Intercompany payables	-	55,575	(55,575)	-
Accrued expenses	117,245	127	-	117,372
Asset retirement obligations	23,982	6,197	-	30,179
Fair value of commodity derivative instruments	10,026	-	-	10,026
Total current liabilities	185,993	61,931	(55,575)	192,349
Long-term debt	689,911	-	-	689,911
Asset retirement obligations	187,790	17,141	-	204,931
Deferred tax liabilities	59,571	8,123	-	67,694
Fair value of commodity derivative instruments	3,637	-	-	3,637
Other	1,132	-	-	1,132
Total liabilities	1,128,034	87,195	(55,575)	1,159,654
Stockholders’ equity:
Preferred stock	-	-	-	-
Common stock	40	-	-	40
Additional paid-in capital	510,469	85,479	(85,479)	510,469
Treasury stock, at cost	(20,477)	-	-	(20,477)
Retained earnings	55,941	25,712	(25,712)	55,941
Total stockholders’ equity	545,973	111,191	(111,191)	545,973
Total liabilities and stockholders' equity	$1,674,007	$198,386	$(166,766)	$1,705,627

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$159,067	$21,917	$-	$180,984
Other	222	1,143	-	1,365
Total revenue	159,289	23,060	-	182,349
Costs and expenses:
Lease operating	34,822	6,757	-	41,579
Transportation	646	4	-	650
Exploration expenditures and dry hole costs	1,933	-	-	1,933
Impairments	42	-	-	42
Depreciation, depletion and amortization	40,868	5,654	-	46,522
Accretion of liability for asset retirement obligations	4,924	1,108	-	6,032
General and administrative	7,092	-	-	7,092
Taxes, other than on earnings	285	2,575	-	2,860
Other	2,947	-	-	2,947
Total costs and expenses	93,559	16,098	-	109,657
Income from operations	65,730	6,962	-	72,692
Other income (expense):
Interest income	10	-	-	10
Interest expense	(13,095)	-	-	(13,095)
Loss on derivative instruments	(13,951)	-	-	(13,951)
Income from equity investments	4,428	-	(4,428)	-
Total other income (expense)	(22,608)	-	(4,428)	(27,036)
Income before provision for income taxes	43,122	6,962	(4,428)	45,656
Deferred income tax expense	(14,085)	(2,534)	-	(16,619)
Net income	$29,037	$4,428	$(4,428)	$29,037

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$69,275	$29,497	$-	$98,772
Other	3,752	22	(3,750)	24
Total revenue	73,027	29,519	(3,750)	98,796
Costs and expenses:
Lease operating	13,947	4,464	-	18,411
Transportation	150	1	-	151
Exploration expenditures and dry hole costs	14,311	(2)	-	14,309
Impairments	2,314	-	-	2,314
Depreciation, depletion and amortization	19,221	4,687	-	23,908
Accretion of liability for asset retirement obligations	1,993	1,155	-	3,148
General and administrative	5,229	3,865	(3,750)	5,344
Taxes, other than on earnings	244	3,497	-	3,741
Other	175	-	-	175
Total costs and expenses	57,584	17,667	(3,750)	71,501
Income from operations	15,443	11,852	-	27,295
Other income (expense):
Interest income	38	-	-	38
Interest expense	(4,874)	-	-	(4,874)
Loss on derivative instruments	(20,062)	-	-	(20,062)
Income from equity investments	7,431	-	(7,431)	-
Total other income (expense)	(17,467)	-	(7,431)	(24,898)
Income before provision for income taxes	(2,024)	11,852	(7,431)	2,397
Deferred income tax expense	3,527	(4,421)	-	(894)
Net income	$1,503	$7,431	$(7,431)	$1,503

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$75,475	$2,767	$-	$78,242
Cash flows used in investing activities:
Property acquisitions	(2,210)	-	-	(2,210)
Exploration and development expenditures	(60,810)	(2,767)	-	(63,577)
Other property and equipment additions	(485)	-	-	(485)
Net cash used in investing activities	(63,505)	(2,767)	-	(66,272)
Cash flows provided by (used in) financing activities:
Repayment of indebtedness	(10,000)	-	-	(10,000)
Deferred financing costs	(405)	-	-	(405)
Exercise of stock options	239	-	-	239
Net cash used in financing activities	(10,166)	-	-	(10,166)
Net increase in cash and cash equivalents	1,804	-	-	1,804
Cash and cash equivalents at the beginning of the period	1,521	-	-	1,521
Cash and cash equivalents at the end of the period	$3,325	$-	$-	$3,325

Supplemental Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$47,160	$9,901	$-	$57,061
Cash flows provided by (used in) investing activities:
Property acquisitions	(88)	-	-	(88)
Exploration and development expenditures	(31,604)	(9,901)	-	(41,505)
Other property and equipment additions	(504)	-	-	(504)
Net cash used in investing activities	(32,196)	(9,901)	-	(42,097)
Cash flows provided by (used in) financing activities:
Deferred financing costs	(4)	-	-	(4)
Purchase of shares into treasury	(3,668)	-	-	(3,668)
Net cash used in financing activities	(3,672)	-	-	(3,672)
Net increase in cash and cash equivalents	11,292	-	-	11,292
Cash and cash equivalents at the beginning of the period	80,128	-	-	80,128
Cash and cash equivalents at the end of the period	$91,420	$-	$-	$91,420

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Statements we make in this Quarterly Report on Form 10-Q (the “Quarterly Report”) which express a belief, expectation or intention, as well as those that are not historical fact, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are subject to various risks, uncertainties and assumptions, including those to which we refer under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of Part 1 of our 2012 Annual Report and under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report.

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

We use the successful efforts method of accounting for oil and natural gas producing activities. Under this method, we capitalize lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells. Exploratory drilling costs are charged to expense if and when activities result in no reserves in commercial quantities. Seismic, geological and geophysical, and delay rental expenditures are expensed as they are incurred. We conduct various exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Our 2012 Annual Report includes a discussion of our critical accounting policies, which have not changed significantly since the end of the last fiscal year.

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

Recent Developments

On April 2, 2013, we sold certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the non-operated Bay Marchand field (the “BM Interests”) to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $11.3 million resulting in total consideration of $62.8 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date. The cash proceeds from this sale of assets are on deposit with a qualified intermediary in contemplation of a potential tax-deferred exchange of properties.  See “—Liquidity and Capital Resources—Acquisitions and Dispositions” in this Item 2 for more information regarding the use of proceeds from this sale.

On March 20, 2013, we were the high bidder on five leases at the Central Gulf of Mexico Lease Sale 227. The five high bid lease blocks cover a total of 13,892 acres on a gross and net basis and are all located in the shallow Gulf of Mexico within our core area of operations. Our share of the high bids totaled approximately $2.1 million.

Overview and Outlook

Our fiscal year 2013 capital budget is $300 million, which is allocated to development activities and exploration projects within existing core field areas.  Additionally, we plan to spend approximately $30 million in 2013 on plugging, abandonment and other decommissioning activities. We budget our capital spending on exploration and development with the goal of remaining within cash flow from operations, allowing free cash flow to reduce debt.

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

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as oil and natural gas prices, tropical weather, economic, political and regulatory developments and availability of other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could have a material adverse effect on our financial position, our results of operations, our cash flows, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. See “Risk Factors” in Part I, Item 1A of our 2012 Annual Report and Item 1A of Part II of this Quarterly Report for a more detailed discussion of these risks.

Results of Operations

Three Months Ended March 31, 2013

During the three months ended March 31, 2013, we completed six (6) development drilling operations and two (2) recompletion operations, all of which were successful.

Our operating results for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, reflect an 85% increase in oil production and a 115% increase in natural gas production, partially offset by lower average selling prices for our oil. Our product mix for the three months ended March 31, 2013 was 76% oil (including natural gas liquids) compared to 79% for the three months ended March 31, 2012. Production from the acquired Hilcorp Properties and ST41 Interests had an impact of approximately  7,967 Boe per day on the production rate in the three months ended March 31, 2013, compared to results for the three months ended March 31, 2012, which do not include production from the Hilcorp Properties and ST41 Interests. We expect our full-year 2013 oil production to increase as compared to our full-year 2012 oil production.

For the three months ended March 31, 2013, our total revenue increased 85%, as compared to the three months ended March 31, 2012, due primarily to the 85% increase in oil production. Our overall production volumes increased by 91% for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. Our Gulf of Mexico shelf production, excluding the recently acquired Hilcorp Properties, increased 24% in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due primarily to production increases in our West Delta field,  partially offset by production declines in our South Timbalier area.  The Hilcorp Properties contributed 7,585 Boe per day to our production rate for the three months ended March 31, 2013.

In addition to the items addressed above, our net income for the three months ended March 31, 2013 includes interest expense of $13.1 million and a net loss on derivative instruments of $14.0 million as compared to interest expense of $4.9 million and a net loss on derivative instruments of $20.1 million for the three months ended March 31, 2012.

Our effective income tax rate for the three months ended March 31, 2013 was 36.4%.  Our effective income rate for the three months ended March 31, 2012 was 37.3%. The decrease in our effective income tax rate is primarily related to estimated state income taxes.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

	Three Months Ended
	March 31,
	2013	2012
Net production (per day):
Oil (Bbls)	17,327	9,386
Natural gas (Mcf)	32,146	14,950
Total (Boe)	22,685	11,878
Average sales prices:
Oil (per Bbl)	$109.30	$111.68
Natural gas (per Mcf)	3.64	2.48
Total (per Boe)	88.65	91.38
Oil and natural gas revenues (in thousands):
Oil	$170,448	$95,397
Natural gas	10,536	3,375
Total	180,984	98,772
Impact of derivative instruments settled during the period (1):
Oil (per Bbl)	$(4.27)	$(4.12)
Natural gas (per Mcf)	0.03	-
Average costs (per Boe):
LOE	$20.37	$17.03
Depreciation, depletion and amortization (“DD&A”)	22.79	22.12
Accretion of liability for asset retirement obligations	2.95	2.91
Taxes, other than on earnings	1.40	3.46
General and administrative (“G&A”) expenses	3.47	4.94
Increase (decrease) in oil and natural gas revenues due to:
Changes in prices of oil	$(2,035)
Changes in production volumes of oil	77,086
Total increase in oil sales	75,051
Changes in prices of natural gas	$1,579
Changes in production volumes of natural gas	5,582
Total decrease in natural gas sales	7,161

(1)    See “—Other Income and Expense” section for further discussion of the impact of derivative instruments.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue and Net Income

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)		$ Change	% Change
Oil and natural gas revenues	$180,984	$98,772	$82,212	83%
Net income	29,037	1,503	27,534	NM

NM—Not Meaningful

Our oil and natural gas revenues increased primarily as a result of the 85% increase in oil production and the 115% increase in natural gas production in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, offset in part by a 2% decline in average selling prices for our oil in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Oil represented 76% of total production for the three months ended March 31, 2013 as compared to 79% of total production for the three months ended March 31, 2012.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)		$ Change	% Change
LOE	$41,579	$18,411	$23,168	126%
Exploration expenditures and dry hole costs	1,933	14,309	(12,376)	-86%
Impairments	42	2,314	(2,272)	-98%
DD&A, including accretion expense	52,554	27,056	25,498	94%
G&A expenses	7,092	5,344	1,748	33%
Taxes, other than on earnings	2,860	3,741	(881)	-24%

LOE increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily due to the acquisitions of the Hilcorp Properties and ST41 Interests.

Exploration expenditures and dry hole costs decreased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily as a result of a decrease in seismic expense, which was $0.5 million and $10.3 million in the three months ended March 31, 2013 and 2012, respectively.  In addition, during the three months ended March 31, 2012, we recorded approximately $2.6 million of dry hole costs, primarily associated with two exploratory wells which reached their target depths in January 2012 and were determined to be unsuccessful.

Impairments for the three months ended March 31, 2012 were primarily related to the decline in our estimate of future natural gas prices, which affected one of our natural gas producing fields.  This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value as of March 31, 2012.

G&A expenses increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, primarily as a result of an increase in employee-related costs, including an increase in non-cash share-based compensation, which was $1.6 million and $1.0 million in the three months ended March 31, 2013 and 2012, respectively.

Taxes, other than on earnings, were lower in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The decrease is primarily related to severance taxes and a decrease in production coming from state leases (which is subject to a severance tax regime).

Other Income and Expense

Interest expense increased for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.  For the three months ended March 31, 2013, our interest expense includes interest on our 2012 Senior Notes and borrowings on our Senior Credit Facility as well as interest on our 2011 Senior Notes.  For the three months ended March 31, 2012, our interest expense consists primarily of interest on our 2011 Senior Notes.

Other income (expense) in the three months ended March 31, 2013 includes a net loss on derivative instruments of $14.0 million consisting of an unrealized loss of $7.4 million due to the change in fair value of derivative instruments to be settled in the future and a realized loss of $6.6 million on derivative instruments settled during the quarter primarily from the impact of higher oil prices.   Other income (expense) in the three months ended March 31, 2012 includes a net loss of $20.0 million consisting of an unrealized loss of $16.5 million due to the change in fair value of derivative instruments which were to be settled in the future and a realized loss of $3.5 million on derivative instruments settled during the quarter primarily from the impact of higher oil prices  during 2012.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Capital

As of April 26, 2013, we had $240 million available under our Senior Credit Facility, which has a borrowing base of $425 million. Our fiscal year 2013 capital budget is $300 million, which is allocated to development activities and exploration projects within existing core field areas.  Additionally, we plan to spend approximately $30 million in 2013 on plugging, abandonment and other decommissioning activities. We intend to finance our capital expenditure budget with cash flow from operations.

Cash Flow and Working Capital.   Net cash provided by operating activities increased to $78 million for the quarter ended March 31, 2013 compared to $57 million for the quarter ended March 31, 2012. Based on our outlook of commodity prices, our significant hedging program and our estimated production, we expect to fund our 2013 capital expenditures with cash flow from operations and generate free cash flow which could reduce borrowings under our Senior Credit Facility.

Our revenue, profitability, cash flows and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond our control such as economic conditions, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Our derivative instruments serve to mitigate a portion of this price volatility on our cash flows.  For the remainder of 2013, we have a total of 10,190 Bbls of oil per day hedged, the majority of which is hedged using Brent fixed price swaps at a price averaging $105.67 per Bbl.  We have a total of 8,662 Mmbtu of natural gas per day hedged for the remainder of 2013, all of which is hedged using fixed price swaps at a price averaging $3.55 Mmbtu per day. For full year 2014, we have a total of 8,715 Bbls of oil per day hedged, all of which is hedged using Brent fixed price swaps at a price averaging $101.13 per Bbl.  We have a total of 5,000 Mmbtu of natural gas per day hedged for 2014, all of which is hedged using fixed price swaps at a price averaging $4.01 Mmbtu per day.  In addition, we have begun hedging forecasted production for 2015 with 1,500 Bbls of oil per day currently hedged using Brent fixed price swaps at a price of $97.70 per Bbl and 4,300 Mmbtu of natural gas per day currently hedged using fixed price swaps at a price averaging $4.31 Mmbtu per day.

We have incurred, and will continue to incur, capital expenditures to achieve production targets.  While we expect to fund future capital expenditures with cash flow from operations, we depend on the availability of borrowings under our Senior Credit Facility as a source of liquidity. Based on anticipated oil and natural gas prices and availability under our Senior Credit Facility, we expect to be able to fund our planned capital expenditures budget, debt service requirements and working capital needs for 2013. In addition to borrowings under our Senior Credit Facility, in order to meet capital requirements, which could include the funding of future acquisitions, we also have the ability to issue debt and equity securities under our universal shelf registration statement that became effective under the Securities Act in July 2011.    However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.  Any such extended decline could also have an adverse impact on our ability to issue additional debt or equity securities and our ability to comply with the financial covenants under our Senior Credit Facility, which in turn would limit further borrowings under our Senior Credit Facility.

At March 31, 2013, we had a working capital deficit of $91.6 million, compared to $106.3 million at December 31, 2012. Our working capital deficit at March 31, 2013 and December 31, 2012 is primarily due to the use of cash to fund a portion of the Hilcorp Acquisition and increased accounts payable and accrued expenses related to exploration and development costs. We have experienced, and expect to experience in the future, significant working capital deficits. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which may be capitalized as noncurrent assets, or increased investment in oil and natural gas properties. Additionally, we expect to use any available free cash flow to reduce our debt, all of which is long-term.  Therefore, although we may continue to experience working capital deficits, we expect to have significant availability under our Senior Credit Facility, providing substantial liquidity.

Capital Expenditures. During the quarter ended March 31, 2013, we incurred costs of approximately $72.2 million on development and exploration activities. In addition, we spent approximately $7.1 million on plugging, abandonment and other decommissioning activities during the quarter ended March 31, 2013.

Acquisition and Dispositions.  On April 2, 2013, we sold the BM Interests to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $11.3 million resulting in total consideration of $62.8 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date. The proceeds from the sale of the BM Interests materially exceed our tax basis in the net assets.  The cash proceeds from the sale are on deposit with a qualified intermediary in contemplation of a potential tax-deferred exchange of properties. However, we may not be able to identify qualified replacement properties or close the purchase of qualified replacement properties during the statutory timeframes required to achieve a qualifying tax-deferred exchange.  As a result, we could recognize a material taxable gain on this sale of assets which could reduce our available net operating losses and could result in current federal income tax liabilities.  There can be no assurance that we will successfully execute a tax-deferred exchange. If not used in connection with the second step of an exchange, these amounts become unrestricted in May 2013.

We allocate capital in a rigorous and disciplined manner intended to achieve an overall lower risk capital expenditure profile that focuses on maximizing rate of return and requires projects to compete on that basis. This allocation has led us to focus on oil-weighted projects, which has resulted in a trend of increasing oil production.  From time to time, we may decide to divest of certain oil and gas properties that do not meet our capital expenditure risk, rate of return, operational control or other criteria. In addition to the sale of the non-operated BM Interests, we are currently trying to determine whether there would be any interest for other small packages of our assets.  However, there can be no assurance that any such small asset packages will be sold or, if so, on what terms.

Share Repurchase Program. In August 2011, the board of directors authorized a program for the repurchase of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million and increased the program to $40.0 million in May 2012. Under the program, we have repurchased 1,465,300 shares at an aggregate cash purchase price of approximately $20.1 million.  We have not purchased any shares under the program during 2013. Such shares are held in treasury and could be used to provide available shares for possible resale in future public or private offerings and our employee benefit plans. The repurchases have been, and will be, carried out in accordance with certain volume, timing and price constraints imposed by the SEC’s rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors.

Restricted Cash. We maintain restricted escrow funds in a trust for future plugging, abandonment and other decommissioning costs at our East Bay field. The trust was originally funded with $15.0 million and, with accumulated interest, had increased to $16.7 million at December 31, 2008. We have made draws to date of $10.7 million. We were able to draw from the trust upon the authorization, and subsequent completion, of qualifying abandonment activities at our East Bay field. As of March 31, 2013, we had $6.0 million remaining in restricted escrow funds in the trust for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our condensed consolidated balance sheets.

The Bureau of Ocean Energy Management (“BOEM”), the Bureau of Safety and Environmental Enforcement (“BSEE”) and other regulatory bodies, including those regulating the decommissioning of our pipelines and facilities under the jurisdiction of the state of Louisiana, may change their requirements or enforce requirements in a manner inconsistent with our expectations, which could materially increase the cost of such activities and/or accelerate the timing of cash expenditures and could have a material adverse effect on our financial position, results of operations and cash flows. For important additional information regarding risks related to our regulatory environment, see “Risk Factors” in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our 2012 Annual Report.

2011 Senior Notes.  On February 14, 2011, we issued $210 million in aggregate principal amount of our 2011 Senior Notes. We used the net proceeds from the offering of the 2011 Senior Notes of $202 million, after deducting the initial purchasers’ discount and estimated offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011, and for general corporate purposes. The 2011 Senior Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due on outstanding notes payable semi-annually, in arrears, on February 15th and August 15th of each year, commencing on August 15, 2011. The 2011 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct domestic subsidiaries (other than immaterial subsidiaries). The 2011 Senior Notes will mature on February 15, 2018. For more information on our 2011 Senior Notes, see Note 7, “Indebtedness,” of our consolidated financial statements in Part II, Item 8 of our 2012 Annual Report.

2012 Senior Notes. On October 25, 2012, we issued the $300 million in aggregate principal amount of our 2012 Senior Notes.  We used the net proceeds from the offering of the 2012 Senior Notes of $289.5 million, after deducting the initial purchasers’ discount, to fund a portion of the Hilcorp Acquisition.  The 2012 Senior Notes bear interest from August 15, 2012 at an annual rate of 8.25% with interest due semi-annually, in arrears on February 15th and August 15th of each year commencing on February 15, 2013. The 2012 Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct domestic subsidiaries (other than immaterial subsidiaries). The 2012 Senior Notes mature on February 15, 2018.

The 2012 Senior Notes have terms that are substantially identical to the terms of our 2011 Senior Notes, other than with respect to special mandatory redemption provisions related to the closing of the Hilcorp Acquisition. (Such provisions are now inapplicable because the Hilcorp Acquisition has closed).  However, the 2012 Senior Notes were issued under a different indenture as a separate class of securities and therefore, until exchanged for publicly registered notes, will not trade together with the 2011 Senior Notes.  Pursuant to a registration rights agreement executed as part of the sale of the 2012 Senior Notes, we have agreed to issue publicly registered additional notes under our indenture dated February 14, 2011 in exchange for the 2012 Senior Notes. This exchange offer will commence on May 1, 2013 and will expire on June 3, 2013, unless extended.    For more information regarding the 2012 Senior Notes, see Note 7, “Indebtedness”, of our consolidated financial statements in Part II, Item 8 of our 2012 Annual Report.

Senior Credit Facility. On February 14, 2011, we entered into our Senior Credit Facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto. The terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million. On October 31, 2012, in connection with the

Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility, the aggregate commitment under this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The Senior Credit Facility is secured by substantially all of our assets, including a) mortgages on at least 80% of the total value of our oil and gas properties evaluated in the most recently completed reserve report, after giving effect to exploration and production activities, acquisitions and dispositions, and b) the stock of certain wholly-owned subsidiaries. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and is subject to potential special and regular semi-annual redeterminations. On October 31, 2012, the borrowing base under the expanded credit facility was increased from $200.0 million to $425.0 million. Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings. Commitment fees ranging from 0.375% to 0.50% are payable on the unused portion of the borrowing base.  We had $185.0 million outstanding under our Senior Credit Facility as of March 31, 2013. As of April 26, 2013, we had $185.0 million outstanding and $240.0 million in availability under our Senior Credit Facility. For additional information regarding our Senior Credit Facility, see Note 7, “Indebtedness,” of our consolidated financial statements in Part II, Item 8 of our 2012 Annual Report.

Analysis of Cash flows – Three Months Ended March 31, 2013

The following table sets forth our cash flows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities	$78,242	$57,061
Cash flows used in investing activities	(66,272)	(42,097)
Cash flows used in financing activities	(10,166)	(3,672)

The increase in our 2013 cash flows from operating activities reflects increases in revenues due primarily to the increase in our oil production during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Net cash used in investing activities was higher in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, due to an increase in exploration and development expenditures in the three months ended March 31, 2013.

Net cash used in financing activities during the three months ended March 31, 2013 reflects repayments of amounts borrowed under our Senior Credit Facility. Net cash used in financing activities during the three months ended March 31, 2012 reflects the settlements of purchases of shares of our common stock (which have been kept as treasury shares) pursuant to our repurchase program during the three months ended March 31, 2012.

We have not paid any cash dividends in the past on our common stock. The covenants in certain debt instruments to which we are a party, including our Senior Credit Facility and the indentures governing the 2011 Senior Notes and 2012 Senior Notes, place certain restrictions and conditions on our ability to pay dividends. Any future cash dividends would depend on contractual limitations, future earnings, capital requirements, our financial condition and other factors determined by our board of directors.

New Accounting Pronouncements

Effective January 1, 2013, we adopted the amended disclosure requirements contained in ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This guidance impacted the disclosures associated with our derivative instruments and did not impact our consolidated financial position, results of operations or cash flows.  See Note 7, “Fair Value Measurements,” of our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for related disclosures.

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

These forward-looking statements reflect our current views with respect to possible future events, are based on various assumptions and are subject to risks and uncertainties. These forward-looking statements are not guarantees or predictions of our future performance, and our actual results and future developments may differ materially from those projected in, and contemplated by, the forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described under, “Risk Factors” in Item 1A of Part I of our 2012 Annual Report and Item 1A of Part II of this Quarterly Report, including the following:

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

•    potential costs associated with complying with new or modified regulations promulgated by the BOEM, the BSEE and the Pipeline Hazardous Materials Administration of the U.S. Department of Transportation;

•    the impact of political and regulatory developments;

•    risks and liabilities associated with acquired properties or businesses;

•    our ability to make and integrate acquisitions;

•    oil and gas prices and competition;

•    cyber attacks; and

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Risk Factors” in Part 1, Item 1A of our 2012 Annual Report and elsewhere in our 2012 Annual Report and Part II, Item 1A of this Quarterly Report and elsewhere in this Quarterly Report; our reports and registration statements filed from time to time with the SEC; and other announcements we make from time to time. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our Senior Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At March 31, 2013 and December 31, 2012, we had $185.0 million and $195.0 million outstanding under our Senior Credit Facility, respectively.  Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings.  The maturity date of the Senior Credit Facility is October 31, 2016.

At March 31, 2013, our total indebtedness outstanding also includes $290.2 million (net of unamortized initial purchasers’ discount of $9.8 million) related to our fixed-rate 2012 Senior Notes and $205.3 million (net of unamortized initial purchasers’ discount of $4.7 million) related to our fixed-rate 2011 Senior Notes, which bear interest at an annual fixed rate of 8.25% and mature on February 15, 2018. At March 31, 2013, the estimated fair values of our 2012 Senior Notes and 2011 Senior Notes were approximately $318.8 million and $224.5 million, respectively.

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

Historically, we have used commodity derivative instruments to manage commodity price risks associated with future oil and natural gas production. The tables below provide information about our derivative instruments that were outstanding as of March 31, 2013. For a description of assumptions related to our calculations of fair value, please see Note 7, “Fair Value Measurements,” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)	(In thousands)
April 2013 - December 2013	9,190	2,527,300	$104.38	$(6,603)
January 2014 - December 2014	8,715	3,181,000	101.13	(7,086)
January 2015 - December 2015	1,500	547,500	97.70	(339)

	Collars
	Daily Average
	Volume	Volume	Strike Price	Fair Value
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)	(In thousands)
April 2013—December 2013	1,000	275,000	$80.00/104.10	$(1,814)

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)	(In thousands)
April 2013 - December 2013	8,662	2,382,000	$3.55	$(1,316)
January 2014 - December 2014	5,000	1,825,000	4.01	(390)
January 2015 - December 2015	4,300	1,569,500	4.31	15

In July 2010 the United States Congress adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new regulation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes a new comprehensive regulatory regime on the over-the-counter derivatives market that includes, among other things, position limits and reporting, recordkeeping, margin and clearing requirements, as well as registration requirements for certain entities that are “swap dealers” or “major swap participants.”  Registered swap dealers and major swap participants are also subject to extensive internal and external business conduct standards and capital requirements that affect the various products offered by such entities.  Under the Dodd-Frank Act, the Commodities Futures Trading Commission (the “CFTC”) and the SEC are charged with implementing and overseeing this new regulatory regime.  However, to date, the CFTC and SEC have yet to finalize all of the rules and regulations implementing this regime.  Because the rules and regulations implementing the regulatory regime have not been finalized, it is uncertain what impact, if any, this new regulatory regime will have on our derivatives portfolio or our ability to continue to procure derivatives to manage our commodity price risks on terms similar to those we have successfully negotiated in the past.  However, based on recent regulations promulgated by the CFTC regarding certain exceptions to the clearing requirement, we believe we will qualify for the end-user exception to the clearing requirement for swaps, and thus will not be required to clear our swaps.

Item  4.        CONTROLS AND PROCEDURES.

(a) Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item  1.        LEGAL PROCEEDINGS.

For information regarding legal proceedings, see the information in Note 8, “Commitments and Contingencies” in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item  1A.      RISK FACTORS.

In addition to the risk factor below and the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A.—Risk Factors” in our 2012 Annual Report that could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in our 2012 Annual Report are not the only risks facing the Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may have a material adverse effect on our business, financial condition and future results.

The risk factor below is an update to the risk factor titled “We may not be insured against all of the operating risks to which our business is exposed” found under “Item 1A.—Risk Factors” in our 2012 Annual Report.

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

Currently, we have general liability insurance coverage with an annual aggregate limit of $2.0 million and umbrella/excess liabilities coverage with an aggregate limit of $200.0 million applicable to our working interest. Our general liability policy is subject to a $25,000 per incident deductible. We also have offshore property physical damage and operators extra expense policies that contain an aggregate of $201.4  million of named windstorm limit. Recoveries from these policies are subject to a $2.5 million deductible that applies to non-named windstorm occurrences and a $27.5 million deductible that applies to named windstorm events except for East Bay central facilities and rental compressor losses, which are subject to a 1.5% deductible of the scheduled values of the items making up a loss, but always subject to a $25,000 minimum. Further, there are sub-limits within the named windstorm annual aggregate limit for re-drill, non-blowout plugging and abandonment and excess removal of wreck. Our operational control of well coverage provides limits that vary by well location and depth and range from a combined single limit of $20.0 million to $75.0 million per occurrence. Deepwater wells have a coverage limit of $50.0 million per occurrence. Additionally, we maintain $150.0 million in oil pollution liability coverage as required under the Oil Pollution Act of 1990. Our control of well and oil pollution liability policy limits are scaled proportionately to our working interests, except for our deepwater control of well coverage, to which the $50.0 million limit applies to our working interest. Under our service agreements, including drilling contracts, generally we are indemnified for injuries and death of the service provider’s employees as well as contractors and subcontractors hired by the service provider.

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

EPL Oil & Gas, Inc.

Date: May 2, 2013	By:	/s/ Tiffany J. Thom
Tiffany J. Thom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

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