Form 10-Q
period 2013-06-30
EPL OIL & GAS, INC.
filed 2013-08-01
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended June 30, 2013

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-16179

EPL Oil & Gas, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1409562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 Milam Street, Suite 1600, Houston, Texas	77002
(Address of principal executive offices)	(Zip code)

(713) 228-0711

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 26, 2013, there were 39,047,405 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.            FINANCIAL STATEMENTS.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share data)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,885	$1,521
Restricted cash	51,757	-
Trade accounts receivable - net	75,421	67,991
Fair value of commodity derivative instruments	10,758	3,302
Deferred tax asset	-	3,322
Prepaid expenses	15,730	9,873
Total current assets	157,551	86,009
Property and equipment, at cost, under the successful efforts method of accounting	2,152,483	2,025,647
Less accumulated depreciation, depletion, amortization and impairments	(515,136)	(427,580)
Net property and equipment	1,637,347	1,598,067
Restricted cash	6,023	6,023
Fair value of commodity derivative instruments	7,600	211
Deferred financing costs -- net of accumulated amortization of $4,055 at June 30, 2013 and
$2,596 at December 31, 2012	11,564	12,386
Other assets	2,660	2,931
Total assets	$1,822,745	$1,705,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,985	$34,772
Accrued expenses	135,800	117,372
Asset retirement obligations	28,162	30,179
Fair value of commodity derivative instruments	1,208	10,026
Deferred tax liabilities	2,601	-
Total current liabilities	200,756	192,349
Long-term debt	661,106	689,911
Asset retirement obligations	199,005	204,931
Deferred tax liabilities	118,062	67,694
Fair value of commodity derivative instruments	-	3,637
Other	1,191	1,132
Total liabilities	1,180,120	1,159,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 1,000,000 shares; no shares issued
and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.001 per share. Authorized 75,000,000 shares; shares issued: 40,912,718 and 40,601,887 at June 30, 2013 and December 31, 2012,
respectively; shares outstanding: 39,202,605 and 39,103,203 at June 30, 2013
and December 31, 2012, respectively	40	40
Additional paid-in capital	514,410	510,469
Treasury stock, at cost, 1,710,113 and 1,498,684 shares at June 30, 2013 and
December 31, 2012, respectively	(26,382)	(20,477)
Retained earnings	154,557	55,941
Total stockholders’ equity	642,625	545,973
Total liabilities and stockholders' equity	$1,822,745	$1,705,627

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Oil and natural gas	$183,001	$99,249	$363,985	$198,021
Other	1,086	21	2,451	45
Total revenue	184,087	99,270	366,436	198,066
Costs and expenses:
Lease operating	42,793	18,661	84,372	37,072
Transportation	693	99	1,343	250
Exploration expenditures and dry hole costs	6,530	2,587	8,463	16,896
Impairments	2,129	3,394	2,171	5,708
Depreciation, depletion and amortization	53,336	27,918	99,858	51,826
Accretion of liability for asset retirement obligations	6,166	3,411	12,198	6,559
General and administrative	7,409	5,654	14,501	10,998
Taxes, other than on earnings	2,739	2,904	5,599	6,645
Gain on sale of assets	(26,856)	-	(26,856)	-
Other	3,596	3,443	6,543	3,618
Total costs and expenses	98,535	68,071	208,192	139,572
Income from operations	85,552	31,199	158,244	58,494
Other income (expense):
Interest income	17	50	27	88
Interest expense	(13,098)	(5,093)	(26,193)	(9,967)
Gain on derivative instruments	36,930	30,305	22,979	10,243
Total other income (expense)	23,849	25,262	(3,187)	364
Income before income taxes	109,401	56,461	155,057	58,858
Provision for income taxes:
Current	(50)	-	(150)	(300)
Deferred	(39,772)	(21,060)	(56,291)	(21,654)
Total provision for income taxes	(39,822)	(21,060)	(56,441)	(21,954)
Net income	69,579	35,401	98,616	36,904
Basic earnings per share	$1.77	$0.90	$2.51	$0.94
Diluted earnings per share	$1.75	$0.90	$2.48	$0.94
Weighted average common shares used in computing earnings per share:
Basic	38,871	38,914	38,847	39,018
Diluted	39,383	39,027	39,302	39,132

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended
	June
	2013	2012
Cash flows from operating activities:
Net income	$98,616	$36,904
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	99,858	51,826
Accretion of liability for asset retirement obligations	12,198	6,559
Unrealized gain on derivative contracts	(27,300)	(13,958)
Non-cash compensation	3,448	2,318
Deferred income taxes	56,291	21,654
Exploration expenditures	3,691	4,173
Impairments	2,171	5,708
Amortization of deferred financing costs and discount on debt	2,655	1,004
Gain on sale of assets	(26,856)	-
Other	5,420	3,401
Changes in operating assets and liabilities:
Trade accounts receivable	(10,260)	901
Prepaid expenses	(5,857)	1,820
Other assets	284	(78)
Accounts payable and accrued expenses	4,888	5,297
Asset retirement obligation settlements	(26,771)	(19,346)
Net cash provided by operating activities	192,476	108,183
Cash flows provided by (used in) investing activities:
Property acquisitions	(2,082)	(33,064)
Exploration and development expenditures	(152,104)	(85,133)
Other property and equipment additions	(1,263)	(1,145)
Proceeds from sale of assets	52,237	-
Increase in restricted cash	(51,757)	-
Net cash used in investing activities	(154,969)	(119,342)
Cash flows provided by (used in) financing activities:
Repayment of indebtedness	(30,000)	-
Deferred financing costs	(638)	(6)
Purchase of shares into treasury	(5,096)	(8,183)
Exercise of stock options	591	67
Net cash used in financing activities	(35,143)	(8,122)
Net increase (decrease) in cash and cash equivalents	2,364	(19,281)
Cash and cash equivalents at beginning of period	1,521	80,128
Cash and cash equivalents at end of period	$3,885	$60,847

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

The financial information as of June 30, 2013 and for the three- and six-month periods ended June 30, 2013 and June 30, 2012 has not been audited. However, in the opinion of management, all adjustments (which include only normal, recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented have been included therein. Certain information and footnote disclosures normally in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. These financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Annual Report”). The results of operations and cash flows for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) Acquisitions and Dispositions

Sale of Non-Operated Bay Marchand Asset

On April 2, 2013, we sold certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the non-operated Bay Marchand field (the “BM Interests”) to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $11.3 million resulting in total consideration of $62.8 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date.  We recognized a pre-tax gain of $26.4 million in the three months ended June 30, 2013.  The following table summarizes the carrying amount of the net assets sold and reflects management’s estimates of customary adjustments to the sale price of approximately $1.1 million to reflect the economic effective date of January 1, 2013.

(In thousands)
Net property and equipment	$35,298
Asset retirement obligations	(3,959)
Other liabilities	(7,311)
Net assets sold	$24,028

The cash proceeds from this sale of assets are on deposit with a qualified intermediary in contemplation of a potential tax-deferred exchange of properties.  However, there can be no assurance that we will successfully execute such an exchange. The funds will remain on deposit with the qualified intermediary until used in exchange for replacement properties or until the expiration date of the underlying escrow agreement, which is September 29, 2013. The deposit is reflected as Restricted cash in the current assets section of our condensed consolidated balance sheet at June 30, 2013.

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

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects management’s estimate of customary adjustments to purchase price provided for by the purchase and sale agreement of approximately $6.2 million to reflect an economic effective date of July 1, 2012.

(In thousands)	July 1, 2012
Oil and natural gas properties	$675,943
Asset retirement obligations	(128,817)
Net assets acquired	$547,126

The South Timbalier Acquisition

On May 15, 2012, we acquired from W&T Offshore, Inc. (“W&T”) an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests in our South Timbalier 41 field (the “ST41 Interests”) located in the Gulf of Mexico for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012 (the “ST41 Acquisition”). We estimate that the proved reserves as of the April 1, 2012 economic effective date totaled approximately 1.0 Mmboe, of which 51% were oil and 84% were proved developed reserves. Prior to the ST41 Acquisition, we owned a 60% working interest in these properties, and W&T owned a 40% working interest. As a result of the ST41 Acquisition, we became the sole working interest owner of the South Timbalier 41 field. We funded the ST41 Acquisition with cash on hand.

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects final adjustments to purchase price provided for by the purchase and sale agreement of approximately $0.4 million to reflect an economic effective date of April 1, 2012.

(In thousands)	April 1, 2012
Oil and natural gas properties	$33,206
Asset retirement obligations	(1,878)
Net assets acquired	$31,328

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

Results of Operations and Pro Forma Information

The following table sets forth revenues and lease operating expenses attributable to the Hilcorp Properties and the ST41 Interests.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)

Hilcorp Properties:
Revenue	$48,148	$-	103,669	-
Lease operating expenses	$20,060	$-	39,131	-
ST41 Interests:
Revenue	$2,831	$1,937	$5,930	$1,937
Lease operating expenses	$426	$292	$1,034	$292

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

	Pro Forma	Pro Forma
	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012

Revenue	$144,076	$300,702
Net income	$40,043	$42,306
Basic earnings per share	$1.03	$1.08
Diluted earnings per share	$1.03	$1.07

 (3) Earnings per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except for share data)
Income (numerator):
Net income	$69,579	$35,401	$98,616	$36,904
Net income attributable to participating securities	(737)	(254)	(1,015)	(245)
Net income attributable to common shares	$68,842	$35,147	$97,601	$36,659
Weighted average shares (denominator):
Weighted average shares—basic	38,871	38,914	38,847	39,018
Dilutive effect of stock options	512	113	455	114
Weighted average shares—diluted	39,383	39,027	39,302	39,132
Basic earnings per share	$1.77	$0.90	$2.51	$0.94
Diluted earnings per share	$1.75	$0.90	$2.48	$0.94

The following table indicates the number of shares underlying outstanding stock-based awards excluded from the computation of dilutive weighted average shares because their effect was antidilutive for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Weighted average shares	195	624	191	597

(4) Asset Retirement Obligations

The following table reconciles the beginning and ending aggregate recorded amount of our asset retirement obligations.

Six Months Ended
June 30, 2013
(in thousands)
Balance at December 31, 2012	$235,110
Accretion expense	12,198
Liabilities incurred	334
Revisions	10,261
Liabilities associated with assets sold	(3,965)
Liabilities settled	(26,771)
Balance at June 30, 2013	227,167
Less: End of period, current portion	28,162
End of period, noncurrent portion	$199,005

(5) Indebtedness

The following table sets forth our indebtedness.

	June 30, 2013	December 31, 2012
	(In thousands)
8.25% Senior Notes, face amount of $510.0 million, interest rate of 8.25% payable semi-annually,
in arrears on February 15 and August 15 of each year, maturity date February 15, 2018	$496,106	$494,911
Senior credit facility, interest rate based on base rate or LIBOR plus a floating spread, maturity
date October 31, 2016	165,000	195,000
Total indebtedness	661,106	689,911
Current portion of indebtedness	-	-
Noncurrent portion of indebtedness	$661,106	$689,911

8.25% Senior Notes

The 8.25% senior notes consist of $510.0 million in aggregate principal amount of our 8.25% senior notes due 2018 (the “8.25% Senior Notes”) issued under an Indenture dated February 14, 2011 (the “2011 Indenture”). The 8.25% Senior Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due semi-annually, in arrears, on February 15th and August 15th of each year. The 8.25% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 8.25% Senior Notes will mature on February 15, 2018.  The effective interest rate on the 8.25% Senior Notes is approximately 9.1%.

We issued the 8.25% Senior Notes in two different private placements, as follows. On February 14, 2011, we issued $210.0 million in aggregate principal amount of our 8.25% senior notes due 2018 (the “2011 Senior Notes”) under an Indenture dated as of February 14, 2011 (the “2011 Indenture”). We used the net proceeds from the offering of the 2011 Senior Notes of $202.0 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system from Anglo-Suisse Offshore Partners, LLC (“ASOP”) for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011 (the “ASOP

Acquisition”).  For additional information regarding the 2011 Senior Notes, see Note 7, “Indebtedness,” of our 2012 Annual Report.

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

The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. The 2012 Senior Notes had terms that were substantially identical to the terms of our 2011 Senior Notes.  Pursuant to a registration rights agreement executed as part of the sale of the 2012 Senior Notes (the “Registration Rights Agreement”), we have issued publicly registered additional notes under our 2011 Indenture in exchange for the 2012 Senior Notes. As a result of this exchange offer, 100% in aggregate principal amount of the 2012 Senior Notes was exchanged for the notes under the 2011 Indenture, effective as of June 10, 2013.  All of the 8.25% Senior Notes are now issued under the 2011 Indenture, regardless of which private placement they were issued under.  For more information regarding the 2012 Senior Notes, see Note 7, “Indebtedness,” of our 2012 Annual Report.

Senior Credit Facility

On February 14, 2011, we entered into our senior secured credit facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto (as amended and restated, the “Senior Credit Facility”). The original terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million. On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility, the aggregate commitment under this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and is subject to potential special and regular semi-annual redeterminations.  On October 31, 2012, the borrowing base was increased from $200.0 million to $425.0 million. We recently completed our semi-annual redetermination and our borrowing base remains at $425.0 million. In addition, in July 2013, our Senior Credit Facility was amended to increase the limit applicable to certain restricted payments permitted by the agreement.  As of June 30, 2013 and December 31, 2012, we had outstanding under the Senior Credit Facility  $165.0 million and $195.0 million, respectively.  For additional information regarding our Senior Credit Facility, see Note 7, “Indebtedness,” of our 2012 Annual Report.

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

The following table sets forth our derivative instruments outstanding as of June 30, 2013.

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)
July 2013	11,445	354,800	104.87
August 2013	6,219	192,800	104.70
September 2013	6,233	187,000	104.45
October 2013	5,719	177,300	103.94
November 2013	6,233	187,000	103.93
December 2013	9,156	283,850	103.24
2013 Total	7,515	1,382,750	104.21

January 2014	11,250	348,750	101.08
February 2014	11,250	315,000	101.08
March 2014	11,250	348,750	101.08
April 2014	10,250	307,500	101.26
May 2014	10,250	317,750	101.26
June 2014	10,250	307,500	101.26
July 2014	10,250	317,750	101.26
August 2014	6,000	186,000	101.00
September 2014	6,000	180,000	101.00
October 2014	6,000	186,000	101.00
November 2014	6,000	180,000	101.00
December 2014	6,000	186,000	101.00
2014 Total	8,715	3,181,000	101.13

January 2015 - December 2015	1,500	547,500	97.70

Collars
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)
July 2013—December 2013	1,000	184,000	$80.00/104.10

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)
July 2013	9,000	279,000	3.53
August 2013	8,500	263,500	3.55
September 2013	8,500	255,000	3.55
October 2013	8,000	248,000	3.58
November 2013	7,500	225,000	3.67
December 2013	6,500	201,500	3.83
2013 Total	8,000	1,472,000	3.61

January 2014 - December 2014	5,000	1,825,000	4.01
January 2015 - December 2015	4,300	1,569,500	4.31

The following table presents information about the components of our gain on derivative instruments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Derivative contracts:
Unrealized gain due to change in fair value	$34,683	$30,500	$27,300	$13,958
Realized gain (loss) on settlement	2,247	(195)	(4,321)	(3,715)
Total gain on derivative instruments	$36,930	$30,305	$22,979	$10,243

(7) Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy with three levels based on the reliability of the inputs used to determine fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets and liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of June 30, 2013 and December 31, 2012, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our commodity derivative instruments. The fair values of our derivative instruments were measured according to the market approach or, if necessary, the income approach using price inputs published by NYMEX and IntercontinentalExchange, Inc., or ICE. These price inputs include settled exchange prices and quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy.

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires disclosure of information about offsetting and related arrangements to enable users of financial statements to understand the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” to clarify that ASU 2011-11 applies to derivatives, repurchase agreements and securities lending transactions.  Our commodity derivative instruments are subject to the terms of agreements with each of our counterparties that provide for the liquidation and settlement of all transactions with that counterparty in the event of default or termination.  Our counterparties under these agreements are participants in our Senior Credit Facility.  Although our derivative instruments are subject to such enforceable set-off arrangements, we do not elect to offset amounts reported in our condensed consolidated balance sheet.

The following table presents the fair values of our commodity derivative instruments at their gross amounts and reflects the impact of our set-off arrangements which qualify for net presentation.

	June 30,	December 31,
	2013	2012
Fair value of commodity derivative instruments:	(in thousands)
Assets:
Current	$10,758	$3,302
Noncurrent	7,600	211
Total gross fair value	18,358	3,513
Less: counterparty set-off	(1,208)	(3,513)
Total net fair value	17,150	-

Liabilities:
Current	$1,208	$10,026
Noncurrent	-	3,637
Total gross fair value	1,208	13,663
Less: counterparty set-off	(1,208)	(3,513)
Total net fair value	-	10,150

The carrying values reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term maturities of these instruments.  The fair value of the 8.25% Senior Notes is based on quoted prices, which are Level 1 inputs within the fair value hierarchy.  The carrying value of the Senior Credit Facility approximates its fair value because the interest rates are variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy.

The following table sets forth the carrying values and estimated fair values of our long-term indebtedness.

	June 30, 2013		December 31, 2012
	(In thousands)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.25% Senior Notes	$496,106	$525,300	$494,911	$524,600
Senior Credit Facility	165,000	165,000	195,000	195,000
Total	$661,106	$690,300	$689,911	$719,600

Effective June 1, 2013, we entered into agreements with a group of capital market participants (the “Counterparties”) whereby if a named wind storm occurs in a specified area of the Gulf of Mexico and that storm meets certain strength criteria and one or more scheduled assets within that specified area are deemed totally destroyed, then the Counterparties will pay to us a fixed amount of cash proceeds specific for each such destroyed asset. These agreements are financial instruments and are considered weather derivatives under the applicable authoritative guidance related to financial instruments. We recognized the premiums paid as current assets, which we are amortizing to expense over the terms of the agreements. At June 30, 2013, we estimate that the fair value of these financial instruments approximates the carrying amount of approximately $6.7 million, based on the amount of premiums paid, which is a Level 3 input within the fair value hierarchy.

We evaluate our capitalized costs of proved oil and natural gas properties for potential impairment when circumstances indicate that the carrying values may not be recoverable. Our assessment of possible impairment of proved oil and natural gas properties is based on our best estimate of future prices, costs and expected net future cash flows by property (generally analogous to a field or lease). An impairment loss is indicated if undiscounted net future cash flows are less than the carrying value of a property. The impairment expense is measured as the shortfall between the net book value of the property and its estimated fair value, which is measured based on the discounted net future cash flows from the property. The inputs used to estimate the fair value of our oil and natural gas properties are based on our estimates of future events, including projections of future oil and natural gas sales prices, amounts of recoverable oil and natural gas reserves, timing of future production, future costs to develop and produce our oil and natural gas and discount factors. These inputs meet the definition of Level 3 inputs within the fair value hierarchy.  Impairments for the three and six months ended June 30, 2013 were primarily related to reservoir performance at a gas well in one of our smaller producing fields. This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value at June 30, 2013.  Impairments for the three and six months ended June 30, 2012 were primarily due to the decline in our estimate of future natural gas prices affecting certain of our natural gas producing fields and to reservoir performance of one of our natural gas producing fields.

As addressed in Note 2, “Acquisitions and Dispositions,” we apply fair value concepts in estimating and allocating the fair value of assets acquired and liabilities assumed in acquisitions in accordance with purchase accounting for business combinations. The inputs to the estimated fair values of assets acquired and liabilities assumed are described in Note 2.

 (8) Commitments and Contingencies

On March 20, 2013, we were the high bidder on five leases at the Central Gulf of Mexico Lease Sale 227. The five high bid lease blocks cover a total of 13,892 acres on a gross and net basis and are all located in the shallow Gulf of Mexico within our core area of operations. Our share of the high bids totaled approximately $2.1 million. As of June 30, 2013, we had been awarded four (4) of the leases totaling $1.8 million, of which $1.5 million was paid in July 2013. In July, we were awarded the final lease for $0.3 million, which amount is due in August.

We maintain restricted escrow funds in a trust for future abandonment costs at our East Bay field. The trust was originally funded over time with $15 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon completion of qualifying abandonment activities at our East Bay field. At June 30, 2013, we had $6.0 million remaining in restricted escrow funds for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our condensed consolidated balance sheets.

We record liabilities when we deliver production that is in excess of our interest in certain properties. In addition to these imbalances, we may, from time to time, be allocated cash sales proceeds in excess of amounts that we estimate are due to us for our interest in production. These allocations may be subject to further review, may require more information to resolve or may be in dispute. In July 2010, we were notified by a purchaser of oil production from one of our non-operated fields that we were allocated, and received sales proceeds from, more oil production than we actually sold to that purchaser. These third party misallocations may have dated back to 2006. The oil purchaser’s initial estimate of the oil volumes misallocated to us was approximately 74,000 barrels, which may have been valued at up to $6.9 million based on information provided by the oil purchaser. We had previously recorded as a liability an amount that we believed may have been payable related to a potential reallocation, which amount was reflected in the accompanying condensed consolidated balance sheets in Accrued expenses as of December 31, 2012.   As part of the consideration for its purchase of the BM Interests, the buyer assumed any amounts due related to this matter, as a result of which we have removed the liability from our balance sheet.  See Note 2, “Acquisitions and Dispositions-Sale of Non-Operated Bay Marchand Asset” for more information.

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

(9) Supplemental Condensed Consolidating Financial Information

In connection with issuing the 8.25% Senior Notes described in Note 5, all of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries) (the “Guarantor Subsidiaries”) jointly and severally guaranteed the payment obligations under our 8.25% Senior Notes.  The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Guarantor Subsidiary can be automatically released and relieved of its obligations under certain customary circumstances contained in the indenture governing the 8.25% Senior Notes.  So long as other applicable provisions of the indenture are adhered to, these customary circumstances include: when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, or when the Guarantor Subsidiary is sold or sells all of its assets. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for EPL Oil & Gas, Inc. (Parent Company Only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries, or for any individual Guarantor Subsidiary, because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of June 30, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,885	$-	$-	$3,885
Restricted cash	51,757	-	-	51,757
Trade accounts receivable - net	75,140	281	-	75,421
Intercompany receivables	40,613	-	(40,613)	-
Fair value of commodity derivative instruments	10,758	-	-	10,758
Prepaid expenses	15,730	-	-	15,730
Total current assets	197,883	281	(40,613)	157,551
Property and equipment	1,879,221	273,262	-	2,152,483
Less accumulated depreciation, depletion, amortization and impairments	(434,456)	(80,680)	-	(515,136)
Net property and equipment	1,444,765	192,582	-	1,637,347
Investment in affiliates	116,012	-	(116,012)	-
Restricted cash	6,023	-	-	6,023
Fair value of commodity derivative instruments	7,600	-	-	7,600
Deferred financing costs	11,564	-	-	11,564
Other assets	2,570	90	-	2,660
Total assets	$1,786,417	$192,953	$(156,625)	$1,822,745
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,985	$-	$-	$32,985
Intercompany payables	-	40,613	(40,613)	-
Accrued expenses	135,672	128	-	135,800
Asset retirement obligations	22,219	5,943	-	28,162
Fair value of commodity derivative instruments	1,208	-	-	1,208
Deferred tax liabilities	2,601	-	-	2,601
Total current liabilities	194,685	46,684	(40,613)	200,756
Long-term debt	661,106	-	-	661,106
Asset retirement obligations	182,915	16,090	-	199,005
Deferred tax liabilities	103,895	14,167	-	118,062
Other	1,191	-	-	1,191
Total liabilities	1,143,792	76,941	(40,613)	1,180,120
Stockholders’ equity:
Preferred stock	-	-	-	-
Common stock	40	-	-	40
Additional paid-in capital	514,410	85,479	(85,479)	514,410
Treasury stock, at cost	(26,382)	-	-	(26,382)
Retained earnings	154,557	30,533	(30,533)	154,557
Total stockholders’ equity	642,625	116,012	(116,012)	642,625
Total liabilities and stockholders' equity	$1,786,417	$192,953	$(156,625)	$1,822,745

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,521	$-	$-	$1,521
Trade accounts receivable - net	66,994	997	-	67,991
Intercompany receivables	55,575	-	(55,575)	-
Fair value of commodity derivative instruments	3,302	-	-	3,302
Deferred tax asset	3,322	-	-	3,322
Prepaid expenses	9,873	-	-	9,873
Total current assets	140,587	997	(55,575)	86,009
Property and equipment	1,754,294	271,353	-	2,025,647
Less accumulated depreciation, depletion, amortization and impairments	(353,526)	(74,054)	-	(427,580)
Net property and equipment	1,400,768	197,299	-	1,598,067
Investment in affiliates	111,191	-	(111,191)	-
Restricted cash	6,023	-	-	6,023
Fair value of commodity derivative instruments	211	-	-	211
Deferred financing costs	12,386	-	-	12,386
Other assets	2,841	90	-	2,931
Total assets	$1,674,007	$198,386	$(166,766)	$1,705,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,740	$32	$-	$34,772
Intercompany payables	-	55,575	(55,575)	-
Accrued expenses	117,245	127	-	117,372
Asset retirement obligations	23,982	6,197	-	30,179
Fair value of commodity derivative instruments	10,026	-	-	10,026
Total current liabilities	185,993	61,931	(55,575)	192,349
Long-term debt	689,911	-	-	689,911
Asset retirement obligations	187,790	17,141	-	204,931
Deferred tax liabilities	59,571	8,123	-	67,694
Fair value of commodity derivative instruments	3,637	-	-	3,637
Other	1,132	-	-	1,132
Total liabilities	1,128,034	87,195	(55,575)	1,159,654
Stockholders’ equity:
Preferred stock	-	-	-	-
Common stock	40	-	-	40
Additional paid-in capital	510,469	85,479	(85,479)	510,469
Treasury stock, at cost	(20,477)	-	-	(20,477)
Retained earnings	55,941	25,712	(25,712)	55,941
Total stockholders’ equity	545,973	111,191	(111,191)	545,973
Total liabilities and stockholders' equity	$1,674,007	$198,386	$(166,766)	$1,705,627

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$164,519	$18,482	$-	$183,001
Other	187	899	-	1,086
Total revenue	164,706	19,381	-	184,087
Costs and expenses:
Lease operating	36,383	6,410	-	42,793
Transportation	678	15	-	693
Exploration expenditures and dry hole costs	2,858	3,672	-	6,530
Impairments	2,129	-	-	2,129
Depreciation, depletion and amortization	48,491	4,845	-	53,336
Accretion of liability for asset retirement obligations	5,026	1,140	-	6,166
General and administrative	7,409	-	-	7,409
Taxes, other than on earnings	338	2,401	-	2,739
Gain on sale of assets	(26,394)	(462)	-	(26,856)
Other	2,854	742	-	3,596
Total costs and expenses	79,772	18,763	-	98,535
Income from operations	84,934	618	-	85,552
Other income (expense):
Interest income	17	-	-	17
Interest expense	(13,098)	-	-	(13,098)
Gain on derivative instruments	36,930	-	-	36,930
Income from equity investments	393	-	(393)	-
Total other income (expense)	24,242	-	(393)	23,849
Income before provision for income taxes	109,176	618	(393)	109,401
Provision for income taxes:
Current	(50)	-	-	(50)
Deferred	(39,547)	(225)	-	(39,772)
Total provision for income taxes	(39,597)	(225)	-	(39,822)
Net income	$69,579	$393	$(393)	$69,579

Supplemental Condensed Consolidating Statement of Operations

Three Months Ended June 30, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$70,307	$28,942	$-	$99,249
Other	3,752	19	(3,750)	21
Total revenue	74,059	28,961	(3,750)	99,270
Costs and expenses:
Lease operating	13,953	4,708	-	18,661
Transportation	97	2	-	99
Exploration expenditures and dry hole costs	2,566	21	-	2,587
Impairments	3,394	-	-	3,394
Depreciation, depletion and amortization	21,492	6,426	-	27,918
Accretion of liability for asset retirement obligations	2,180	1,231	-	3,411
General and administrative	5,537	3,867	(3,750)	5,654
Taxes, other than on earnings	250	2,654	-	2,904
Other	3,443	-	-	3,443
Total costs and expenses	52,912	18,909	(3,750)	68,071
Income from operations	21,147	10,052	-	31,199
Other income (expense):
Interest income	50	-	-	50
Interest expense	(5,093)	-	-	(5,093)
Gain on derivative instruments	30,305	-	-	30,305
Income from equity investments	6,303	-	(6,303)	-
Total other income (expense)	31,565	-	(6,303)	25,262
Income before provision for income taxes	52,712	10,052	(6,303)	56,461
Provision for income taxes:
Current	-	-	-	-
Deferred	(17,311)	(3,749)	-	(21,060)
Total provision for income taxes	(17,311)	(3,749)	-	(21,060)
Net income	$35,401	$6,303	$(6,303)	$35,401

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$323,586	$40,399	$-	$363,985
Other	409	2,042	-	2,451
Total revenue	323,995	42,441	-	366,436
Costs and expenses:
Lease operating	71,205	13,167	-	84,372
Transportation	1,324	19	-	1,343
Exploration expenditures and dry hole costs	4,791	3,672	-	8,463
Impairments	2,171	-	-	2,171
Depreciation, depletion and amortization	89,359	10,499	-	99,858
Accretion of liability for asset retirement obligations	9,950	2,248	-	12,198
General and administrative	14,501	-	-	14,501
Taxes, other than on earnings	623	4,976	-	5,599
Gain on sale of assets	(26,394)	(462)	-	(26,856)
Other	5,801	742	-	6,543
Total costs and expenses	173,331	34,861	-	208,192
Income from operations	150,664	7,580	-	158,244
Other income (expense):
Interest income	27	-	-	27
Interest expense	(26,193)	-	-	(26,193)
Gain on derivative instruments	22,979	-	-	22,979
Income from equity investments	4,821	-	(4,821)	-
Total other income (expense)	1,634	-	(4,821)	(3,187)
Income before provision for income taxes	152,298	7,580	(4,821)	155,057
Provision for income taxes:
Current	(150)	-	-	(150)
Deferred	(53,532)	(2,759)	-	(56,291)
Total provision for income taxes	(53,682)	(2,759)	-	(56,441)
Net income	$98,616	$4,821	$(4,821)	$98,616

Supplemental Condensed Consolidating Statement of Operations

Six Months Ended June 30, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$139,582	$58,439	$-	$198,021
Other	7,504	41	(7,500)	45
Total revenue	147,086	58,480	(7,500)	198,066
Costs and expenses:
Lease operating	27,900	9,172	-	37,072
Transportation	247	3	-	250
Exploration expenditures and dry hole costs	16,877	19	-	16,896
Impairments	5,708	-	-	5,708
Depreciation, depletion and amortization	40,713	11,113	-	51,826
Accretion of liability for asset retirement obligations	4,173	2,386	-	6,559
General and administrative	10,766	7,732	(7,500)	10,998
Taxes, other than on earnings	494	6,151	-	6,645
Other	3,618	-	-	3,618
Total costs and expenses	110,496	36,576	(7,500)	139,572
Income from operations	36,590	21,904	-	58,494
Other income (expense):
Interest income	88	-	-	88
Interest expense	(9,967)	-	-	(9,967)
Gain on derivative instruments	10,243	-	-	10,243
Income from equity investments	13,734	-	(13,734)	-
Total other income (expense)	14,098	-	(13,734)	364
Income before provision for income taxes	50,688	21,904	(13,734)	58,858
Provision for income taxes:
Current	(300)	-	-	(300)
Deferred	(13,484)	(8,170)	-	(21,654)
Total provision for income taxes	(13,784)	(8,170)	-	(21,954)
Net income	$36,904	$13,734	$(13,734)	$36,904

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$182,763	$9,713	$-	$192,476
Cash flows provided by (used in) investing activities:
Property acquisitions	(2,082)	-	-	(2,082)
Exploration and development expenditures	(135,386)	(16,718)	-	(152,104)
Other property and equipment additions	(1,263)	-	-	(1,263)
Proceeds from sale of assets	45,232	7,005	-	52,237
Increase in restricted cash	(51,757)	-	-	(51,757)
Net cash used in investing activities	(145,256)	(9,713)	-	(154,969)
Cash flows provided by (used in) financing activities:
Repayment of indebtedness	(30,000)	-	-	(30,000)
Deferred financing costs	(638)	-	-	(638)
Purchase of shares into treasury	(5,096)	-	-	(5,096)
Exercise of stock options	591	-	-	591
Net cash used in financing activities	(35,143)	-	-	(35,143)
Net increase in cash and cash equivalents	2,364	-	-	2,364
Cash and cash equivalents at the beginning of the period	1,521	-	-	1,521
Cash and cash equivalents at the end of the period	$3,885	$-	$-	$3,885

Supplemental Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$97,225	$10,958	$-	$108,183
Cash flows provided by (used in) investing activities:
Property acquisitions	(33,064)	-	-	(33,064)
Exploration and development expenditures	(74,175)	(10,958)	-	(85,133)
Other property and equipment additions	(1,145)	-	-	(1,145)
Net cash used in investing activities	(108,384)	(10,958)	-	(119,342)
Cash flows provided by (used in) financing activities:
Deferred financing costs	(6)	-	-	(6)
Purchase of shares into treasury	(8,183)	-	-	(8,183)
Exercise of stock options	67			67
Net cash used in financing activities	(8,122)	-	-	(8,122)
Net increase in cash and cash equivalents	(19,281)	-	-	(19,281)
Cash and cash equivalents at the beginning of the period	80,128	-	-	80,128
Cash and cash equivalents at the end of the period	$60,847	$-	$-	$60,847

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

Recent Developments

On April 2, 2013, we sold certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the non-operated Bay Marchand field (the “BM Interests”) to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $11.3 million resulting in total consideration of $62.8 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date. We recognized a pre-tax gain of $26.4 million in the three months ended June 30, 2013.  The cash proceeds from this sale of assets are on deposit with a qualified intermediary in contemplation of a potential tax-deferred exchange of properties.  See “—Liquidity and Capital Resources—Acquisitions and Dispositions” in this Item 2 for more information regarding the use of proceeds from this sale.

On March 20, 2013, we were the high bidder on five leases at the Central Gulf of Mexico Lease Sale 227. The five high bid lease blocks cover a total of 13,892 acres on a gross and net basis and are all located in the shallow Gulf of Mexico within our core area of operations. Our share of the high bids totaled approximately $2.1 million.  We have been awarded all five of the leases.

Overview and Outlook

Our fiscal year 2013 capital budget is $330 million, which is allocated to development activities and exploration projects within existing core field areas.  Additionally, we plan to spend approximately $45 million in 2013 on plugging, abandonment and other decommissioning activities. We budget our capital spending on exploration and development with the goal of remaining within cash flow from operations.

We continually review and monitor opportunities to acquire producing properties, leasehold acreage and drilling prospects so that we can act quickly as acquisition opportunities become available. We intend to focus our acquisition strategy on assets in the Gulf of Mexico and the Gulf Coast region that are characterized by production-weighted reserves, seismic coverage, operated positions and the ability to consolidate interests in existing properties. We believe acquisitions of this type allow us to replace and grow reserves and production as well as provide opportunities for organic reserve growth and economies of scale. We believe our expertise in the Gulf of Mexico shelf and in plugging and abandonment operations allows us to effectively evaluate acquisitions and to operate any properties we eventually acquire.

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

Results of Operations

Three Months Ended June 30, 2013

During the three months ended June 30, 2013, we completed five  (5) development drilling operations, three (3) of which were successful, and seven  (7) recompletion operations, five (5) of which were successful.  We also drilled one exploratory well during the three months ended June 30, 2013, which was not successful.

Our operating results for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, reflect an 83% increase in oil production and a 119% increase in natural gas production. Our product mix for the three months ended June 30, 2013 was 75% oil (including natural gas liquids) compared to 78% for the three months ended June 30, 2012. Production from the acquired Hilcorp Properties had an impact of approximately  7,026 Boe per day on the production rate in the three months ended June 30, 2013, compared to results for the three months ended June 30, 2012, which do not include production from the Hilcorp Properties. We expect our full-year 2013 oil production to increase as compared to our full-year 2012 oil production.

For the three months ended June 30, 2013, our total revenue increased 85%, as compared to the three months ended June 30, 2012, due primarily to the 83% increase in oil production, partially offset by slightly lower average selling prices for our oil. Our overall production volumes increased by 91% for the three months ended June 30, 2013 when compared to the three months ended June 30, 2012. Our Gulf of Mexico shelf production, excluding the recently acquired Hilcorp Properties, increased 36% in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, due primarily to production increases in our West Delta and South Pass 49 fields,  partially offset by production declines in our South Timbalier and East Bay areas.

In addition to the items addressed above, our net income for the three months ended June 30, 2013 includes  a gain on sale of assets of $26.9 million, interest expense of $13.1 million and a net gain on derivative instruments of $36.9 million as compared to interest expense of $5.1 million and a net gain on derivative instruments of $30.3 million for the three months ended June 30, 2012.

Our effective income tax rate for the three months ended June 30, 2013 was 36.4%.  Our effective income tax rate for the three months ended June 30, 2012 was 37.3%. The decrease in our effective income tax rate is primarily related to estimated state income taxes.

Six Months Ended June 30, 2013

During the six months ended June 30, 2013, we completed eleven  (11) development drilling operations, nine (9) of which were successful, and nine  (9) recompletion operations, seven (7) of which were successful.  In addition, we  were 100% successful in five (5) well operations that re-established production at existing wells, primarily within our Main Pass area. We also drilled one exploratory well during the six months ended June 30, 2013, which was not successful.

Our operating results for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, reflect an 84% increase in oil production and a 117% increase in natural gas production. Our product mix for the six months ended June 30, 2013 was 75% oil (including natural gas liquids) compared to 78% for the six months ended June 30, 2012. Production from the acquired Hilcorp Properties had an impact of approximately 7,305 Boe per day on the production rate in the six months ended June 30, 2013, compared to results for the six months ended June 30, 2012, which do not include production from the Hilcorp Properties. We expect our full-year 2013 oil production to increase as compared to our full-year 2012 oil production.

For the six months ended June 30, 2013, our total revenue increased 85%, as compared to the six months ended June 30, 2012, due primarily to the 84% increase in oil production, partially offset by slightly lower average selling prices for our oil. Our overall production volumes increased by 91% for the six months ended June 30, 2013 when compared to the six months ended June 30, 2012. Our Gulf of Mexico shelf production, excluding the recently acquired Hilcorp Properties, increased 30% in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due primarily to production increases in our West Delta and South Pass 49 fields,  partially offset by production declines in our South Timbalier and East Bay areas.

In addition to the items addressed above, our net income for the six months ended June 30, 2013 includes a gain on sale of assets of $26.9 million, interest expense of $26.2 million and a net gain on derivative instruments of $23.0 million. Our net income for the six months ended June 30, 2012 reflects significant exploration expenditures, primarily due to area-wide 2-D and 3-D seismic purchases totaling $10.5 million, impairments of $5.7 million and a net gain on derivative instruments of $10.2 million.

Our effective income tax rate for the six months ended June 30, 2013 was 36.4%.  Our effective income tax rate for the six months ended June 30, 2012 was 37.3%. The decrease in our effective income tax rate is primarily related to estimated state income taxes.  Our state income taxes primarily relate to income apportioned to Louisiana.  Our estimated Louisiana income apportionment factor can change as our production mix changes and commodity prices fluctuate.  Further, our estimated Louisiana income apportionment factor can impact our estimated utilization of our net operating losses.  We expect that changes in these estimates will continue to result in changes in our effective income tax rate.

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net production (per day):
Oil (Bbls)	17,851	9,768	17,591	9,577
Natural gas (Mcf)	36,534	16,658	34,352	15,804
Total (Boe)	23,940	12,544	23,316	12,211
Average sales prices:
Oil (per Bbl)	$104.38	$107.75	$106.79	$109.68
Natural gas (per Mcf)	4.04	2.29	3.86	2.38
Total (per Boe)	84.00	86.94	86.25	89.10
Oil and natural gas revenues (in thousands):
Oil	$169,556	$95,779	$340,003	$191,176
Natural gas	13,445	3,470	23,982	6,845
Total	183,001	99,249	363,985	198,021
Impact of derivative instruments settled during the period (1):
Oil (per Bbl)	$1.74	$(0.23)	$(1.21)	$(2.14)
Natural gas (per Mcf)	(0.17)	0.01	(0.08)	-
Average costs (per Boe):
LOE	$19.64	$16.35	$19.99	$16.68
Depreciation, depletion and amortization (“DD&A”)	24.48	24.46	23.66	23.32
Accretion of liability for asset retirement obligations	2.83	2.99	2.89	2.95
Taxes, other than on earnings	1.26	2.54	1.33	2.99
General and administrative (“G&A”) expenses	3.40	4.95	3.44	4.95
Increase (decrease) in oil and natural gas revenues due to:
Changes in prices of oil	$(2,998)		$(5,039)
Changes in production volumes of oil	76,775		153,866
Total increase in oil sales	73,777		148,827
Changes in prices of natural gas	$2,659		$4,249
Changes in production volumes of natural gas	7,316		12,888
Total increase in natural gas sales	9,975		17,137

 (1)      See “—Other Income and Expense” section for further discussion of the impact of derivative instruments.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue and Net Income

	Three Months Ended
	June 30,
	2013	2012
	(in thousands)		$ Change	% Change
Oil and natural gas revenues	$183,001	$99,249	$83,752	84%
Net income	69,579	35,401	34,178	97%

Our oil and natural gas revenues increased primarily as a result of the 83% increase in oil production and the 119% increase in natural gas production in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, offset in part by a 3% decline in average selling prices for our oil. Oil represented 75% of total production for the three months ended June 30, 2013 as compared to 78% of total production for the three months ended June 30, 2012.

Our net income for the three months ended June 30, 2013 includes a gain on sale of assets totaling $26.9 million, primarily from the sale of the BM Interests.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended
	June 30,
	2013	2012
	(in thousands)		$ Change	% Change
LOE	$42,793	$18,661	$24,132	129%
Exploration expenditures and dry hole costs	6,530	2,587	3,943	152%
Impairments	2,129	3,394	(1,265)	-37%
DD&A, including accretion expense	59,502	31,329	28,173	90%
G&A expenses	7,409	5,654	1,755	31%
Taxes, other than on earnings	2,739	2,904	(165)	-6%

LOE increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to the acquisition of the Hilcorp Properties.  LOE for the three months ended June 30, 2013 also included approximately $4.5 million of non-routine workover expenses.

DDA increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to the acquisition of the Hilcorp Properties.

Exploration expenditures and dry hole costs increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily as a result of an increase in dry hole costs. During the three months ended June 30, 2013, we recorded approximately $3.8 million on one exploratory dry hole during the quarter.  During the three months ended June 30, 2012, we recorded approximately $1.5 million of dry hole costs, primarily associated with an unsuccessful exploratory portion of a well that was successfully completed in a development zone.  In addition, exploration expenditures include $0.7 million and $0.2 million in seismic expense during the three months ended June 30, 2013 and 2012, respectively.

Impairments for the three months ended June 30, 2013 were primarily related to reservoir performance at a gas well in one of our smaller producing fields.  This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value at June 30, 2013.  Impairments for the three months ended June 30, 2012 were primarily related to the decline in our estimate of future natural gas prices, which affected one of our natural gas producing fields, and reservoir performance at another natural gas producing field.

G&A expenses increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily as a result of an increase in employee-related costs attributable to the acquisition of the Hilcorp properties and an increase in non-cash share-based compensation, which was $1.8 million and $1.3 million in the three months ended June 30, 2013 and 2012, respectively.

Taxes, other than on earnings, were lower in the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. The decrease is primarily related to severance taxes and a decrease in production coming from state leases (which is subject to a severance tax regime).

For the three months ended June 30, 2013, our total operating expenses include a gain on sale of assets resulting from the sale of the BM Interests of $26.4 million and a gain on sale of interests in other non-core assets of $0.5 million.

Other Income and Expense

Interest expense increased for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.  For the three months ended June 30, 2013, our interest expense includes interest on our 2012 Senior Notes and borrowings on our Senior Credit Facility as well as interest on our 2011 Senior Notes.  For the three months ended June 30, 2012, our interest expense consists primarily of interest on our 2011 Senior Notes.

Other income (expense) in the three months ended June 30, 2013 includes a net gain on derivative instruments of $36.9 million consisting of an unrealized gain of $34.7 million due to the change in fair value of derivative instruments to be settled in the future and a net realized gain of $2.2 million on derivative instruments settled during the quarter primarily from the impact of lower oil prices during 2013.  Other income (expense) in the three months ended June 30, 2012 includes a net gain of $30.3 million consisting of an unrealized gain of $30.5 million due to the change in fair value of derivative instruments which were to be settled in the future primarily from the impact of lower oil prices during 2012 and a net realized loss of $0.2 million on derivative instruments settled during the quarter.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue and Net Income

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)		$ Change	% Change
Oil and natural gas revenues	$363,985	$198,021	$165,964	84%
Net income	98,616	36,904	61,712	167%

Our oil and natural gas revenues increased primarily as a result of the 84% increase in oil production and the 117% increase in natural gas production in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, offset in part by a 3% decline in average selling prices for our oil. Oil represented 75% of total production for the six months ended June 30, 2013 as compared to 78% of total production for the six months ended June 30, 2012.

Our net income for the six months ended June 30, 2013 includes a gain on sale of assets totaling $26.9 million, primarily from the sale of the BM Interests.  In addition, our net income includes a $23.0 million net gain on derivative instruments for the six months ended June 30, 2013, compared to a $10.2 million net gain for the six months ended June 30, 2012.

Operating Expenses

Our operating expenses primarily consist of the following:

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)		$ Change	% Change
LOE	$84,372	$37,072	$47,300	128%
Exploration expenditures and dry hole costs	8,463	16,896	(8,433)	-50%
Impairments	2,171	5,708	(3,537)	-62%
DD&A, including accretion expense	112,056	58,385	53,671	92%
G&A expenses	14,501	10,998	3,503	32%
Taxes, other than on earnings	5,599	6,645	(1,046)	-16%

LOE increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily due to the acquisition of the Hilcorp Properties.  LOE for the six months ended June 30, 2013 also included approximately $6.0 million of non-routine workover expenses.

DDA increased for the six months ended June 30, 2013, as compared to the three months ended June 30, 2012, primarily due to the acquisition of the Hilcorp Properties.

Exploration expenditures and dry hole costs decreased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily as a result of a decrease in seismic expense, which was $1.2 million and $10.5 million in the six months ended June 30, 2013 and 2012, respectively.  Seismic expense in the six months ended June 30, 2012 included area-wide 2-D and 3-D seismic purchases totaling $10.5 million. In addition, during the six months ended June 30, 2013, we recorded approximately $3.7 million of dry hole costs, primarily associated with an exploratory drilling operation during the quarter ended June 30, 2013. During the six months ended June 30, 2012, we recorded approximately $4.2 million of dry hole costs, primarily associated with two exploratory wells which reached their target depths in January 2012 and were determined to be unsuccessful and an unsuccessful exploratory portion of a well that was successfully completed in a development zone drilled in June 2012.

Impairments for the six months ended June 30, 2013 were primarily related to reservoir performance at a gas well in one of our smaller producing fields.  This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value at June 30, 2013. Impairments for the six months ended June 30, 2012 were primarily related to the decline in our estimate of future natural gas prices, which affected two of our natural gas producing fields and reservoir performance at one of those fields.

G&A expenses increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, primarily as a result of an increase in employee-related costs attributable to the acquisition of the Hilcorp properties and an increase in non-cash share-based compensation, which was $3.4 million and $2.3 million in the six months ended June 30, 2013 and 2012, respectively.

Taxes, other than on earnings, were lower in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. The decrease is primarily related to severance taxes and a decrease in production coming from state leases (which is subject to a severance tax regime).

For the six months ended June 30, 2013, our total operating expenses include the gain on sale of assets resulting from the sale of the BM Interests of $26.4 million and a gain on sale of interests in other non-core assets of $0.5 million.

Other Income and Expense

Interest expense increased for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.  For the six months ended June 30, 2013, our interest expense includes interest on our 2012 Senior Notes and borrowings on our Senior Credit Facility as well as interest on our 2011 Senior Notes.  For the six  months ended June 30, 2012, our interest expense consists primarily of interest on our 2011 Senior Notes.

Other income (expense) in the six months ended June 30, 2013 includes a net gain on derivative instruments of $23.0 million consisting of an unrealized gain of $27.3 million due to the change in fair value of derivative instruments to be settled in the future and a realized loss of $4.3 million on derivative instruments settled during the period primarily from the impact of higher oil prices.  Other income (expense) in the six months ended June 30, 2012 includes a net gain of $10.2 million consisting of an unrealized gain of $13.9 million due to the change in fair value of derivative instruments which were to be settled in the future and a net realized loss of $3.7 million on derivative instruments settled during the period primarily from the impact of higher oil prices during 2012.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Capital

As of July 26, 2013, we had $260 million available under our Senior Credit Facility, which has a borrowing base of $425 million. Our fiscal year 2013 capital budget is $330 million, which is allocated to development activities and exploration projects within existing core field areas.  Additionally, we plan to spend approximately $45 million in 2013 on plugging, abandonment and other decommissioning activities. We intend to finance our capital expenditure budget with cash flow from operations.

Cash Flow and Working Capital.   Net cash provided by operating activities increased to $192 million for the six months ended June 30, 2013 compared to $108 million for the six months ended June 30, 2012. Based on our outlook of commodity prices, our significant hedging program and our estimated production, we expect to fund our 2013 capital expenditures with cash flow from operations and generate free cash flow which could reduce borrowings under our Senior Credit Facility.

Our revenue, profitability, cash flows and future growth are substantially dependent upon the prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond our control such as economic conditions, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile and may be subject to significant fluctuations in the future. Our derivative instruments serve to mitigate a portion of this price volatility on our cash flows.  For the remainder of 2013, we have a total of 8,515 Bbls of oil per day hedged, the majority of which is hedged using Brent fixed price swaps at a price averaging $105.24 per Bbl.  We have a total of 8,000 Mmbtu of natural gas per day hedged for the remainder of 2013, all of which is hedged using fixed price swaps at a price averaging $3.61 Mmbtu per day. For full year 2014, we have a total of 10,500 Bbls of oil per day hedged, all of which is hedged using

Brent fixed price swaps at a price averaging $100.94 per Bbl.  We have a total of 5,000 Mmbtu of natural gas per day hedged for 2014, all of which is hedged using fixed price swaps at a price averaging $4.01 Mmbtu per day.  In addition, we have begun hedging forecasted production for 2015 with 1,500 Bbls of oil per day currently hedged using Brent fixed price swaps at a price of $97.70 per Bbl and 4,300 Mmbtu of natural gas per day currently hedged using fixed price swaps at a price averaging $4.31 Mmbtu per day.

We have incurred, and will continue to incur, capital expenditures to achieve production targets.  While we expect to fund future capital expenditures with cash flow from operations, we depend on the availability of borrowings under our Senior Credit Facility as a source of liquidity. Based on anticipated oil and natural gas prices and availability under our Senior Credit Facility, we expect to be able to fund our planned capital expenditures budget, debt service requirements and working capital needs for 2013. In addition to borrowings under our Senior Credit Facility, in order to meet capital requirements, which could include the funding of future acquisitions, we also have the ability to issue debt and equity securities under our universal shelf registration statement that became effective under the Securities Act in July 2011.    However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.  Any such substantial or extended decline could also have an adverse impact on our ability to issue additional debt or equity securities and our ability to comply with the financial covenants under our Senior Credit Facility, which in turn would limit further borrowings under our Senior Credit Facility.

At June 30, 2013, we had a working capital deficit of $43.2 million, compared to $106.3 million at December 31, 2012. Our working capital deficit declined during the six months ended June 30, 2013 primarily due to proceeds received from the sale of the BM Interests, partially offset by repayments of borrowings under our Senior Credit Facility.  Our working capital deficit at December 31, 2012 was primarily due to the use of cash to fund a portion of the Hilcorp Acquisition and increased accounts payable and accrued expenses related to exploration and development costs. We have experienced, and expect to experience in the future, significant working capital deficits. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which may be capitalized as noncurrent assets, or increased investment in oil and natural gas properties. Additionally, we expect to use any available free cash flow (cash flow after capital expenditures) to reduce our debt, all of which is long-term.  Therefore, although we may continue to experience working capital deficits, we expect to have significant availability under our Senior Credit Facility, providing substantial liquidity.

Capital Expenditures. During the six months ended June 30, 2013, we incurred costs of approximately $170.5 million on development and exploration activities. In addition, we spent approximately $26.8 million on plugging, abandonment and other decommissioning activities during the six months ended June 30, 2013.

Acquisitions and Dispositions.  On April 2, 2013, we sold our BM Interests to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $11.3 million resulting in total consideration of $62.8 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date. We recognized a pre-tax gain of $26.4 million. The cash proceeds from the sale are on deposit with a qualified intermediary in contemplation of a potential tax-deferred exchange of properties. However, we may not be able to identify qualified replacement properties or close the purchase of qualified replacement properties during the statutory timeframes required to achieve a qualifying tax-deferred exchange.  As a result, we could recognize a material taxable gain on this sale of assets which could reduce our available net operating losses and could result in current federal income tax liabilities.  There can be no assurance that we will successfully execute a tax-deferred exchange. The funds will remain on deposit with the qualified intermediary until used in exchange for replacement properties or until the expiration date of the underlying escrow agreement, which is September 29, 2013. The deposit is reflected as Restricted cash in the current assets section of our condensed consolidated balance sheet at June 30, 2013.

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

Share Repurchase Program. In August 2011, the board of directors authorized a program for the repurchase of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million and increased the program to $40.0 million in May 2012. In July 2013, the board of directors increased the program to $80.0 million. Under the program, we have repurchased 1,799,000 shares at an aggregate cash purchase price of approximately $29.7 million, including 333,700 shares purchased for approximately $9.6 million during 2013. Such shares are held in treasury and could be used to provide available shares for possible resale in future public or private offerings and our employee benefit plans. The repurchases have been, and will be, carried out in accordance with certain volume, timing and price constraints imposed by the SEC’s rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors, including restrictions under our Senior Credit Facility. In July 2013, our Senior Credit Facility was amended to increase the limit applicable to certain restricted payments, which includes share repurchases, permitted by the agreement.

Restricted Cash (Noncurrent). We maintain restricted escrow funds in a trust for future plugging, abandonment and other decommissioning costs at our East Bay field. The trust was originally funded with $15.0 million and, with accumulated interest, had increased to $16.7 million at December 31, 2008. We have made draws to date of $10.7 million. We were able to draw from the trust upon the authorization, and subsequent completion, of qualifying abandonment activities at our East Bay field. As of June 30, 2013, we had $6.0 million remaining in restricted escrow funds in the trust for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash in the noncurrent assets section of our condensed consolidated balance sheets.

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

8.25% Senior Notes.    The 8.25% senior notes consist of $510.0 million in aggregate principal amount of our 8.25% senior notes due 2018 (the “8.25% Senior Notes”) issued under an Indenture dated February 14, 2011 (the “2011 Indenture”). The 8.25% Senior Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due semi-annually, in arrears, on February 15th and August 15th of each year. The 8.25% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 8.25% Senior Notes will mature on February 15, 2018.

We issued the 8.25% Senior Notes in two different private placements as follows.  On February 14, 2011, we issued $210.0 million in aggregate principal amount of our 8.25% senior notes due 2018 (the “2011 Senior Notes”) under an Indenture dated as of February 14, 2011 (the “2011 Indenture”). We used the net proceeds from the offering of the 2011 Senior Notes of $202.0 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system from Anglo-Suisse Offshore Partners, LLC (“ASOP”) for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011 (the “ASOP Acquisition”). For additional information regarding the 2011 Senior Notes, see Note 7, “Indebtedness,” of our 2012 Annual Report.

On October 25, 2012, we issued $300.0 million in aggregate principal amount of our 2012 Senior Notes under an Indenture dated as of October 25, 2012 (the “2012 Indenture”).  We used the net proceeds from the offering of the 2012 Senior Notes of $289.5 million, after deducting the initial purchasers’ discount, to fund a portion of the Hilcorp Acquisition.  The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. The 2012 Senior Notes had terms that were substantially identical to the terms of our 2011 Senior Notes. Pursuant to a registration rights agreement executed as part of the sale of the 2012 Senior Notes (the “Registration Rights Agreement”), we have issued publicly registered additional notes under our 2011 Indenture in exchange for the 2012 Senior Notes.    As a result of this exchange offer, 100% in aggregate principal amount of the 2012 Senior Notes was exchanged for the notes under the 2011 Indenture, effective as of June 10, 2013.  All of the 8.25% Senior Notes are now issued under the 2011 Indenture, regardless of which private placement they were issued under.  For more information regarding the 2012 Senior Notes, see Note 7, “Indebtedness,” of our 2012 Annual Report.

Senior Credit Facility. On February 14, 2011, we entered into our Senior Credit Facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto. The terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million. On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility, the aggregate commitment under this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The Senior Credit Facility is secured by substantially all of our assets, including a) mortgages on at least 80% of the total value of our oil and gas properties evaluated in the most recently completed reserve report, after giving effect to exploration and production activities, acquisitions and dispositions, and b) the stock of certain wholly-owned subsidiaries. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and is subject to potential special and regular semi-annual redeterminations. On October 31, 2012, the borrowing base under the expanded credit facility was increased from $200.0 million to $425.0 million. We recently completed our semi-annual redetermination and our borrowing base remains at $425.0 million. In addition, in July 2013, our Senior Credit Facility was amended to increase the limit applicable to certain restricted payments permitted by the agreement.  Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings. Commitment fees ranging from 0.375% to 0.50% are payable on the unused portion of the borrowing base.  We had $165.0 million outstanding under our Senior Credit Facility as of June 30, 2013. As of July 26, 2013, we had $165.0 million outstanding and $260.0 million in availability under our Senior Credit Facility. For additional information regarding our Senior Credit Facility, see Note 7, “Indebtedness,” of our consolidated financial statements in Part II, Item 8 of our 2012 Annual Report.

Analysis of Cash flows – Six Months Ended June 30, 2013

The following table sets forth our cash flows (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities	$192,476	$108,183
Cash flows used in investing activities	(154,969)	(119,342)
Cash flows used in financing activities	(35,143)	(8,122)

The increase in our 2013 cash flows from operating activities reflects increases in revenues due primarily to the increase in our oil production during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

Net cash used in investing activities was higher in the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, due primarily to the $67.0 million increase in exploration and development expenditures in the six months ended June 30, 2013. In addition, net cash used in investing activities during the six months ended June 30, 2012 includes the impact of the acquisition of the ST41 Interests.

Net cash used in financing activities during the six months ended June 30, 2013 primarily reflects repayments of amounts borrowed under our Senior Credit Facility as well as settlements of purchases of shares of our common stock (which have been kept as treasury shares) pursuant to our repurchase program.  Net cash used in financing activities during the six months ended June 30, 2012 primarily reflects settlements of purchases of shares of our common stock (which have been kept as treasury shares) pursuant to our repurchase program during the six months ended June 30, 2012.

We have not paid any cash dividends in the past on our common stock. The covenants in certain debt instruments to which we are a party, including our Senior Credit Facility and the indenture governing the 8.25% Senior Notes, place certain restrictions and conditions on our ability to pay dividends. Any future cash dividends would depend on contractual limitations, future earnings, capital requirements, our financial condition and other factors determined by our board of directors.

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our Senior Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At June 30, 2013 and December 31, 2012, we had $165.0 million and $195.0 million outstanding under our Senior Credit Facility, respectively.  Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings.  The maturity date of the Senior Credit Facility is October 31, 2016.

At June 30, 2013, our total indebtedness outstanding also includes $496.1 million (net of unamortized initial purchasers’ discount of $13.9 million) related to our fixed-rate 8.25% Senior Notes, which bear interest at an annual fixed rate of 8.25% and mature on February 15, 2018. At June 30, 2013, the estimated fair value of our 8.25% Senior Notes was approximately $525.3 million.

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

Historically, we have used commodity derivative instruments to manage commodity price risks associated with future oil and natural gas production. The tables below provide information about our derivative instruments that were outstanding as of June 30, 2013. For a description of assumptions related to our calculations of fair value, please see Note 7, “Fair Value Measurements,” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)	(In thousands)
July 2013 - December 2013	7,515	1,382,750	$104.21	$5,239
January 2014 - December 2014	8,715	3,181,000	101.13	9,892
January 2015 - December 2015	1,500	547,500	97.70	2,015

	Collars
	Daily Average
	Volume	Volume	Strike Price	Fair Value
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)	(In thousands)
July 2013—December 2013	1,000	184,000	$80.00/104.10	$(399)

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)	(In thousands)
July 2013 - December 2013	8,000	1,472,000	$3.61	$(44)
January 2014 - December 2014	5,000	1,825,000	4.01	183
January 2015 - December 2015	4,300	1,569,500	4.31	264

During July 2013, we entered into the following derivative instruments:

Oil Contracts

	Daily Average	Average
	Volume	Swap Price
Contract Term	(Bbls)	($/Bbl)
January 2014 - July 2014	1,785	$100.00

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

(a) Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We maintain an Oil Spill Response Plan (the “Plan”) that defines our response requirements and procedures and remediation plans in the event we have an oil spill. Oil Spill Response Plans will generally be approved by the BSEE bi-

annually, except when changes are required, in which case revised plans are required to be submitted for approval at the time changes are made. We believe the Plan specifications are consistent with the requirements set forth by the BSEE.

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

Item  2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

Maximum Number
(or Approximate
			Total Number of	Dollar Value) of
			Shares	Shares that May
		Average	Purchased as	Yet Be Purchased
	Total Number	Price	Part of Publicly	Under the Plans or
	of Shares	Paid Per	Announced Plans	Programs (1)
Period	Purchased	Share	or Programs (1)	(in thousands)
June 2013	333,700	$28.86	333,700	$50,262

(1)

On August 29, 2011, we announced that the Board of Directors authorized a program for the repurchase of shares of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million. On May 2, 2012, the Board of Directors authorized an increase to the program from $20.0 million to $40.0 million. On July 30, 2013, the Board of Directors authorized another increase to the program to $80.0 million. We are funding the stock repurchases out of cash on hand. The repurchased shares will be accumulated and held in treasury. The repurchases are carried out in accordance with certain volume, timing and price constraints imposed by the SEC’s rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors.

Item 3.         DEFAULTS UPON SENIOR SECURITIES.

None

Item  4.        MINE SAFETY DISCLOSURES.

None

Item 5.         OTHER INFORMATION.

None

Item 6.         EXHIBITS.

The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1†	Second Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	8-K	001-16179	99.1	5/3/2013

10.2

First Amendment to the Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated July 29, 2013

X

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*  Incorporated herein by reference as indicated.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorize

EPL Oil & Gas, Inc.

Date: August 1, 2013	By:	/s/ Tiffany J. Thom
Tiffany J. Thom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

 The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

10.1†	Second Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	8-K	001-16179	99.1	5/3/2013

10.2

First Amendment to the Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated July 29, 2013

X

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*  Incorporated herein by reference as indicated.