Form 10-K/A
period 2012-12-31
EPL OIL & GAS, INC.
filed 2013-10-25
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-16179

EPL Oil & Gas, Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-1409562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

919 Milam Street, Suite 1600 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(713) 228 - 0711

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, Par Value $0.001 Per Share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2012 based on the closing stock price as quoted on the New York Stock Exchange on that date was $484,063,819. As of February 28, 2013, there were 39,218,719 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders of EPL Oil & Gas, Inc. have been incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

EPL Oil & Gas, Inc. (the “Company”) is filing this Amendment No. 1 (“Form 10-K/A”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 7, 2013, solely to amend the consents filed as Exhibits 23.1, 23.2 and 23.3 to incorporate by reference all of the Company’s previously filed registration statements. The consents filed with the Form 10-K on March 7, 2013 inadvertently omitted certain previously filed registration statements. There are no other changes to the Form 10-K.

This Form 10-K/A speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) The following documents are filed as part of this report:

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

23.1	Consent of PricewaterhouseCoopers LLP					X

23.2	Consent of Netherland, Sewell & Associates, Inc.					X

23.3	Consent of W.D. Von Gonten & Co.					X

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 25, 2013	EPL OIL & GAS, INC.

	By:	/s/ Gary C. Hanna
Gary C. Hanna
President, Chief Executive Officer and Chairman of the Board

3