Form 10-K
period 2013-12-31
EPL OIL & GAS, INC.
filed 2014-02-28
CIK 750199

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

xANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

¨TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, Par Value $0.001 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes x    No  ¨

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ¨    Nox

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yesx    No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes x    No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ¨     No x

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yesx    No ¨

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2013 (the registrant’s most recently completed second fiscal quarter) based on the closing stock price as quoted on the New York Stock Exchange on that date was $1,066,066,044. As of February 21, 2014, there were 39,206,958 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Stockholders of EPL Oil & Gas, Inc. expected to be held on May 1, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

Item 1.Business

Overview

EPL Oil & Gas, Inc. (referred to herein as “we,” “our,” “us” or the “Company”) was incorporated as a Delaware corporation in January 1998 and operates as an independent oil and natural gas exploration and production company based in Houston, Texas and New Orleans, Louisiana.  Effective September 1, 2012, we changed our legal corporate name from “Energy Partners, Ltd.” to “EPL Oil & Gas, Inc.” through a short-form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware.  Our current operations are concentrated in the U.S. Gulf of Mexico shelf focusing on state and federal waters offshore Louisiana, which we consider our core area. We have focused on acquiring and developing assets in this region, because the region is characterized by established exploitation, development and exploration opportunities in both productive horizons and deeper geologic formations. Our management professionals and technical staff have considerable geological, geophysical and operational experience that is specific to the Gulf of Mexico and Gulf Coast region, and we have acquired and developed geophysical and geological data relating to these areas. We intend to pursue capital-efficient development and exploration activities in our core area, as well as identify acquisition opportunities that leverage our technical and operational strengths. As of December 31, 2013, we had estimated proved reserves of 80.4  Mmboe, of which 64% were oil and 71% were proved developed. Of these proved developed reserves, 69% were oil reserves.

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

The following summarizes our acquisitions (purchase prices are before economic effective date adjustments):

Acquisitions

•

On January 15, 2014, we acquired 100% working interest of certain shallow-water central Gulf of Mexico shelf oil and natural gas assets in the Eugene Island 258/259 field for $70.4 million (the “Nexen Acquisition”);

•	On September 26, 2013, we acquired an asset package consisting of certain Gulf of Mexico shelf oil and natural gas interests in the West Delta 29 field (the “WD29 Interests”) for $21.8 million;
•

On October 31, 2012, we acquired 100% of the membership interests of Hilcorp Energy GOM, LLC (“Hilcorp Acquisition”), which owned certain shallow water Gulf of Mexico shelf oil and natural gas interests (the “Hilcorp Properties”) for $550 million. The Hilcorp Properties included three core producing complexes in the Ship Shoal 208, South Pass 78 and South Marsh Island 239 areas;

•

On May 15, 2012, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests in our South Timbalier 41 field located in the Gulf of Mexico for $32.4 million (the “ST41 Interests”);

•

On November 17, 2011, we acquired interests in the Main Pass 296/311 complex along with other unit interests in the Main Pass complex and an interest in a Main Pass 295 primary term lease for $38.6 million (the “Main Pass Interests”); and

•

On February 14, 2011, we acquired from Anglo-Suisse Offshore Partners, LLC (“ASOP”) an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system (the “ASOP Properties”) for $200.7 million.  The ASOP Properties included two core producing complexes in the West Delta and Main Pass areas and an interest in the South Pass 49 field.

Dispositions

•	On April 2, 2013, we sold certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the non-operated Bay Marchand field for total consideration of $62.8 million.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding these transactions.

Competitive Strengths

High Quality Asset Base with Significant Exploitation and Exploration Potential. We believe our asset base is characterized by lower-risk properties that have more predictable well control and production profiles. Our net proved reserves as of December 31, 2013 were 71% proved developed, which provides significant production visibility. Moreover, we have an inventory of lower risk exploitation projects with 209 behind pipe opportunities and 35 identified proved undeveloped reserves locations.  Our portfolio of fields offer significant development and exploration potential, with multiple producing zones and unexplored deeper horizons.

Oil-Weighted Reserves and Production. We believe we are more oil-focused in both our reserves and production as compared to many of our peers. Our net proved reserves at December 31, 2013 were approximately 64% oil, and our net average daily production for the year ended December 31, 2013 was 76% oil. Given the current commodity price environment and resulting disparity between oil and natural gas prices on a barrel of oil equivalent basis, we believe our high percentage of oil reserves compared to our overall reserve base provides us an economic advantage. Additionally, the production decline curve of oil is typically lower than a natural gas decline curve, resulting in longer term production from current reserves.

Operational Control. We operate properties that contain approximately 89% of our proved reserves. As the operator of a property, we are afforded greater control of the optimization of production, the timing and amount of capital expenditures, and the operating parameters and costs of our projects. As such, we are able to align capital expenditures with cash flow because we are generally able to adjust drilling and development plans in response to changes in commodity prices.

Geographically Focused Properties in the Gulf of Mexico. We are focused on operating properties located in the Gulf of Mexico shelf, which gives us the opportunity to minimize logistical and administrative costs and maximize the productivity of our field personnel. Our concentration of long-lived, oil rich legacy fields provides attractive future consolidation opportunities as evidenced by the Hilcorp and Nexen acquisitions.  Our experience in the Gulf of Mexico, and particularly offshore Louisiana, has led us to focus our efforts in that particular region, where we are familiar with the fields, drilling and production trends and where we have amassed an extensive library of geologic information.

In 2012 we acquired additional 2-D and 3-D seismic data sets in our current offshore operating areas and onshore Louisiana where the geology is characterized by similar productive horizons and structural features. In addition to the extensive seismic library we have of our legacy properties, we have licensed high quality multi-client 3-D data sets for recently acquired fields. We now have approximately 21,119 square miles of 3-D seismic data in the Gulf of Mexico and onshore Louisiana. This seismic data assists us in identifying attractive development and exploration drilling opportunities that adhere to our capital-efficient development strategies. We continue to high-grade these data sets by employing state-of-the-art reprocessing techniques for the data covering our core fields and on a regional basis around those fields. These technological upgrades are creating better images of prospective horizons and aiding in the evaluation of drilling opportunities.

Additionally, in September and October 2013, we negotiated agreements totaling approximately $45 million with seismic companies to acquire 3-D seismic licenses over our core areas.  These agreements include a commitment to acquire area-wide data licenses for seismic acquisitions that will be performed by the seismic company during 2014, 2015 and 2016 covering a minimum of 200 blocks, or approximately one million acres, within the shallow water Gulf of Mexico covering our core asset base.

Conservative Fiscal Policy. We budget our capital spending on exploration and development with the goal of remaining within cash flow from operations.   We have hedged approximately 67% of our forecasted oil production for 2014 and have begun hedging forecasted production for 2015.

Experienced Management and Significant Technical Expertise. We have an experienced and technically-adept management team, averaging more than 25 years of industry experience among our top nine executives. We have also built a strong technical staff of geologists and geophysicists, field operations managers and engineers to handle all aspects of our exploitation, exploration, production and decommissioning activities.  During the current year, we brought on eight additional geoscientists, engineers and technicians.

Business Strategy

Pursue Capital Efficient Development in Core Areas. Our current producing asset base in the Gulf of Mexico shelf includes a large inventory of lower-risk exploitation opportunities, as well as exploration prospects with multiple objectives and follow-up opportunities. In 2013, we completed  21 workovers and 17 drill wells, with a 79% success rate, spending approximately $335.9 million on development and exploration activities and a total of $12.3 million on seismic purchases.  We also spent approximately $2 million on undeveloped leases in 2013.  Our fiscal year 2014 capital budget is $360 million, which is allocated to development activities and exploration projects within core field areas.  Additionally, we plan to spend approximately $50 million in 2014 on plugging, abandonment and other decommissioning activities. We will continue to focus on lower-risk development projects, as well as a small number of high quality, high potential exploration prospects. We believe the properties we acquired in recent years enhance our exploitation strategy to increase production from legacy fields and provide us with substantial incremental exploration opportunities within those fields.

Build upon Regional Geologic Expertise. We are dedicating significant resources to add to our knowledge of the geology underlying our core areas. As previously described, in September and October 2013, we negotiated agreements totaling approximately $45 million with seismic companies to acquire 3-D seismic licenses over our core areas through 2017, of which we expect to spend approximately $13 million in 2014. We also have recently acquired additional 2-D and 3-D seismic data sets in our current offshore operating areas and onshore Louisiana, where the geology is characterized by similar productive horizons and structural features. Our geological and geophysical teams are analyzing well data, paleontological data and seismic data to identify exploration targets at intermediate and deep depths as well as associated acquisition opportunities.

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

Maintain Financial Discipline. We strive to maintain a conservative financial position, sufficient liquidity and a strong balance sheet. We establish our capital spending plans with the goal of funding those costs with cash flows from operations. We currently have access to our senior credit facility (the “Senior Credit Facility”) which we entered into on February 14, 2011. On October 31, 2012, the facility was amended and restated in connection with the Hilcorp Acquisition to increase the aggregate commitment under the Senior Credit Facility from $250 million to a maximum of $750 million and to extend the maturity date to October 31, 2016.  In January 2014, our lenders approved a $50 million increase in our borrowing base under our Senior Credit Facility, increasing our borrowing base to $475 million.  As of February 21, 2014, we had $265 million in availability under our Senior Credit Facility.  In order to maintain financial flexibility, we plan to fund our 2014 fiscal year exploration and development capital budget with cash flow from operations and borrowings under our Senior Credit Facility, as needed. Additionally, because we operate many of our properties, we are able to manage the timing of a substantial portion of our capital investments. We may fund future acquisitions with a combination of cash on hand, borrowings under our Senior Credit Facility and issuances of debt and equity securities under our universal shelf registration statement that became effective under the Securities Act of 1933 in July 2011.

Capitalize on Competency in Plugging and Abandonment. We have established and are executing on a proactive, multi-year plan to plug, abandon and decommission depleted wells and associated infrastructure. Our chairman, president and chief executive officer has significant experience in conducting these types of operations and has supplemented our staff to accomplish this objective. In our East Bay field where our abandonment and decommissioning obligations are concentrated, we have completed plugging and abandonment operations on more than 48% of the inactive wellbores. We expect to reduce our lease operating expense over time by removing idle infrastructure and its associated maintenance costs.

Where You Can Find More Information

We maintain a website at www.eplweb.com that contains information about us, which information is available free of charge, including links to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments as soon as reasonably practicable after electronically filing such reports with, or furnishing them to the Securities and Exchange Commission (the “SEC”). In addition, our website contains our Corporate Governance Guidelines and the charters for our Audit, Compensation, Nominating and Governance and Environmental, Health and Safety Committees. Copies of this information are also available by writing to our Corporate Secretary at 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana 70170. Our website and the information contained in it and connected to it shall not be deemed incorporated by reference into this Annual Report or any other filing that we make with the SEC.

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

Properties

As of December 31, 2013, we had working interests in 32 producing fields located in the Gulf of Mexico shelf region.  The proved reserves and production from these fields are primarily associated with the following core producing areas: Ship Shoal 208, East Bay, West Delta, South Timbalier, South Pass 78, Main Pass, South Marsh Island 239 and South Pass 49.

During 2013, we concentrated on exploration and exploitation opportunities in the Ship Shoal 208, West Delta, South Pass 78 and Main Pass areas and evaluated certain well proposals in these areas using our recently reprocessed 3-D seismic data.

As of and for the year ended December 31, 2013, our proved reserves and production from our core producing areas as percentages of our total proved reserves and total production were as follows:

	Proved Reserves	Production
Ship Shoal 208	24%	10%
East Bay	17	11
West Delta	15	32
South Timbalier	12	8
South Pass 78	10	7
Main Pass	6	8
South Marsh Island 239	4	4
South Pass 49	3	7

Our Ship Shoal 208 complex is located 110 miles southwest of New Orleans.  It contains 31 producing wells in average water depths of approximately 100 feet in three lease blocks. We operate the Ship Shoal 208 complex and own a working interest of 100% of the acreage position in this area.

Our East Bay area includes the South Pass 24 and 27 fields and is located 89 miles southeast of New Orleans, near the mouth of the Mississippi River. It contains 197 producing wells located along the coastline and in water depths up to approximately 70 feet. We operate this field and own an average 96% working interest in our acreage position in this area.

Our West Delta complex, a legacy producing area, is located 62 miles south southeast of New Orleans. It contains 44 producing wells in water depths ranging from 29 to 87 feet and includes five lease blocks. We operate the West Delta complex and own an average 93% working interest in our acreage position in this area.

Our South Timbalier area includes the South Timbalier 26 and 41 fields located approximately 60 to 72 miles south of New Orleans. It contains 18 producing wells in water depths of approximately 73 feet or less. We operate the South Timbalier 26 and 41 blocks, and we own a 100%  working interest in this area.

Our South Pass 78 complex is located 86 miles southeast of New Orleans.  It contains 25 producing wells in water depths ranging from approximately 140 to 190 feet in four lease blocks.  We operate the South Pass 78 complex and own a working interest of 67% of the acreage position in this area.

Our Main Pass complex is located 98 miles southeast of New Orleans. It contains 33 producing wells in average water depths of approximately 250 feet and includes the Main Pass 296 and 311 fields. We own a non-operated 50% working interest in our acreage position in this area.

Our South Marsh Island 239 complex is located 117 miles southwest of New Orleans.  It contains 9 producing wells in water depths of approximately 20 feet in four lease blocks.  We operate the complex and own a working interest of 92% in the acreage position in this area.

Our South Pass 49 field, which is located near our East Bay field contains 6 producing wells in water depths of approximately 285 feet.  We own a working interest of 44% of the acreage position in this area.

Our properties include other producing fields offshore Louisiana located in water depths ranging from approximately 18 to 300 feet with working interests ranging from 7% to 100%.

As of December 31, 2013, we also owned interests in 6 undeveloped leases in the deepwater Gulf of Mexico and we have a non-operated interest in one developed lease.  Our working interests in our leases in this area ranged from 15% to 33%.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for  information regarding our oil and gas production, average prices and average costs.

Oil and Natural Gas Reserves

The following table presents our estimated net proved oil and natural gas reserves and the estimated future net revenues and cash flows related to our reserves at December 31, 2013,  2012 and 2011. Our estimates of proved reserves are based on a reserve report prepared as of December 31, 2013 by Netherland, Sewell & Associates, Inc. (“NSAI”),  an independent petroleum engineering firm. Neither PV-10 nor the standardized measure of discounted future net cash flows shown in the table is intended to represent the current market value of the estimated oil and natural gas reserves that we own. Note 15 “Supplementary Oil and Natural Gas Disclosures—(Unaudited)” of the consolidated financial statements in Part II, Item 8 of this Annual Report provides important additional information about our proved oil and natural gas reserves.

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

	As of December 31,
	2013	2012	2011
	(dollars in thousands)
Total net proved reserves:
Oil (Mbbls)	51,517	47,442	27,301
Natural gas (Mmcf)	173,584	179,939	58,785
Total (Mboe)	80,448	77,432	37,099
Net proved developed reserves (1):
Oil (Mbbls)	39,439	37,908	24,791
Natural gas (Mmcf)	107,687	120,687	52,739
Total (Mboe)	57,387	58,022	33,581
Net proved undeveloped reserves:
Oil (Mbbls)	12,078	9,534	2,510
Natural gas (Mmcf)	65,897	59,252	6,046
Total (Mboe)	23,061	19,409	3,518
Estimated future net revenues before income taxes (2)	$2,894,227	$2,641,407	$1,555,059
Present value of estimated future net revenues before income taxes (PV-10) (2)(3)(5)	$2,109,324	$1,979,274	$1,100,701
Standardized measure of discounted future net cash flows (4)(5)	$1,649,078	$1,574,282	$876,169

(1)Net proved developed non-producing reserves as of December 31, 2013  (13,306 Mbbls and 60,875 Mmcf) were 23,452 Mboe, or 29% of our total proved reserves.

(2)Calculated using oil prices of $105.30,  $105.13 and $108.48 per barrel, respectively, and natural gas prices of $3.73,  $2.92 and $4.16 per Mcf, respectively, held constant for the life of the reserves, computed in accordance with ASC 932, based on the unweighted, arithmetic average of the closing price on the first day of each of the twelve months during the fiscal year (as required by ASC 932), applying historical adjustments, including transportation, quality differentials, and purchaser bonuses, on an individual property basis, to the year-end quantities of estimated proved reserves. The historical adjustments applied to the computed prices are determined by comparing our historical realized price experience with the comparable historical market, or posted, price.

(3)The present value of estimated future net revenues attributable to our reserves was prepared using constant prices, determined in the manner described in footnote (2), discounted at a rate of 10% per year on a pre-tax basis.

(4)The standardized measure of discounted future net cash flows represents the present value of future cash flows after income taxes discounted at 10% per year, as calculated in accordance with SEC guidelines and pricing.

(5)PV-10 is considered a non-GAAP financial measure as defined by the SEC. We believe that the presentation of PV-10 is relevant and useful to our investors as supplemental disclosure to the standardized measure, or after-tax amount, because it presents the discounted future net cash flows attributable to our proved reserves before taking into account future corporate income taxes and our current tax structure. Because the standardized measure is dependent on the unique tax situation of each company, our calculation may not be comparable to those of our competitors. Because of this, PV-10 can be used within the industry and by creditors and securities analysts to evaluate estimated net cash flows from proved reserves on a more comparable basis.

As of December 31, 2013, our PUDs comprised 37 drilling locations in 13 fields.  The Ship Shoal 208 field accounts for approximately 50% of our total PUDs, with 11,495 Mboe, consisting of 6,579 Mbbls of oil and 29,496 Mmcf of natural gas.  The remaining 12 locations account for approximately 1% to 8% of our total PUDs each, with PUDs ranging from 156 Mboe to 1,959 Mboe.

For the year ended December 31, 2013, the increase in our PUDs was primarily attributable to extensions and discoveries resulting in approximately 7,895 Mboe of proved reserves associated with 12 drilling locations. The Ship Shoal 208 field accounts for approximately 53% of our PUD extensions and discoveries with 4,152 Mboe, consisting of 3,541 Mbbls of oil and 3,668 Mmcf of natural gas in 5 locations.  The remainder of our PUD extensions and discoveries were in five other fields with PUD extensions and discoveries ranging from 110 Mboe to 1,299 Mboe. During the year ended December 31, 2013, we divested 179 Mboe of PUDs in the Bay Marchand field and drilled two PUD locations in the West Delta area and one in the Ship Shoal 208 field.  The three drilled PUD locations represent 1,675 Mboe, or approximately 9%, of our PUDs at December 31, 2012, consisting of 1,515 Mbbls of oil and 961 Mmcf of natural gas. We spent approximately $52 million drilling these three locations.

For the year ended December 31, 2012, the acquisition of the Hilcorp Properties added PUDs of 15,472 Mboe.  Other changes in our PUDs that occurred during the year ended December 31, 2012 were considered individually insignificant, netting to an increase of 419 Mboe.

We expect our PUDs as of December 31, 2013 of 23.1 Mmboe to begin converting from proved undeveloped to proved developed as the planned development projects begin in 2014. We project future development costs relating to the development of the PUDs remaining at December 31, 2013 to be approximately $229 million in 2014, $52 million in 2015, $5 million in 2016 and  $23 million thereafter.

Our Vice President, Reserves, is the technical person primarily responsible for overseeing the preparation of our reserve estimates and for compliance with our policies. He is a registered petroleum engineer with extensive experience in reservoir analysis and reports directly to our executive management. At the end of each year, our reserve estimates are prepared by outside petroleum engineering firms. As of December 31, 2013, our estimates of proved reserves are based on a reserve report prepared by the independent petroleum engineering firm NSAI, a nationally recognized engineering firm. At December 31, 2013, estimates of 100% of our total estimated net proved reserves were prepared by NSAI. NSAI’s report is filed as an exhibit to this Annual Report on Form 10-K.

NSAI provides a complete range of geological, geophysical, petrophysical and engineering services and have the technical experience and ability to perform these services in any of the onshore and offshore oil and gas producing areas of the world. NSAI has a technical staff of over 70 professionals who are knowledgeable with regard to recognized industry reserves and resource definitions, specifically those set forth by the SEC. NSAI’s report includes a description of the technical qualifications of the individuals at NSAI primarily responsible for preparing our reserve estimates.

We have internal controls in place to provide reasonable assurance of compliance with SEC rules in the determination of our reserve estimates. These controls include:

•corporate policies which require reserve estimates to be in compliance with SEC guidelines;

•data on new discoveries is reviewed by the Vice President, Reserves, and our outside engineering firm for evaluation and incorporation into our reserve estimates;

•year-end reserve estimates are reviewed by our Vice President, Reserves, and our chief executive officer and other senior management; and

•revisions are communicated to our board of directors.

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

The table below sets forth production information for each field that contains 15% or more of our total proved reserves as of December 31, 2013.    The Ship Shoal 208 field was acquired in the Hilcorp Acquisition and the table below reflects production for this field beginning November 1, 2012.

	Year Ended December 31,
	2013	2012	2011

Ship Shoal 208:
Oil (Mbbls)	658	109	-
Natural gas (Mmcf)	1,130	199	-
Total (Mboe)	846	142	-
East Bay:
Oil (Mbbls)	879	1,035	1,062
Natural gas (Mmcf)	90	47	76
Total (Mboe)	894	1,043	1,075
West Delta:
Oil (Mbbls)	2,293	1,142	775
Natural gas (Mmcf)	2,000	490	317
Total (Mboe)	2,626	1,224	828

Costs Incurred in Oil and Natural Gas Activities

The following table sets forth the costs incurred associated with finding, acquiring and developing our proved oil and natural gas reserves.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Acquisitions—Proved (1)	$46,047	$706,322	$261,812
Acquisitions—Unproved	2,200	7,496	14
Exploration	46,100	43,338	17,129
Development (2)	303,245	180,938	83,577
Costs incurred	$397,592	$938,094	$362,532

(1)For the year ended December 31, 2013, includes $30 million associated with the acquisition of the Hilcorp Properties and $17 million associated with the acquisition of the WD29 Interests.  See Note 2 “Acquisitions and Dispositions” of the consolidated financial statements in Part II, Item 8 of this Annual Report for further information.

(2)Includes our estimates during the years ended December 31, 2013, 2012 and 2011 of incurred asset retirement obligations associated with finding and developing our proved oil and natural gas reserves of $1.2 million, $1.2 million and $0.2 million, respectively.

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2013.

	Total Productive Wells
	Gross	Net
Oil	379	314
Natural gas	98	72
Total	477	386

Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities and natural gas wells awaiting pipeline connections to commence deliveries. Thirty-seven gross oil wells and 11 gross natural gas wells have dual completions.

In this Annual Report, when referring to wells and acreage, “gross” refers to the total wells or acres in which we have a working interest and “net” refers to gross wells or acres multiplied by our working interest.

Acreage

The following table sets forth information relating to acreage held by us as of January 15, 2014. Developed acreage is assigned to producing wells.

	Gross Acreage	Net Acreage
Developed:
Gulf of Mexico Shelf	319,375	237,659
Deepwater Gulf of Mexico	5,760	1,599
Other	125	125
Total	325,260	239,383
Undeveloped:
Gulf of Mexico Shelf	62,245	60,422
Deepwater Gulf of Mexico	34,560	9,663
Total	96,805	70,085

We continually assess our undeveloped lease inventory for exploration opportunities and, where appropriate, develop strategies to maintain our inventory by allocating resources to such leases or arranging for the participation of others, including farm-outs and the use of prospect generation consulting geologists. Leases covering 14% of our undeveloped net acreage expire in 2014, 8% expire in 2015, 10% expire in 2016, 39% expire in 2017, and 21% expire in 2018. The remaining undeveloped net acreage is held by production. We currently plan to develop opportunities for leases covering 48% of the net undeveloped acreage expiring in 2014. As of December 31, 2013, the total net book value of the leases expiring in 2014 and 2015 was $0.2 million.

Since December 31, 2012, our net developed acreage decreased 4,589 net acres, or 2%, and our net undeveloped acreage decreased 53,823 net acres, or 43%.  The decrease in our net developed acreage was primarily attributable to a decrease of 36,275 net acres, or 15%, associated with certain Gulf of Mexico shelf leases that expired or were relinquished, which was substantially offset by an increase of 31,759 net acres, or 13%, primarily due to the Nexen Acquisition and the development of certain leases in our West Delta and Main Pass fields. The decrease in our net undeveloped acreage was primarily attributable to decreases totaling 69,642 net acres, or 56%, primarily associated with certain undeveloped Gulf of Mexico shelf and deepwater Gulf of Mexico leases that expired or were relinquished. The decrease was partially offset by the acquisition of new Gulf of Mexico shelf leases totaling 15,819 net acres, or 13%, resulting from recent federal lease sales.

Drilling Activity

Drilling activity refers to the number of wells completed at any time during the applicable fiscal years, regardless of when drilling was initiated. The following table shows our drilling activity where “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest in these wells.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Development Wells
Productive	13.0	11.5	11.0	9.5	4.0	3.6
Non-productive	3.0	3.0	1.0	1.0	1.0	1.0
Total	16.0	14.5	12.0	10.5	5.0	4.6
Exploratory Wells
Productive	-	-	1.0	0.8	4.0	1.3
Non-productive	1.0	1.0	2.0	0.7	1.0	0.5
Total	1.0	1.0	3.0	1.5	5.0	1.8
Recompletion Operations
Productive	17.0	14.4	16.0	14.2	23.0	19.1
Non-productive	4.0	3.7	2.0	2.0	4.0	3.3
Total	21.0	18.1	18.0	16.2	27.0	22.4

We also drilled one gross (1.0 net) successful exploratory oil well in a recently-acquired primary term lease in our Main Pass 244 field that reached its target depth in September 2013 and is waiting on production facilities to commence production.

We are currently in the process of drilling five gross (5.0 net) development wells, three in our Ship Shoal 208 field, one in our West Delta area and one in our South Timbalier area.  In addition, we recently drilled one exploratory well (0.5 net) in our Ship Shoal 208 field, which we are completing and anticipate first production in April 2014.

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

Regulation of Transportation of Oil. Our wholly owned subsidiary, EPL Pipeline, L.L.C. (“EPL Pipeline”), is an interstate common carrier pipeline subject to regulation by the FERC under the Interstate Commerce Act (“ICA”). EPL Pipeline owns five pipelines subject to regulation by the FERC: (1) an approximately twelve-mile pipeline that runs between South Timbalier 26 and a portion of South Timbalier 41 on the Gulf of Mexico OCS to Bayou Fourchon, Louisiana; (2) an approximately eight-mile pipeline that runs between South Marsh Island Block 239 through Mound Point B and South Marsh Island Block 205 to Lighthouse Point A, South Marsh Island Block 207 on the Gulf of Mexico OCS to Vermillion Parish, Louisiana; (3) an approximately nine-mile pipeline that runs between South Pass Block 78 and South Pass Block 55 on the

Gulf of Mexico OCS; and (4) an approximately ten-mile pipeline that runs between South Pass Block 55 and West Delta Block 83 on the Gulf of Mexico OCS to Plaquemines Parish, Louisiana; and (5) an approximately ten-mile pipeline that runs between Vermillion Block 38 to a point of interconnection designated as the EPL Pipeline Vermillion Block 38 Lateral Interconnect.  The ICA requires that we maintain tariffs on file with the FERC for these pipelines. The tariffs set forth the rates, which were established as negotiated rates that have not been protested, as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier pipelines be “just and reasonable” and nondiscriminatory. The ICA permits challenges to existing rates and authorizes the FERC to investigate such rates to determine whether they are just and reasonable. If a challenge is made to a newly filed increased rate and FERC ultimately finds that the proposed rate is unlawful following an investigation, FERC is permitted to change that rate prospectively from the date of its decision, and may order refunds representing the difference between the challenged increased rate and the previous lawful rate.  If a complaint is filed against an existing rate, FERC may award reparations for the two year period prior to the date of the complaint.

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

FERC Market Transparency Rules. FERC’s regulations require wholesale buyers and sellers of more than 2.2 MmBtu of physical natural gas in the previous calendar year (including interstate and intrastate natural gas pipelines, natural gas gatherers, natural gas processors and natural gas marketers) to report, on May 1 of each year, aggregate volumes of natural gas purchased or sold at wholesale in the prior calendar year to the extent such transactions utilize, contribute to, or may contribute to the formation of price indices.

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

Environmental Matters

General. Various federal, state and local laws and regulations governing the protection of the environment, such as the Oil Pollution Act of 1990 (“OPA”), the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”), the Resource Conservation and Recovery Act, as amended (“RCRA”), the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and the Federal Clean Air Act, as amended (the “Clean Air Act”), affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons, and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state laws and regulations. These laws and regulations:

•restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities and establish requirements for the management and disposal of drill production water and wastes;

•limit or prohibit drilling and production activities on certain lands lying within wetlands and other protected areas and in ways that affect certain species;

•impose permitting, monitoring, and recordkeeping requirements and other regulatory controls; and

•impose substantial liabilities, including cleanup obligations, for pollution and natural resource damages resulting from our operations.

Failure to comply with these laws and regulations could result in the assessment of significant administrative, civil and criminal fines and penalties, the incurrence of capital expenditures, delays in the development of projects, the imposition of remedial or corrective action obligations, or injunctive relief that could include limitations on, or the cessation of, certain of our operations. Changes in environmental laws and regulations occur regularly and the current trend is toward more stringent environmental regulation and legislation. We believe that we are in substantial compliance with currently applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.  For example, we did not incur any material capital expenditures for remediation or pollution control activities for the year ended December 31, 2013, and we are not aware of any environmental issues or claims that will require material capital expenditures during 2014.  Nevertheless, accidental spills or releases may occur in the course of our operations, and we cannot give any assurances that we will not incur substantial costs and liabilities, as a result of such spills or releases, which would not be covered by insurance, including those relating to claims for damage to property and persons.  Moreover, we cannot give any assurance that the passage of more stringent or additional laws or regulations in the future will not materially adversely affect our business, results of operations and financial condition.

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

In addition, Executive Order 13158 (Marine Protected Areas), issued in 2000, directs federal agencies to strengthen existing Marine Protected Areas (“MPAs”), establishes new MPAs, and develops a national system of MPAs. This order could adversely affect our operations by restricting areas in which we may carry out future exploration or production activities and/or cause us to incur increased operating expenses. In addition, federal permit approvals are conditioned on the collection and removal of debris resulting from activities related to exploration, development and production of offshore leases in order to prevent harm to marine species. The BSEE also issues Notices to Lessees and Operators (“NTLs”) that provide guidance on the implementation of and compliance with OCSLA regulations. Many of these NTLs, with which we must comply, relate to the prevention of harm to marine species.

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

We are subject to an active NTL, effective October 15, 2010, on the decommissioning of wells and platforms. The NTL imposes more stringent requirements for decommissioning facilities that pose a hazard to safety or the environment, as well as for facilities that are not useful for lease operations and that are not capable of oil and natural gas production in “paying quantities.” Historically, approval was granted to operators to maintain these structures in order to conduct future activities. However, the NTL significantly restricts this practice. Under the NTL, lessees must submit an application to permanently plug any well that poses a hazard to safety or the environment within 30 days after identifying the hazard. The NTL also imposes new deadlines for removing platforms or other facilities that are no longer useful for operations. Furthermore, the NTL imposes new deadlines for plugging, abandoning or performing downhole zonal isolation on wells that are no longer useful for operations and that are no longer capable of production in paying quantities. In May 2013, we responded to a written request from BOEM for information on our “idle iron” issues by submitting a company-wide three-year plan for our wellbore plugging and abandonment and decommissioning activities through 2016.

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

Our oil, condensate and natural gas production is sold to a variety of purchasers, historically at market-based prices. We believe that the prices for liquids and natural gas are comparable to market prices in the areas where we have production. Of our total oil and natural gas revenues in 2013,  Chevron USA, Inc. accounted for approximately 63%,  ConocoPhillips accounted for approximately 24%,  and Shell Trading (US) Company accounted for approximately 6%. Due to the nature of the markets for oil and natural gas, we do not believe that the loss of any one of these customers would have a material adverse effect on our financial condition or results of operations, although a temporary disruption in production revenues could occur.

Employees

As of December 31, 2013, we had 188  full-time employees, including 39 geoscientists, engineers and technicians and 94 field personnel. Our employees are not represented by any labor union or other collective bargaining organization. We consider relations with our employees to be satisfactory and we have never experienced a work stoppage or strike. We regularly use independent consultants and contractors to perform various professional services in various areas, including in our exploration and development operations, production operations and certain administrative functions.

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

 Seasonality

Historically, the demand for and price of natural gas generally trends upward during the winter months and downward during the summer months. However, these seasonal fluctuations can be interrupted due to summer storage practices where pipeline companies, utilities, distribution companies and industrial users may purchase and place into storage facilities a portion of their anticipated winter requirements of natural gas. These trends are also disrupted by extreme market impacts such as those that occurred in 2008, when oil and natural gas prices reached peak levels in the summer months, then fell during the winter. Tropical storms and hurricanes generally occur in the Gulf of Mexico during late summer and fall, which may require us to evacuate personnel and shut-in production during those periods. The winds and turbulent current conditions that occur in the winter months can impact our ability to safely load, unload and transport personnel and equipment, and perform operations, including plugging, abandonment and other decommissioning activities, which can delay our operations, increase the cost of our operations and/or delay the restoration and maintenance of our oil and natural gas production.

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

•potential costs associated with complying with new or modified regulations or interpretations of such regulations promulgated by the BOEM, the BSEE and the PHMSA;

•the impact of political and regulatory developments;

•risks and liabilities associated with acquired properties or businesses;

•our ability to make and integrate acquisitions;

•our substantial level of indebtedness;

•our ability to incur additional indebtedness;

•oil and gas prices and competition;

"	cyber attacks; and

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

For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see “Risk Factors” in Part 1, Item 1A of this Annual Report and elsewhere in this Annual Report, our reports and registration statements filed from time to time with the SEC, and other announcements we make from time to time. Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements.

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

Item 1A.Risk Factors

Risks Related to Our Business

Our business requires substantial capital investment and maintenance expenditures, and our capital resources may not be adequate to provide for all of our cash requirements.

Our operations are capital intensive. Our ability to replace our oil and natural gas production and maintain our production levels and reserves requires extensive capital investment, including substantial capital expenditures for the acquisition, development, production, exploration and abandonment of oil and gas properties. Our business also requires substantial expenditures for routine maintenance. Our capital requirements will depend on numerous factors, and we cannot predict accurately the timing and amount of our capital requirements. Though we have the ability to borrow under our Senior Credit Facility, we intend to finance our development and exploration capital expenditures with cash flow from operations. Because our cash flows are subject to a range of economic, competitive and business risks, we may not be able to generate sufficient cash flow from operations to meet our debt payment obligations and to fund these capital requirements. Additionally, the amounts available to us under our Senior Credit Facility may not be sufficient for our capital requirements not funded by cash flow from operations, and we may not be able to access additional financing resources for a variety of reasons, including restrictive covenants in our Senior Credit Facility and the indenture governing our senior notes. If we are unable to make scheduled payments on our Senior Credit Facility, or if our financing requirements are not met by our Senior Credit Facility and we are unable to access sources of additional financing on terms we find acceptable, our business, operations, financial condition and cash flows will be negatively impacted.

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

The borrowing base under our Senior Credit Facility is subject to re-determination and could be reduced in the future if commodity prices decline, which will limit our available funding for exploration and development.

Our current borrowing base under our Senior Credit Facility is $475 million.  As of February 21, 2014, we had $210 million outstanding under our Senior Credit Facility. Our borrowing base is subject to semi-annual and certain other interim re-determinations by our lenders in their sole discretion, based on the collateral value of our proved reserves. Any reduction of the borrowing base is subject to approval of lenders holding not less than 66 2/3% of the lending commitments under our Senior Credit Facility.

In the future, we may not be able to access adequate funding under our Senior Credit Facility as a result of (i) a decrease in our borrowing base due to the outcome of a subsequent borrowing base re-determination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. If oil or natural gas commodity prices deteriorate, our revised borrowing base under our Senior Credit Facility could be reduced. As a result, we may be unable to obtain adequate funding under our Senior Credit Facility. If funding is not available when needed, it could adversely affect our exploration and development plans as currently anticipated and our ability to make new acquisitions, each of which could have a material adverse effect on our production, revenues and results of operations.

In addition, if there is a decrease in our borrowing base as a result of the outcome of a subsequent borrowing base re-determination and, as a result of such decrease, the outstanding borrowings under our Senior Credit Facility exceed the re-determined borrowing base, we will be required to repay half of such difference within 45 days and the other half of such difference within 90 days. We may not have the financial resources in the future to make any mandatory principal prepayments required under our Senior Credit Facility, which would result in an event of default under the Senior Credit Facility.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the notes.

We and the guarantors of the 8.25% senior notes due 2018 (the “8.25% Senior Notes”), on a consolidated basis at December 31, 2013, had outstanding $640 million of senior indebtedness, including $130 million of secured debt under our Senior Credit Facility. Our substantial level of indebtedness could have significant effects on our business. For example, our level of indebtedness and the terms of our debt agreements may:

•make it more difficult for us to satisfy our financial obligations under the 8.25% Senior Notes, our other indebtedness and our contractual and commercial commitments and increase the risk that we may default on our debt obligations;

•heighten our vulnerability to downturns in our business, our industry or in the general economy and restrict us from exploiting business opportunities or making acquisitions;

•limit management’s discretion in operating our business;

•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, and other general corporate purposes;

•place us at a competitive disadvantage compared to our competitors that have less debt;

•limit our ability to borrow additional funds; and

•limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy.

Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to make payments with respect to the 8.25% Senior Notes and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting our company and industry, many of which are beyond our control. In addition, the indenture governing the 8.25% Senior Notes (the “2011 Indenture”) and our Senior Credit Facility contain financial and other restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debts.

Despite our substantial level of indebtedness we may still be able to incur substantially more indebtedness, which would increase the risks associated with our leverage.

Even with our existing debt levels, we and our subsidiaries may be able to incur substantial amounts of additional debt in the future, including debt under our existing and future credit facilities. As of December 31, 2013, we had total debt outstanding of $640 million consisting of $510 million of the 8.25% Senior Notes and $130 million of outstanding borrowings under our Senior Credit Facility.  In January 2014, our lenders approved a $50 million increase in our borrowing base under the facility, increasing our borrowing base to $475 million.  As of February 21, 2014, we had $210.0 million outstanding and $265 million in availability under our Senior Credit Facility. Although the terms of the 8.25%  Senior Notes and our current and future credit facilities will limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt for specific purposes or under certain circumstances. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our leverage.

Our Senior Credit Facility and the 2011 Indenture impose significant operating and financial restrictions on us and our subsidiaries that may prevent us from pursuing certain business opportunities and restrict our ability to operate our business.

Our Senior Credit Facility and the 2011 Indenture contain covenants that restrict our and our restricted subsidiaries’ or, in the case of the Senior Credit Facility, our and all of our subsidiaries’, ability to take various actions, such as:

•transferring or selling assets;

•paying dividends or distributions, buying subordinated indebtedness or securities, making certain investments or making other restricted payments;

•incurring or guaranteeing additional indebtedness or, in the case of the 2011 Indenture and only with respect to our restricted subsidiaries, issuing preferred stock;

•creating or incurring liens;

•incurring dividend or other payment restrictions affecting restricted subsidiaries;

•consummating a merger, consolidation or sale of all or substantially all our assets;

•entering into transactions with affiliates;

•engaging in business other than a business that is the same or similar to our current business or a reasonably related extension thereof;

•making capital expenditures other than those related to our business as a domestic exploration and production company;

•issuing capital stock of certain subsidiaries;

•entering into sale/leaseback transactions;

•making acquisitions or investments; and

•designating subsidiaries as unrestricted subsidiaries.

In addition, our Senior Credit Facility restricts us from entering into certain hedging contracts or extending credit. Our Senior Credit Facility also requires, and any future credit facilities may additionally require, us to comply with specified financial ratios, including regarding interest coverage, total leverage, current assets to current liabilities or other similar ratios.

We may also be prevented from taking advantage of business opportunities that arise if we fail to meet certain ratios or because of the limitations imposed on us by the restrictive covenants under these agreements. The restrictions contained in our Senior Credit Facility and the 2011 Indenture may also limit our ability to plan for or react to market conditions, meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance our operations, enter into acquisitions, execute our business strategy, effectively compete with companies that are not similarly restricted or engage in other business activities that would be in our interest. In the future, we may also incur debt obligations that might subject us to additional and different restrictive covenants that could affect our financial and operational flexibility. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on acceptable terms or at all should we seek to do so.

Our ability to comply with these covenants will likely be affected by events beyond our control, and we cannot assure you that we will satisfy those requirements. A breach of any of these provisions could result in a default under our Senior Credit Facility, the 2011 Indenture or any future credit facilities we may enter into, which could allow all amounts outstanding thereunder to be declared immediately due and payable, subject to the terms and conditions of the documents governing such indebtedness. If we were unable to repay the accelerated amounts, our secured lenders could proceed against the collateral granted to them to secure such indebtedness. This would likely in turn trigger cross-acceleration and cross-default rights under any other credit facilities and indentures, if any then exist governing the notes and the terms of our other indebtedness outstanding at such time. If the amounts outstanding under our Senior Credit Facility, the 8.25% Senior Notes or any other indebtedness outstanding at such time were to be accelerated or were the subject of foreclosure actions, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.

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

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, financial condition, cash flow, access to capital and future rate of growth. Oil and natural gas are commodities and, as a result, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. While oil prices have recovered from their low levels in 2009, there are different views about the strength of the economic recovery and future demand for oil and natural gas. Consequently, there is no assurance that oil prices will not fall again. Domestic natural gas prices have recently experienced ten year lows and may remain at these low levels relative to historical prices for an extended period of time. The prices we receive for our production and the levels of our production depend on numerous factors beyond our control. These factors include:

•changes in the global supply, demand and inventories of oil;

•domestic natural gas supply, demand and inventories;

•the actions of the Organization of Petroleum Exporting Countries;

•the price and quantity of foreign imports of oil;

•the price and availability of liquefied natural gas imports;

•political conditions, including embargoes, in or affecting other oil-producing countries;

•economic and energy infrastructure disruptions caused by actual or threatened acts of war, or terrorist activities, or national security measures deployed to protect the United States from such actual or threatened acts or activities;

•economic stability of major oil and natural gas companies and the interdependence of oil and natural gas and energy trading companies;

•the level of worldwide oil and natural gas exploration and production activity;

•weather conditions, including energy infrastructure disruptions resulting from those conditions;

•technological advances affecting energy consumption; and

•the price and availability of alternative fuels.

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

At December 31, 2013, the Ship Shoal 208, East Bay and West Delta fields contained approximately 24%, 17%, and 15%, respectively, of our estimated proved reserves. If the actual reserves associated with these properties are less than our estimated reserves, such a reduction of reserves could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2013, our independent petroleum engineers estimate that, on average, 60% of our total proved reserves will be produced within five years. We will have to continue to develop, exploit, find or acquire additional reserves to sustain our current production levels and to grow our production.

The cost of operating our business, including our estimates of future asset retirement obligations, may vary significantly especially because our operations are concentrated in the Gulf of Mexico.

We are responsible for plugging and abandoning wellbores and decommissioning associated platforms, pipelines and facilities on our oil and natural gas properties. Estimating future abandonment and decommissioning costs in the Gulf of Mexico is difficult because most of the removal obligations may be many years in the future, regulatory requirements are subject to change or more restrictive interpretation, and technologies are constantly evolving, which may result in increased costs. As a result, we may make significant increases or decreases to our estimated asset retirement obligations (“ARO”) in future periods. Some of our offshore operations are conducted on federal leases that are administered by the BOEM and are required to comply with the regulations and orders promulgated by the BOEM and BSEE under OCSLA. We are subject to regulations over the decommissioning of wells and platforms. The regulations impose stringent requirements for decommissioning facilities that pose a hazard to safety or the environment, as well as for facilities that are not useful for lease operations and that are not capable of oil and natural gas production in “paying quantities.” The regulations also impose deadlines for removing platforms or other facilities that are no longer useful for operations, and deadlines for plugging, abandoning or performing downhole zonal isolation on wells that are no longer useful for operations and that are no longer capable of production in paying quantities.

Because we operate in the Gulf of Mexico, platforms, facilities and equipment are subject to damage or destruction as a result of hurricanes. The estimated cost to plug and abandon a well or dismantle a platform can change materially if the platform from which the work was anticipated to be performed is damaged or toppled. Accordingly, our estimates of future abandonment and decommissioning costs could differ materially from what we may ultimately incur. The effects of Hurricanes Katrina and Rita during the 2005 hurricane season and Hurricanes Ike and Gustav in 2008 significantly impacted oil and gas operations on the OCS. The effects included structural damage to fixed production facilities, semi-submersibles and jack-up drilling rigs which could create the potential for catastrophic damage to key infrastructure and the resultant pollution. The former BOEMRE has issued still active guidance through NTLs, aimed at improving platform survivability by taking into account environmental and oceanic conditions in the design of platforms and related structures.

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

As we carry out our planned drilling program, we will not serve as operator of all planned wells. As of December 31, 2013, we operated approximately 89% of our properties, based on proved reserves at December 31, 2013. As a result, we may have limited ability to exercise influence over the operations of some non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•the timing and amount of capital expenditures;

•the availability of suitable offshore drilling rigs, drilling equipment, support vessels, production and transportation infrastructure and qualified operating personnel;

•the operator’s expertise and financial resources;

•approval of other participants in drilling wells;

•selection of technology; and

•the rate of production of the reserves.

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

We enter into derivative contracts to reduce the impact of oil and natural gas price volatility on our cash flow from operations. Currently, we use crude oil and natural gas swap arrangements to mitigate the volatility of future oil prices received.

Our actual future production may be significantly higher or lower than we estimate at the time we enter into derivative contracts for such period. If the actual amount of production is higher than we estimate, we will have greater commodity price exposure than we intended as our excess production will be unhedged. If the actual amount of production is lower than the notional amount that is subject to our derivative financial instruments, we might be forced to satisfy all or a portion of our derivative transactions at the current market rates without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial diminution of our liquidity. As a result of these factors, our hedging activities may not be as effective as we intend in reducing the volatility of our cash flows, and in certain circumstances may actually increase the volatility of our cash flows. In addition, our price risk management activities are subject to the following risks:

•a counterparty may not perform its obligation under the applicable derivative instrument;

•there may be a change in the expected differential between the underlying commodity price in the derivative instrument and the actual price received; and

•the steps we take to monitor our derivative financial instruments may not detect and prevent violations of our risk management policies and procedures.

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

The existence of some provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock. The provisions in our Certificate of Incorporation and Bylaws that could delay or prevent an unsolicited change in control of our company include:

•the board of directors’ ability to issue shares of preferred stock and determine the terms of the preferred stock without approval of common stockholders; and

•a prohibition on the right of stockholders to call meetings and limitations on the right of stockholders to present proposals or make nominations at stockholder meetings.

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

A significant component of our business strategy is to acquire oil and gas properties. Acquisitions of producing properties from third parties require us to assess many factors that are inherently inexact and may be inaccurate, including:

•the risk that reserves expected to support the acquired assets may not be of the anticipated magnitude or may not be developed as anticipated;

•the risk that financial information relating to the acquired assets may not be accurate;

•inaccurate assumptions about revenues and costs, including synergies;

•significant increases in our indebtedness and working capital requirements;

•an inability to transition and integrate successfully or timely the businesses we acquire;

•the cost of transition and integration of data systems and processes;

•potential environmental problems and costs;

•the assumption of unknown liabilities;

•limitations on rights to indemnity from the seller;

•the diversion of management’s attention from other business concerns;

•increased demands on existing personnel and on our corporate structure;

•increased responsibility for plugging and abandonment costs;

•customer or key employee losses of the acquired businesses; and

•the failure to realize expected growth or profitability.

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

Integration of the operations of the properties we acquire with our existing business will be a complex, time-consuming and costly process. Failure to successfully integrate the acquired businesses and operations in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows. The difficulties of combining the acquired operations include, among other things:

•operating a significantly larger combined organization;

•integrating corporate, technological and administrative functions;

•integrating internal controls and other corporate governance matters;

•diverting management’s attention from other business concerns;

•loss of key vendors from the acquired businesses;

•a significant increase in our indebtedness; and

•potential environmental or regulatory liabilities and title problems.

The process of integrating our operations could cause an interruption of, or loss of momentum in, the activities of our business. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. Our operating performance, revenues and costs could be materially adversely affected if:

•we are not successful in completing the integration of acquired properties into our operations;

•the integration takes longer or is more complex than anticipated; or

•we cannot operate acquired properties as effectively as we anticipate.

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

The properties we acquire may not produce as expected, may be in an unexpected condition and we may be subject to increased costs and liabilities, including environmental liabilities. Although we review properties prior to acquisition in a manner consistent with industry practices, such reviews are not capable of identifying all potential adverse conditions. Furthermore, we may not be able to subject the preparation of reserve estimates for acquired properties to the same internal controls we have for the preparation of reserve estimates for our existing properties. Generally, it is not feasible to review in depth every individual property involved in each acquisition. We focus our review efforts on the higher-value properties or properties with known adverse conditions and will sample the remainder. However, even a detailed review of records and properties and preparation of reserve reports in accordance with our internal controls may not necessarily reveal existing or potential problems or permit us to become sufficiently familiar with the properties to fully assess their condition, any deficiencies, and development potential.

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

In accordance with SEC requirements, the estimated discounted future net cash flows from our proved reserves are computed using prices based on the unweighted, arithmetic average of the closing price on the first day of each of the twelve months during the preceding fiscal year and costs as of the date of the estimate held constant for the life of the reserves. However, actual future net cash flows from our natural gas and oil properties will be affected by factors such as:

•the volume, pricing and duration of our natural gas and oil hedging contracts;

•supply of and demand for natural gas and oil;

•actual prices we receive for natural gas and oil;

•our actual operating costs in producing natural gas and oil;

•the amount and timing of our capital expenditures and decommissioning costs;

•the amount and timing of actual production; and

•changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves, which could adversely affect our business, results of operations and financial condition.

Our estimates of proved reserves and related PV-10 and standardized measure of discounted future net cash flows have been prepared in accordance with new SEC rules, which went into effect for fiscal years ending on or after December 31, 2009, and may make comparisons to prior periods difficult and could limit our ability to book additional proved undeveloped reserves in the future.

This Annual Report presents estimates of our proved reserves, related PV-10 and standardized measure of discounted future net cash flows as of December 31, 2013, 2012 and 2011, all of which have been prepared and presented under new SEC rules. These new rules were effective for fiscal years ending on or after December 31, 2009, and require companies to prepare their reserves estimates using revised reserve definitions and revised pricing based on 12-month unweighted first-day-of the-month average pricing. The previous rules required that reserve estimates be calculated using year-end pricing. As a result of these changes, and because the new rules do not have a retroactive effect to periods that ended prior to December 31, 2009, direct comparisons to our prior period reserves amounts may be more difficult.

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

The SEC has released only limited interpretive guidance regarding reporting of reserve estimates under the new rules and may not issue further interpretive guidance on the new rules. Accordingly, the estimates of our proved reserves included in this Annual Report could differ materially from any estimates we might prepare applying more specific SEC interpretive guidance.

We may be limited in our ability to book additional proved undeveloped reserves under recent SEC rules.

We have included in this Annual Report certain estimates of our proved reserves as of December 31, 2013 prepared in a manner consistent with our and our independent petroleum engineer’s interpretation of the recent SEC rules relating to modernizing reserve estimation and disclosure requirements for oil and natural gas companies. These recent rules were effective for annual reporting periods ended on or after December 31, 2009. Included within these recent SEC reserve rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years of the date of booking. This rule may limit our potential to book additional proved undeveloped reserves as we pursue our drilling program. Further, if we postpone drilling of proved undeveloped reserves beyond this five-year development horizon, we may be required to write-off reserves previously recognized as proved undeveloped. As of December 31, 2013, approximately 29% of our total proved reserves were undeveloped, and approximately 29% of our total proved reserves were developed non-producing reserves. There can be no assurance that all of those reserves will ultimately be developed or produced.

If we are unable to replace the reserves that we have produced, our reserves and future revenues will decline.

Our future success depends on our ability to find, develop, acquire and produce oil and natural gas reserves that are economically recoverable. Lower commodity prices and increased costs associated with exploration, development and production may lower the threshold of economic recoverability. Though our 2014 fiscal year capital budget contemplates the deployment of a larger amount of capital compared to the capital expenditures in 2013, there can be no assurance that we will be able to grow production through the drill-bit at rates we have experienced in the past. Though we intend to pursue development and acquisition opportunities, there is no assurance that our efforts will yield their intended results. Without continued successful acquisition or exploration activities, our reserves and revenues will decline as a result of our current reserves being depleted by production. We may not be able to find or acquire additional reserves on an economic basis.

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

Currently, we have general liability insurance coverage with an annual aggregate limit of $2.0 million and umbrella excess liabilities coverage with an aggregate limit of $200.0 million applicable to our working interests. Our general liability policy is subject to a $25,000 per incident deductible. We also have an offshore property physical damage and operators extra expense policies that contain an aggregate of $201.4 million of named windstorm limit of which we self-insure approximately 9%.  Recoveries from these policies are subject to a $2.5 million deductible that applies to non-named windstorm occurrences and a $27.5 million deductible that applies to named windstorm events except for East Bay central facilities and rental compressor losses, which are subject to a 1.5% deductible of the scheduled values of the items making up a loss, but always subject to a $25,000 minimum. Further, there are sub-limits within the named windstorm annual aggregate limit for re-drill, non-blowout plugging and abandonment and excess removal of wreck. Our operational control of well coverage provides limits that vary by well location and depth and range from a combined single limit of $20 million to $75 million per occurrence. Deepwater wells have a coverage limit of $50 million per occurrence. Additionally, we maintain $150 million in oil pollution liability coverage as required under the Oil Pollution Act of 1990. Our control of well and oil pollution liability policy limits are scaled proportionately to our working interests, except for our deepwater control of well coverage, to which the $50 million limit applies to our working interest. Under our service agreements, including drilling contracts, generally we are indemnified for injuries and death of the service provider’s employees as well as contractors and subcontractors hired by the service provider.

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

The Company has contracted with an emergency and spill response management consultant, which would provide management expertise, personnel and equipment, under the supervision of the Company, in the event of an incident requiring a coordinated response. Additionally, the Company is a member of Clean Gulf Associates (“CGA”), a not-for-profit association of producing and pipeline companies operating in the Gulf of Mexico and has capabilities to simultaneously respond to multiple spills. CGA is structured to provide an effective method of staging response equipment and providing spill response for its member companies in the Gulf of Mexico. On January 1, 2013, CGA entered into an agreement with Clean Gulf Associates Services, LLC (“CGAS”), an affiliate of T&T Marine Salvage Inc. (“TTMS”).  Through this agreement, CGAS will store, maintain, deploy and operate all CGA-owned equipment and provide response personnel.  This agreement replaced the expiring Equipment Management, Contractor Services and Bareboat Charter Agreement that CGA had previously entered into with Marine Spill Response Corporation.  CGAS maintains CGA’s equipment in various warehouse locations (currently including 50 skimmers with various estimated daily recovery capacities,  numerous containment and storage systems including thousands of feet of boom and one fire boom system, tanks and storage barges, wildlife cleaning and rehabilitation facilities, and both aerial and vessel dispersant spray systems) at staging points around the Gulf of Mexico in its ready state. In the event of a spill, CGAS mobilizes appropriate equipment to CGA members. In addition, CGA maintains a contract with Airborne Support Inc., which provides aircraft and dispersant capabilities for CGA member companies.

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

Losses and liabilities arising from uninsured and underinsured events could materially adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration and production activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;

•abnormally pressured formations;

•blow-outs and surface cratering;

•mechanical difficulties and pipe, cement, sub-sea well or pipeline failures;

•fires and explosions;

•personal injuries and death; and

•natural disasters, especially hurricanes and tropical storms in the Gulf of Mexico region.

If we experience any of these problems, well bores, platforms, gathering systems and processing facilities could be affected, which could adversely affect our ability to conduct operations. We could also incur substantial losses because of costs and/or liability incurred as a result of:

•injury or loss of life;

•severe damage to and destruction of property, natural resources and equipment;

•pollution and other environmental damage;

•clean-up responsibilities;

•regulatory investigations and penalties;

•suspension of our operations; and

•repairs to resume operations.

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

Our future success will depend on the success of our exploration and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control, including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in planned expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling activity, including the following:

•pressure or irregularities in geological formations;

•shortages of or delays in obtaining equipment and qualified personnel;

•equipment failures or accidents;

•adverse weather conditions, such as hurricanes and tropical storms;

•reductions in oil and natural gas prices;

•title problems;

•limitations in the market for oil and natural gas; and

•cost of services to drill wells.

If we are unable to effectively manage the commodity price risk of our production if energy prices fall, we may not realize the anticipated cash flows from our acquisitions.

Compared to some other participants in the oil and gas industry, we are a relatively small company with modest resources. Therefore, there is the possibility that we may be unable to find counterparties willing to enter into derivative arrangements with us or, to the extent counterparties are willing to enter into derivative arrangements with us, we may be required to either purchase relatively expensive put options, or commit to deliver future production, in order to manage the commodity price risk of our future production. To the extent that we commit to deliver future production, we may be forced to post cash collateral to counterparties as they mark to market these financial hedges. This funding requirement may limit the level of commodity price risk management that we are prudently able to complete. In addition, we are unlikely to hedge undeveloped reserves to the same extent that we hedge the anticipated production from proved developed reserves. If we fail to manage the commodity price risk of our production and energy prices fall, we may not be able to realize the cash flows from our assets that are currently anticipated even if we are successful in increasing the production and ultimate recovery of reserves.

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

We may need to obtain bonds or other surety in order to maintain compliance with applicable regulations, which, if required, could be costly and reduce borrowings available under our Senior Credit Facility or any other credit facilities we may enter into in the future.

Regulations with respect to offshore operations govern, among other things, engineering and construction specifications for production facilities, safety procedures, plugging and abandonment of wells on the OCS of the Gulf of Mexico and removal of facilities. Lessees subject to these regulations are generally required to have substantial net worth or post bonds or other acceptable assurances so that the various obligations of lessees on the Gulf of Mexico shelf will be met. While we believe that we are currently exempt from such supplemental bonding requirements, the BOEM or BSEE could re-evaluate or increase our obligations, which could cause us to lose our exemption. The cost of these bonds or other surety could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, we may be required to provide letters of credit to support the issuance of these bonds or other surety. Such letters of credit would likely be issued under our Senior Credit Facility or another credit facility we may enter into in the future and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. The cost of compliance with these supplemental bonding requirements could materially and adversely affect our financial condition, cash flows and results of operations.

We are subject to extensive governmental laws and regulations, including environmental regulations and permit requirements that can adversely affect the cost, manner or feasibility of doing business and could result in restrictions on our operations or civil or criminal liability.

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

We are exposed to claims under environmental requirements and such claims have been made against us. In the United States, environmental requirements and regulations typically impose strict liability. Strict liability means that in some situations we could be exposed to liability for cleanup costs, natural resource damages, and other damages as a result of our conduct that was lawful at the time it occurred or the conduct of prior operators or other third parties. Liability for damages arising as a result of future claims brought under environmental laws could be substantial and could have a material adverse effect on our financial position, results of operations, and cash flows, or any of them. These potential liabilities may arise from both our historical operations and the historical operations of companies or properties that we have acquired. We also could be subject to third-party claims with respect to environmental matters for which we have been named as a potentially responsible party.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations implementing the Dodd-Frank Act.  The CFTC has finalized a number of regulations under the Dodd-Frank Act, including critical rulemakings on the definition of “swap”, “security-based swap”, “swap dealer” and “major swap participant.” The Dodd-Frank Act and the CFTC rules also will require us, in connection with certain derivative activities, to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. The CFTC, as part of its rulemaking under the Dodd-Frank Act, has also issued rules to impose position limits on certain futures and option contracts, and swaps which are the economic equivalent thereof.  The subject of the proposed position limit rules includes parts of the energy market; however, the impact of these rules is uncertain at this time as the initial rules published by the CFTC were vacated by a court following litigation, and a new version of proposed rules has only recently been proposed by the CFTC and is still open for public comment until February 2014.  Other regulations also remain to be finalized. As a result, it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and the CFTC rules on us and the timing of such effects. The Dodd-Frank Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations implementing the Dodd-Frank Act, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition and our results of operations.

The proposed United States federal budget for fiscal year 2014 may include certain provisions that, if passed as originally submitted, will have an adverse effect on our financial position, results of operations, and cash flows.

To date, the Office of Management and Budget has not released a summary of the proposed United States federal budget for fiscal year 2014. When released, it is anticipated that as a result of possible significant deficit reduction or comprehensive tax reform measures currently under consideration the proposed budget may repeal many tax incentives and deductions that are currently used by United States oil and gas companies and impose new taxes. The provisions include elimination of the ability to fully deduct intangible drilling costs in the year incurred, increases in the taxation of foreign source income, repeal of the manufacturing tax deduction for oil and natural gas companies and an increase in the geological and geophysical amortization period for independent producers. Should some or all of these provisions become law, our taxes will increase, potentially significantly, which would have a negative impact on our net income and cash flows. This could also cause us to reduce our drilling activities in the United States. Since none of these proposals have yet to be voted on or become law, we do not know the ultimate impact these proposed changes may have on our business.

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

Item  1B.Unresolved Staff Comments

None.

Item  2.Properties

The information contained in Part I, Item 1, “Business” of this Annual Report is incorporated herein by reference.

Item 3.Legal Proceedings

The information contained in Note 13, “Commitments and Contingencies” in the consolidated financial statements in Part II, Item 8 of this Annual Report is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item  5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “EPL.” The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common stock as reported by the NYSE.

	High	Low
	($)	($)
2012
First Quarter	18.49	14.72
Second Quarter	17.53	14.56
Third Quarter	21.99	16.01
Fourth Quarter	23.28	19.31

2013
First Quarter	29.18	22.53
Second Quarter	35.14	26.05
Third Quarter	38.32	28.75
Fourth Quarter	42.64	25.00

2014
First Quarter (through February 21, 2014)	31.26	25.18

On February 21, 2014, the last reported sales price of our common stock on the NYSE was $29.47 per share.

As of February 21, 2014, there were approximately 176 holders of record of our common stock.

We have not paid cash dividends in the past on our common stock. The covenants in certain debt instruments to which we are a party, including our Senior Credit Facility and the 2011 Indenture, place certain restrictions and conditions on our ability to pay dividends. Any future cash dividends would depend on contractual limitations, future earnings, capital requirements, our financial condition and other factors determined by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to compensation plans under which our equity securities are authorized for issuance.

Plan Category	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Equity compensation plans approved by stockholders (4)	1,088,382	$22.56	1,184,322
Equity compensation plans not approved by stockholders (5)	809,286	$13.35	-
Total	1,897,668	$17.76	1,184,322

 (1)Comprised of 1,453,173 shares subject to issuance upon the exercise of options and 444,495 shares which will vest upon the lapsing of restrictions associated with restricted share awards.

(2)Restricted share awards do not have an exercise price; therefore, this only reflects the weighted-average exercise price of options.

(3)These shares are available for future issuance under the 2009 Long Term Incentive Plan, as amended, in the form of options, appreciation rights, restricted shares, deferred shares, bonus stock and performance shares, units or restricted stock units.

(4)At our 2011 and 2013 annual meetings of stockholders, our stockholders approved increases in the number of shares authorized for issuance under the 2009 Long Term Incentive Plan from 1,237,000 shares to 3,574,000 shares.

(5)The form of the 2009 Long Term Incentive Plan was filed with the supplement to our plan of reorganization and approved by the United States Bankruptcy Court for the Southern District of Texas prior to our emergence from Chapter 11 reorganization on September 21, 2009. Accordingly, no stockholder approval was required, and none was sought or obtained.

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

The following graph compares the cumulative total shareholder return on our common stock relative to the cumulative total returns of  (i) the Russell 2000 index, (ii) our previous peer group, which was used in 2012, and includes: ATP Oil & Gas Corporation, Energy XXI (Bermuda) Limited, McMoRan Exploration Company, Stone Energy Corporation and W&T Offshore, Inc.  (the “Old Peer Group”) and (iii) our new peer group, which is a customized peer group of independent oil and natural gas exploration and production companies and includes: Contango Oil & Gas Company; Energy XXI (Bermuda) Limited; PetroQuest Energy, Inc.; Stone Energy Corporation; Swift Energy Corporation and W&T Offshore, Inc. (the “New Peer Group”). We modified our peer group to remove ATP Oil & Gas Corporation, which recently filed for Chapter 11 bankruptcy protection and McMoRan Exploration Company, which was acquired in early 2013 by Freeport-McMoran Copper & Gold, a company which is more diversified than our company. Our New Peer Group consists of companies which we believe focus in a geographic area similar to ours and which we believe analysts would be more likely to compare us with for investment purposes.

The graph tracks the performance of a $100 investment in our common stock, the New Peer Group, the Old Peer Group and the Russell 2000 index (with reinvestment of all dividends) from September 30, 2009, the end of the first month in which we emerged from Chapter 11 bankruptcy proceedings, through December 31, 2013.  Because the value of our old common stock bears no relation to the value of our existing common stock, the graph below reflects only our new common stock. The historic price performance is not necessarily indicative of future stock performance.

COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN*

Among EPL Oil & Gas, Inc., the Russell 2000 Index,
Old Peer Group and New Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
9/30/09
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
EPL Oil & Gas, Inc.
Russell 2000
Old Peer Group
New Peer Group

*$100 invested on 9/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 Russell Investment Group. All rights reserved.

	9/30/09	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
EPL Oil & Gas, Inc	100.00	114.61	199.20	195.71	302.28	382.04
Russell 2000	100.00	103.87	131.77	126.27	146.91	203.95
Old Peer Group	100.00	116.30	176.75	118.25	111.46	131.82
New Peer Group	100.00	103.07	159.38	167.42	136.09	143.26

Item 6.Selected Financial Data

The following table shows selected financial data derived from our consolidated financial statements, which are set forth in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. The data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

	Successor Company					Predecessor Company (1)
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from October 1, 2009 through December 31, 2009	Period from January 1, 2009 through September 30, 2009
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$693,038	$423,633	$348,327	$239,909	$56,750	$134,885
Income (loss) from operations (2)	219,591	130,447	67,126	7,309	(4,523)	(51,323)
Net income (loss)	85,274	58,810	26,611	(8,468)	(21,012)	(36,114)
Basic earnings (loss) per common share	$2.18	$1.50	$0.66	$(0.21)	$(0.53)	$(1.12)
Diluted earnings (loss) per common share	$2.15	$1.50	$0.66	$(0.21)	$(0.53)	$(1.12)

	Successor Company As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Total assets (2)	1,857,831	$1,705,627	$915,220	$626,906	$709,228
Long-term debt, excluding current maturities(2) (3)	627,355	689,911	204,390	-	58,590
Stockholders’ equity	629,213	545,973	491,045	473,116	480,087
Cash dividends per common share	-	-	-	-	-

(1)In connection with our emergence from Chapter 11 reorganization, we adopted fresh-start accounting as of September 30, 2009. Fresh-start accounting is required upon a substantive change in control and requires that the reporting entity allocate the reorganization value of the Company to its assets and liabilities in relation to their fair values. Under the provisions of fresh-start accounting, a new entity has been deemed created for financial reporting purposes.

(2)During the year ended December 31, 2012, we acquired the Hilcorp Properties and the ST41 Interests. In connection with the Hilcorp Acquisition, we issued $300.0 million in aggregate principal amount of our 8.25% Senior Notes.  During the year ended December 31, 2011, we acquired the ASOP Properties and Main Pass Interests. In connection with the ASOP Acquisition, we issued $210.0 million in aggregate principal amount of our 8.25% Senior Notes.

(3)At December 31, 2013, 2012 and 2011, none of our debt was classified as current. At December 31, 2010, we had no borrowings outstanding. At December 31, 2009 long-term debt classified as current was $18.8 million.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were incorporated as a Delaware corporation in January 1998 and operate in a single segment as an independent oil and natural gas exploration and production company. Our current operations are concentrated in the U.S. Gulf of Mexico shelf focusing on state and federal waters offshore Louisiana, which we consider our core area. We have focused on acquiring and developing assets in this region, as it offers a balanced and expansive array of existing and prospective exploration, exploitation and development opportunities in both established productive horizons and deeper geologic formations. As of December 31, 2013, we had estimated proved reserves of 80.4 Mmboe, of which 64% were oil and 71% were proved developed. Of these proved developed reserves, 69% were oil reserves.

Recent Events

On January 15, 2014, we completed the Nexen Acquisition for $70.4 million, subject to customary adjustments to reflect the September 1, 2013, economic effective date.    The assets we acquired include five leases in the Eugene Island 258/259 field—namely blocks 254, 255, 257, 258, and 259 (the “EI Interests”). The EI Interests are currently producing approximately 900 net Boe per day, about 95% of which is oil.  Estimated proved reserves as of the September 1, 2013 effective date consisted of approximately 2.6 Mmboe of proved developed producing reserves, about 91% of which were oil.  The estimated asset retirement obligation to be assumed and recorded on our balance sheet as a result of the Nexen Acquisition is expected to total approximately $27.1 million.

The Nexen Acquisition was financed with borrowings under our Senior Credit Facility.  In January 2014, our lenders approved a $50.0 million increase in our borrowing base under our Senior Credit Facility, increasing our borrowing base from $425.0 million to $475.0 million.  See “—Liquidity and Capital Resources—Senior Credit Facility” for more information regarding our Senior Credit Facility.

In September and October 2013, we negotiated agreements totaling approximately $45 million with seismic companies to acquire 3D seismic licenses over our core areas.  These agreements include a commitment to acquire area-wide data licenses for seismic acquisitions that will be performed by the seismic company during 2014, 2015 and 2016 covering a minimum of 200 blocks, or approximately one million acres, within the shallow water Gulf of Mexico covering our core asset base.

2013 Acquisitions and Dispositions

On April 2, 2013, we sold certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the non-operated Bay Marchand field (the “BM Interests”) to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $11.3 million resulting in total consideration of $62.8 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date.  Our results for the year ended December 31, 2013 reflect a pre-tax gain of $28.1 million from this sale.  See “—Liquidity and Capital Resources—Acquisitions and Dispositions” in this Item 2 for more information regarding the use of proceeds from this sale.

On September 26, 2013, we acquired the WD29 Interests for $21.8 million in cash, subject to customary adjustments to reflect an economic effective date of January 1, 2013 (the “WD29 Acquisition”). We estimate that the proved reserves as of the January 1, 2013 economic effective date totaled approximately 0.7 Mmboe, of which 95% were oil and 58% were proved developed reserves. The WD29 Acquisition was funded with a portion of the proceeds from the sale of the BM Interests described above.

On March 20, 2013, we were the high bidder on five leases at the Central Gulf of Mexico Lease Sale 227. The five high bid lease blocks cover a total of 13,892 acres on a gross and net basis and are all located in the shallow Gulf of Mexico within our core area of operations. Our share of the high bids totaled approximately $2.1 million.  We have been awarded all five of the leases.

2012 Acquisitions

On October 31, 2012, we acquired the Hilcorp Properties for $550.0 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  As of December 31, 2012, the Hilcorp Properties had estimated proved reserves of approximately 37.2 Mmboe, of which 49% were oil and 58% were proved developed reserves. The Hilcorp Properties included the three core producing complexes of the Ship Shoal 208, South Pass 78 and South Marsh Island 239 areas and related gathering lines which are described in Part I, Item 1, “Business – Properties.”

The Hilcorp Acquisition was financed with cash on hand, the net proceeds from the sale of $300.0 million in aggregate principal amount of our 8.25% senior notes due 2018 (the “2012 Senior Notes”) and borrowings under our Senior Credit Facility. The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act.  After deducting the initial purchasers’ discount, we realized net proceeds of $289.5 million.  Also on October 31, 2012, we obtained an increase in the aggregate commitment under our Senior Credit Facility from $250.0 million to $750.0 million under which we borrowed $205.0 million to fund a portion of the purchase price and related expenses of the Hilcorp Acquisition.

In the June 20, 2012, Central Gulf of Mexico Lease Sale 216/222, we were the high bidder on six leases covering a total of 27,148 acres on a gross and net basis located in the shallow Gulf of Mexico shelf within our core area of operations.  Our share of the high bids totaled approximately $7.0 million.

On May 15, 2012, we acquired the ST41 Interests for $32.4 million in cash, subject to customary adjustments to reflect an economic effective date of April 1, 2012 (the “ST41 Acquisition”). Prior to the ST41 Acquisition, we owned a 60% working interest in the properties, and W&T owned a 40% working interest. As a result of the ST41 Acquisition, we have become the sole working interest owner of the South Timbalier 41 field. The ST41 Interests had estimated proved reserves as of the acquisition date of approximately 1.0 Mmboe, of which 51% were oil and 84% were proved developed reserves. We funded the ST41 Acquisition with cash on hand.

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

We financed the ASOP Acquisition with the proceeds from the sale of $210.0 million in aggregate principal amount of 8.25% senior notes due 2018 (the “2011 Senior Notes”).  After deducting the initial purchasers’ discount and estimated offering expenses, we realized net proceeds of approximately $202.0 million from the sale of the 2011 Senior Notes.  We funded the Main Pass Acquisition with cash on hand.

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

Overview and Outlook

During 2013, we spent approximately $335.9 million on development activities and exploration projects and approximately $12.3 million on seismic purchases within existing core field areas.  We also spent approximately $2.1 million on the five leases at the Central Gulf of Mexico Lease Sale 227.  Additionally, we spent approximately $53.3 million in 2013 on plugging, abandonment and other decommissioning activities. Our fiscal year 2014 capital budget is $360 million, which is allocated to development activities and exploration projects within existing core fields. Additionally, we plan to spend approximately $50 million in 2014 on plugging, abandonment and other decommissioning activities.  We budget our capital spending on exploration and development with the goal of remaining within cash flow from operations.

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

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as oil and natural gas prices, tropical weather, economic, political and regulatory developments and availability of other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil and natural gas could have a material adverse effect on our financial position, our results of operations, our cash flows, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. See “Risk Factors” in Part I, Item 1A of this Annual Report for a more detailed discussion of these risks.

Results of Operations

The following table represents information about our oil and natural gas operations.

	Year Ended December 31,
	2013	2012	2011
Net production (per day):
Oil (Bbls)	16,938	10,398	8,089
Natural gas (Mcf)	32,863	17,852	17,968
Total (Boe)	22,415	13,373	11,084
Average sales prices:
Oil (per Bbl)	$104.01	$106.08	$108.81
Natural gas (per Mcf)	3.81	2.89	4.11
Total (per Boe)	84.18	86.33	86.07
Oil and natural gas revenues (in thousands):
Oil	$643,033	$403,663	$321,275
Natural gas	45,710	18,866	26,932
Total	688,743	422,529	348,207
Impact of derivatives instruments settled during the period (1):
Oil (per Bbl)	$(1.78)	$(0.88)	$(5.87)
Natural gas (per Mcf)	(0.04)	(0.07)	-
Average costs (per Boe):
LOE	$20.27	$19.38	$17.37
Depreciation, depletion and amortization (“DD&A”)	24.49	23.21	25.86
Accretion of liability for asset retirement obligations	3.46	3.18	3.94
Taxes, other than on earnings	1.40	2.66	3.55
General and administrative (“G&A”) expenses	3.44	4.74	4.63
Increase (decrease) in oil and natural gas revenues due to:
Changes in prices of oil	$(7,879)	(8,055)
Changes in production volumes of oil	247,249	90,443
Total increase in oil sales	239,370	82,388
Changes in prices of natural gas	$6,017	(7,995)
Changes in production volumes of natural gas	20,827	(71)
Total increase (decrease) in natural gas sales	26,844	(8,066)

(1)	See “—Other Income and Expense” section for further discussion of the impact of derivative instruments

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Overview

During the year ended December 31, 2013, we completed 16 development drilling operations, 13 of which were successful, and 21 recompletion operations, 17 of which were successful. In addition, we were 100% successful in five well operations that re-established production at existing wells, primarily within our Main Pass area.  Additionally, we drilled one successful exploratory oil well in a recently-acquired primary term lease in our Main Pass 244 field that reached its target depth in September 2013 and is waiting on production facilities to commence production.  One additional exploratory well that we drilled in our East Bay area during the year ended December 31, 2013 was not successful. We are currently in the process of drilling five gross (5.0 net) development wells, three in our Ship Shoal 208 field, one in our West Delta area and one in our South Timbalier area.  In addition, we are currently in the process of drilling one exploratory well (0.5 net) in our Ship Shoal 208 field, which we are completing and for which we anticipate first production in April 2014.

 One operating results for the year ended December 31, 2013, compared to the year ended December 31, 2012, reflect a 63% increase in oil production and an 84% increase in natural gas production. Our product mix for the year ended December 31, 2013 was 76% oil (including natural gas liquids) compared to 78% for the year ended December 31, 2012, resulting in a 68% increase in our overall production volumes for the year ended December 31, 2013 when compared to the year ended December 31, 2012.

Revenue and Net Income

	Year Ended December 31,
	2013	2012
	(in thousands)		$ Change	% Change
Oil and natural gas revenues	$688,743	$422,529	$266,214	63%
Net income	85,274	58,810	26,464	45%

For the year ended December 31, 2013, our oil and natural gas revenues increased 63% as compared to the year ended December 31, 2012, due primarily to the 63% increase in oil production, partially offset by slightly lower average selling prices for our oil. The increase in our oil and natural gas revenues also reflects the 84% increase in natural gas production and a 32% increase in average selling prices for natural gas in the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Our Gulf of Mexico shelf production, excluding the Hilcorp Properties, increased 29% in the year ended December 31, 2013, as compared to the year ended December 31, 2012, due primarily to production increases in our West Delta, South Pass 49 and Main Pass fields partially offset by production declines in our South Timbalier area.  Production from the Hilcorp Properties increased our production rate by approximately 5,902 Boe per day in the year ended December 31, 2013, compared to results for the year ended December 31, 2012, which include production from the Hilcorp Properties only for the period from November 1 to December 31, 2012, reflecting a 1,488 Boe per day impact on the production rate in the prior period.

In addition to the items addressed above, our net income for the year ended December 31, 2013 includes a gain on sale of assets of $28.7 million, primarily from the sale of the BM Interests; a loss on abandonment activities of $27.2 million; interest expense of $52.4 million and a net loss on derivative instruments of $32.4 million. Our net income for the year ended December 31, 2012 reflects a loss on abandonment activities of $2.4 million; interest expense of $28.6 million and a net loss on derivative instruments of $13.3 million.

For the years ended December 31, 2013 and 2012, our effective income tax rate was 36.8% and 33.7%, respectively, and the income tax expense that we recorded was all deferred.  For the year ended December 31, 2012 the income tax expense that we recorded was reduced due to applying the change in our estimated effective income tax rate to our net deferred tax liabilities. The change in our estimated effective income tax rate from 37.3% in 2011 to 36.4% in 2012 was primarily related to estimated state income taxes.

Operating Expenses

Our operating expenses primarily consisted of the following:

	Year Ended December 31,
	2013	2012
	(in thousands)		$ Change	% Change
LOE	$165,841	$94,850	$70,991	75%
Exploration expenditures and dry hole costs	26,555	18,799	7,756	41%
Impairments	2,937	8,883	(5,946)	-67%
DD&A, including accretion expense	228,658	129,146	99,512	77%
G&A expenses	28,137	23,208	4,929	21%
Taxes, other than on earnings	11,490	13,007	(1,517)	-12%
Other	34,942	4,678	30,264	647%

LOE increased for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to the acquisition of the Hilcorp Properties.    LOE for the year ended December 31, 2013 also included approximately $8.2 million of non-routine workover expenses.

Exploration expenditures and dry hole costs increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily reflecting costs associated with the increased size of our geological and geophysical staff.  We also had increases in seismic expense and dry hole costs. For the year ended December 31, 2013, seismic expense, was $12.3 million compared to $10.6 million for the year ended December 31, 2012.  Our seismic expense for the year ended December 31, 2013 relates primarily to the 3-D seismic agreements negotiated during the year.  Our seismic expense for the year ended December 31, 2012 related to area-wide 2-D and 3-D seismic purchases.  For the year ended December 31, 2013, we recorded approximately $5.5 million of dry hole costs, primarily associated with an exploratory drilling operation during the year which was unsuccessful. For the year ended December 31, 2012, we recorded approximately $4.2 million of dry hole costs, primarily associated with two exploratory wells which reached their target depths in January 2012 and were determined to be unsuccessful and an unsuccessful exploratory portion of a well that was successfully completed in a development zone.

Our exploratory expenditures and dry hole costs will vary significantly depending on the amount of our capital expenditures dedicated to exploration activities and the level of success we achieve in exploratory drilling activities.

Impairments for the year ended December 31, 2013 were primarily related to reservoir performance at a gas well in one of our smaller producing fields.  This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value during the year ended December 31, 2013.  Impairments for the year ended December 31, 2012 were primarily due to the decline in our estimate of future natural gas prices, which affected three of our natural gas producing fields and reservoir performance at two of those fields. These fields were determined to have future net cash flows less than their carrying values resulting in the write down of these properties to their estimated fair values. We also recorded impairments for undeveloped leases that were expiring in 2013 for which we had no development plans.  We periodically assess our oil and natural gas assets for impairment based on factors described in “—Discussion of Critical Accounting Policies.” The factors that can result in impairment include declines in the estimated future selling prices of oil and natural gas.

DD&A increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to the increase in production associated with the acquisition of the Hilcorp Properties.

G&A expenses increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012,  primarily as a result of higher professional fees related to the expansion of our asset base following the acquisition of the Hilcorp Properties and an increase in non-cash share-based compensation.   G&A per Boe for the year ended December 31, 2013, as compared to the year ended December 31, 2012, declined significantly because of the increase in production primarily from the Hilcorp Properties.

Taxes, other than on earnings, were lower in the year ended December 31, 2013, as compared to the year ended December 31, 2012. The decrease is primarily related to severance taxes and a decrease in production from state leases (which is subject to a severance tax regime).

Other operating expenses increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily as a result of an increase in loss on abandonment activities and amortization of the premium paid for our weather derivative.  During the year ended December 31, 2013, we recorded loss on abandonment activities totaling $27.2 million and amortization expense related to our weather derivative of $8.0 million.  During the year ended December 31, 2012, we recorded loss on abandonment activities totaling $2.4 million and amortization expense related to our weather derivative of $2.4 million.  For the year ended December 31, 2013, our loss on abandonment activities primarily reflects an increase of $20.8 million in our ARO liability related to our non-operated deepwater properties.

Other Income and Expense

Interest expense increased for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  The increase in our interest expense is due to the full year of interest on our 2012 Senior Notes and borrowings on our Senior Credit Facility for the year ended December 31, 2013. For the year ended December 31, 2012, our interest expense included interest on our 2012 Senior Notes and interest on borrowings on the Senior Credit Facility beginning in late October 2012 in connection with the Hilcorp Acquisition.

Other income (expense) in the year ended December 31, 2013 includes a net loss on derivative instruments of $32.4 million consisting of a loss of $20.9 million due to the change in fair value of derivative instruments to be settled in the future and a loss of $11.5 million on derivative instruments settled during the period primarily from the impact of higher oil prices on our oil fixed-price swaps.  Other income (expense) in the year ended December 31, 2012 includes a net loss on derivative instruments of $13.3 million consisting of a loss of $9.5 million due to the change in fair market value of derivative instruments and a loss of $3.8 million on derivative instruments settled during the period primarily from the impact of higher oil prices during 2012 on our oil fixed-price swaps.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Overview

During the year ended December 31, 2012, we completed 12 development drilling operations, 11 of which were successful, and 18 recompletion operations, 16 of which were successful. We also completed three exploratory drilling operations, one of which was successfully completed in a development zone.

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

Operating Expenses

Our operating expenses primarily consisted of the following:

	Year Ended December 31,
	2012	2011
	(in thousands)		$ Change	% Change
LOE	$94,850	$70,281	$24,569	35%
Exploration expenditures and dry hole costs	18,799	14,268	4,531	32%
Impairments	8,883	32,466	(23,583)	-73%
DD&A, including accretion expense	129,146	120,566	8,580	7%
G&A expenses	23,208	18,741	4,467	24%
Taxes, other than on earnings	13,007	14,365	(1,358)	-9%
Other	4,678	9,735	(5,057)	-52%

LOE increased for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the 2011 acquisitions of the ASOP Properties and Main Pass Interests and the 2012 acquisitions of the Hilcorp Properties and the ST41 Interests and approximately $3.0 million of expenses related to Hurricane Isaac in the 2012 period.

We recorded approximately $4.2 million of dry hole costs, primarily associated with two exploratory wells, which were being drilled at December 31, 2011, reached their target depths in January 2012 and were determined to be unsuccessful, and an unsuccessful exploratory portion of a well that was successfully completed in a development zone. In addition, exploration expenditures during the year ended December 31, 2012 include $10.6 million of seismic expense.  We recorded approximately $11.2 million of dry hole costs associated with unsuccessful wells in the year ended December 31, 2011. In the year ended December 31, 2011, we completed drilling five exploratory wells, one of which was unsuccessful. In addition, exploration expenditures in the year ended December 31, 2011 includes $0.8 million of seismic expenditures and delay rentals.

Impairments for the year ended December 31, 2012 were primarily due to the decline in our estimate of future natural gas prices, which affected three of our natural gas producing fields and reservoir performance at two of those fields. These fields were determined to have future net cash flows less than their carrying values resulting in the write down of these properties to their estimated fair values. We also recorded impairments for undeveloped leases that are expiring in 2013 for which we had no development plans.  Impairments for the year ended December 31, 2011 were primarily related to natural gas producing fields and our deepwater producing well (primarily natural gas). Impairments related to our deepwater producing well were primarily due to the decline in our estimate of future natural gas prices, reservoir performance and higher estimated operating costs. Additional impairments for the year ended December 31, 2011 were primarily related to reservoir performance at other natural gas producing fields.

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

Other Income and Expense

Interest expense increased in the year ended December 31, 2012, as compared to the year ended December 31, 2011. For the year ended December 31, 2012, our interest expense included interest on our 2012 Senior Notes and the Senior Credit Facility since the time of the issuance of the 2012 Senior Notes and borrowings on the Senior Credit Facility during late October 2012 in connection with the Hilcorp Acquisition as well as interest on the 2011 Senior Notes.  For the year ended December 31, 2011, our interest expense consisted primarily of interest on our 2011 Senior Notes issued on February 14, 2011 in connection with the ASOP Acquisition.

Other income (expense) in the year ended December 31, 2012 includes a net loss on derivative instruments of $13.3 million consisting of a loss of $9.5 million due to the change in fair market value of derivative instruments and a loss of $3.8 million on derivative instruments settled during the period primarily from the impact of higher oil prices during 2012 on our oil fixed-price swaps.  Other income (expense) in the year ended December 31, 2011 includes a net loss of $5.9 million consisting of a gain of $11.5 million due to the change in fair market value of derivative instruments and a loss of $17.4 million on derivative instruments settled during the period primarily from the impact of higher oil prices during 2011 on our oil fixed-price swaps.

Liquidity and Capital Resources

Sources and Uses of Capital

As of February 21, 2014, we had $265.0 million available under our Senior Credit Facility, which has a borrowing base of $475.0 million. During January 2014, we borrowed $58.0 on our Senior Credit Facility to fund a portion of the Nexen Acquisition and we currently have $210.0 million outstanding under our Senior Credit Facility. During the year ended December 31, 2013, we reduced our borrowings under this facility to $130.0 million, a reduction of $65.0 million since December 31, 2012. Of the net proceeds of $51.5 million from the sale of our BM Interests, approximately $16.5 million was used to fund the WD29 Acquisition and approximately $35.0 million was used in this reduction of borrowings.

Our fiscal year 2014 capital budget is $360 million, which is allocated to development activities and exploration projects within existing core field areas.  Additionally, we plan to spend approximately $50 million in 2014 on plugging, abandonment and other decommissioning activities. We intend to finance our capital budget with cash flow from operations. However, we may borrow under our Senior Credit Facility, as needed.

Cash Flow and Working Capital.   Net cash provided by operating activities increased to $387.6 million for the year ended December 31, 2013 compared to $213.9 million and $171.3 million for the years ended December 31, 2012 and 2011, respectively. Based on our outlook of commodity prices and our estimated production, we expect to fund our 2014 capital expenditures with cash flow from operations and borrowings under our Senior Credit Facility, as needed.

Our revenue, profitability, cash flows and future growth are substantially dependent upon prevailing and future prices for oil and natural gas, each of which depends on numerous factors beyond our control such as economic conditions, regulatory developments and competition from other energy sources. Oil and natural gas prices historically have been volatile, and may be subject to significant fluctuations in the future. Our derivative instruments serve to mitigate a portion of this price volatility on our cash flows. For full year 2014, we have a total of 12,996 Bbls of oil per day hedged, all of which is hedged using Louisiana Light Sweet (“LLS”) fixed price swaps at a price averaging $93.67 per Bbl.  We have a total of 5,000 Mmbtu of natural gas per day hedged for 2014, all of which is hedged using fixed price swaps at a price averaging $4.01 Mmbtu per day.  In addition, we have begun hedging forecasted 2015 production with 1,500 Bbls of oil per day currently hedged using Brent fixed price swaps at a price of $97.70 per Bbl and 4,300 Mmbtu of natural gas per day currently hedged using fixed price swaps at a price averaging $4.31 Mmbtu per day.  During 2013, we converted our outstanding 2014 oil fixed price swaps from Brent to LLS in order to more closely reflect the expected differential between the underlying prices and actual prices we receive.

We have incurred, and will continue to incur, capital expenditures to achieve production targets.  While we expect to fund the majority of future capital expenditures with cash flow from operations, we depend on the availability of borrowings under our Senior Credit Facility as a source of liquidity, including for short-term working capital requirements. Based on anticipated oil and natural gas prices and availability under our Senior Credit Facility, we expect to be able to fund our planned capital expenditures budget, debt service requirements and working capital needs for 2014. In addition to borrowings under our Senior Credit Facility, in order to meet capital requirements, which could include the funding of future acquisitions, we may also have the ability to issue debt and equity securities under our universal shelf registration statement that became effective under the Securities Act in July 2011.    However, a substantial or extended decline in oil or natural gas prices could have a material adverse effect on our financial position, results of operations, cash flows and quantities of oil and natural gas reserves that may be economically produced.  Any such extended decline could also have an adverse impact on our ability to issue additional debt or equity securities and our ability to comply with the financial covenants under our Senior Credit Facility, which in turn would limit further borrowings under our Senior Credit Facility.

At December 31, 2013, we had a working capital deficit of $176.0 million,  compared to $106.3 million at December 31, 2012.  The increase in our working capital deficit as of December 31, 2013 is primarily due to the continued use of cash to repay borrowings under our Senior Credit Facility, which is classified as long-term debt, increased accounts payable and accrued expenses related to exploration and development costs, the increase in the current portion of our asset retirement obligations and an increase in the current liability associated with our derivative instruments.  The working capital deficit at December 31, 2012 was primarily due to the use of cash to fund a portion of the Hilcorp Acquisition, increased accounts payable and accrued expenses related to exploration and development costs.  We have experienced, and expect to experience in the future, significant working capital deficits. Our working capital deficits have historically resulted from increased accounts payable and accrued expenses related to ongoing exploration and development costs, which may be capitalized as noncurrent assets, or increased investment in oil and natural gas properties. Additionally, we expect to use any available free cash flow to reduce our debt, all of which is long-term.  Therefore, although we may continue to experience working capital deficits, we expect to have significant availability under our Senior Credit Facility, providing substantial liquidity.

Capital Expenditures.  During the year ended December 31, 2013, we incurred costs of approximately $335.9 million on development and exploration activities and a total of $12.3 million on seismic purchases. In addition, we spent approximately $53.3 million on plugging, abandonment and other decommissioning activities during the year ended December 31, 2013. During the year ended December 31, 2013, we recorded a revision increasing our ARO liability by $20.8 million related to our only remaining four non-producing wellbores in our non-operated deepwater properties.  These increased abandonment costs are primarily attributable to changes in regulatory interpretations and enforcement by BSEE in the deepwater that increased the required scope of work.  During the year ended December 31, 2013, we also recorded revisions netting to an increase in our ARO liability related to our shallower-water assets of $3.8 million.  Additionally, these factors may impact our future plans to allocate capital to abandonment and decommissioning activities, and we may reduce or curtail these activities resulting in changes to our previous estimates of timing of future cash flows.

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

Acquisitions and Dispositions.  On January 15, 2014, we completed the Nexen Acquisition for $70.4 million, which was financed with borrowings under our Senior Credit Facility.  During January 2014, we requested and received, with the approval of our lenders, a $50.0 million increase in our borrowing base, bringing our borrowing base under the Senior Credit Facility to $475.0 million.

On April 2, 2013, we sold our BM Interests to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $11.3 million resulting in total consideration of $62.8 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date. We recognized a pre-tax gain of $28.1 million.

The cash proceeds from this sale of assets were deposited with a qualified intermediary in contemplation of a potential tax-deferred exchange of properties and initially classified as restricted cash.  On September 26, 2013, $16.5 million of these proceeds were used to fund the WD29 Acquisition, which was a qualifying purchase for tax-deferred purposes. On September 29, 2013, the underlying escrow agreement expired, and the remaining amount of the deposit became unrestricted.

We allocate capital in a rigorous and disciplined manner intended to achieve an overall lower risk capital expenditure profile that focuses on maximizing rate of return and requires projects to compete on that basis. This allocation has led us to focus on oil-weighted projects, resulting in a trend of increasing oil production.  From time to time, we may decide to divest of certain oil and gas properties that do not meet our capital expenditure risk, rate of return, operational control or other criteria. In addition to the sale of the non-operated BM Interests, we continue to assess whether there would be any interest for other small packages of our assets.  However, there can be no assurance that any such small asset packages will be sold or, if so, on what terms.

Share Repurchase Program. In August 2011, the board of directors authorized a program for the repurchase of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million and increased the program to $80.0 million in July 2013. Under the program, we have repurchased 1,799,000 shares at an aggregate cash purchase price of approximately $29.7 million, including 333,700 shares purchased for approximately $9.6 million during 2013. Such shares are held in treasury and could be used to provide available shares for possible resale in future public or private offerings and our employee benefit plans. The repurchases have been, and will be, carried out in accordance with certain volume, timing and price constraints imposed by the SEC’s rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors, including restrictions under our Senior Credit Facility. In July 2013, our Senior Credit Facility was amended to increase the limit applicable to certain restricted payments, which includes share repurchases, permitted by the agreement.

Restricted Cash. We maintain restricted escrow funds in a trust for future plugging, abandonment and other decommissioning costs at our East Bay field. As of December 31, 2013, we had $6.0 million remaining in restricted escrow funds in the trust for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our consolidated balance sheets.

8.25% Senior Notes.    The 8.25% Senior Notes consist of $510.0 million in aggregate principal amount issued under the 2011 Indenture. The 8.25% Senior Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due semi-annually, in arrears, on February 15th and August 15th of each year. The 8.25% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 8.25% Senior Notes will mature on February 15, 2018.

We issued the 8.25% Senior Notes in two different private placements as follows.  On February 14, 2011, we issued $210.0 million in aggregate principal amount of the 2011 Senior Notes under the 2011 Indenture. We used the net proceeds from the offering of the 2011 Senior Notes of $202.0 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011, and for general corporate purposes.

On October 25, 2012, we issued $300.0 million in aggregate principal amount of the 2012 Senior Notes under an indenture dated as of October 25, 2012 (the “2012 Indenture”).  We used the net proceeds from the offering of the 2012 Senior Notes of $289.5 million, after deducting the initial purchasers’ discount, to fund a portion of the Hilcorp Acquisition.  The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act, or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. The 2012 Senior Notes had terms that were substantially identical to the terms of our 2011 Senior Notes.  Pursuant to a registration rights agreement executed as part of the sale of the 2012 Senior Notes (the “Registration Rights Agreement”), during 2013 we issued publicly registered additional notes under our 2011 Indenture in exchange for the 2012 Senior Notes.  As a result of this exchange offer, 100% in aggregate principal amount of the 2012 Senior Notes was exchanged for notes under the 2011 Indenture, effective as of June 10, 2013.  All of the 8.25% Senior Notes are now issued under the 2011 Indenture, regardless of which private placement they were issued under.  For more information on our 8.25% Senior Notes, see Note 7, “Indebtedness,” of our consolidated financial statements contained in Part II, Item 8 of this Annual Report.

Senior Credit Facility. On February 14, 2011, we entered into our Senior Credit Facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto. The terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit. On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility, the aggregate commitment under this facility was increased from a maximum of $250.0 million to a maximum of $750.0 million and the maturity date was extended to October 31, 2016. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The Senior Credit Facility is secured by substantially all of our assets, including (a) mortgages on at least 80% of the total value of our oil and gas properties evaluated in the most recently completed reserve report, after giving effect to exploration and production activities, acquisitions and dispositions, and (b) the stock of certain wholly-owned subsidiaries. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and is subject to potential special and regular semi-annual redeterminations. On October 31, 2012, the borrowing base under the expanded credit facility was increased from $200.0 million to $425.0 million. In January 2014, our lenders approved a $50.0 million increase in our borrowing base under the facility, increasing our borrowing base to $475.0 million.  In addition, in July 2013, our Senior Credit Facility was amended to increase the limit applicable to certain restricted payments (specifically, share repurchases) permitted by the agreement.  Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings. Commitment fees ranging from 0.375% to 0.50% are payable on the unused portion of the borrowing base.  We had $130.0 million outstanding under our Senior Credit Facility as of December 31, 2013. As of February 21, 2014, we had $210.0 million outstanding and $265.0 million in availability under our Senior Credit Facility.

Terminated Credit Facility. On February 14, 2011, we terminated the then existing credit facility in connection with entering into our current credit facility described above, resulting in a loss on early extinguishment of debt of $2.4 million, primarily due to writing off the unamortized deferred financing costs associated with the terminated facility.

Analysis of Cash Flows for the Year Ended December 31, 2013

The following table sets forth our cash flows:

	Years Ended December 31,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$387,559	$213,871
Net cash used in investing activities	(306,339)	(764,965)
Net cash provided by (used in) financing activities	(73,929)	472,487

The increase in our 2013 cash flows from operating activities primarily reflects increases in revenues due to the increase in our oil and natural gas production during the year ended December 31, 2013, as compared to the year ended December 31, 2012.

Net cash used in investing activities decreased for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  Net cash used during the year ended December 31, 2013, related to an increase in exploration and development expenditures of $137.2 million compared to the year ended December 31, 2012, which is consistent with our increased capital expenditures budget for 2013. In addition, net cash used in investing activities during the year ended December, 2013 is net of the $51.7 million in proceeds from the sale of the BM Interests partially offset by property acquisitions, while the year ended December 31, 2012 includes the Hilcorp Acquisition and the acquisition of the ST41 Interests.

Net cash used in financing activities during the year ended December 31, 2013 primarily reflects repayments of $65.0 million borrowed under our Senior Credit Facility as well as $9.6 million for purchases of shares of our common stock (which are held as treasury shares) pursuant to our repurchase program.  Net cash provided by financing activities during the year ended December 31, 2012 reflects $294.3 million of net cash proceeds from the issuance of the 2012 Senior Notes (including $4.8 million of accrued interest included in the purchase price of the 2012 Senior Notes) and $215.0 million in borrowings under our Senior Credit Facility, partially offset by repayments of $20.0 million on our Senior Credit Facility, expenditures of $8.5 million for financing costs primarily associated with our Senior Credit Facility and offering expenses associated with our 2012 Senior Notes and $8.8 million for settlements of purchases of shares of our common stock (which have been kept as treasury shares) pursuant to our repurchase program.

We have not paid any cash dividends in the past on our common stock. The covenants in certain debt instruments to which we are a party, including our Senior Credit Facility and the 2011 Indenture governing the 8.25% Senior Notes, place certain restrictions and conditions on our ability to pay dividends. Any future cash dividends would depend on contractual limitations, future earnings, capital requirements, our financial condition and other factors determined by our board of directors.

Analysis of Cash Flows for the Year Ended December 31, 2012

The following table sets forth our cash flows:

	Years Ended December 31,
	2012	2011
	(In thousands)
Net cash provided by operating activities	$213,871	$171,252
Net cash used in investing activities	(764,965)	(310,591)
Net cash provided by (used in) financing activities	472,487	185,914

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

Disclosures about Contractual Obligations and Commercial Commitments

The following table aggregates the contractual commitments and commercial obligations which affect our financial condition and liquidity position as of December 31, 2013.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
	(in thousands)
Long-term debt	$640,000	$-	$130,000	$510,000	$-
Interest on indebtedness	197,801	44,896	89,792	63,113	-
Operating leases	5,143	1,073	2,461	1,203	406
Asset retirement obligations (undiscounted)	595,697	95,978	39,861	11,735	448,123
Seismic data commitments (1)	40,500	13,000	20,000	7,500	-
Total contractual obligations	$1,479,141	$154,947	$282,114	$593,551	$448,529

(1)  Represents pre-commitments for seismic data purchases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2013, other than the operating leases disclosed above.

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

•Successful-Efforts Method of Accounting—Oil and natural gas exploration and production companies choose from two acceptable methods of accounting for oil and gas properties, the “successful efforts” method, which is the method we use, and the “full cost” method. The most significant difference between the two methods relates to the accounting treatment of drilling costs incurred on unsuccessful exploratory wells (dry holes) and exploration costs. Under the successful efforts method of accounting for oil and natural gas producing activities, costs to acquire mineral interests in oil and natural gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. We may capitalize exploratory well costs beyond one year if (a) we found a sufficient quantity of reserves to justify its completion as a producing well and (b) we are making sufficient progress assessing the reserves and the economic and operating viability of the project; otherwise, these costs are expensed. Geological and geophysical costs are charged to expense as incurred. We allocate the capitalized cost of producing oil and gas properties to earnings through DD&A on a field-by-field basis as production occurs. Seismic, geological and geophysical, and delay rental expenditures are expensed as incurred. We conduct many of our exploration and development activities jointly with others and, accordingly, recorded amounts for our oil and natural gas properties reflect only our proportionate interest in such activities. Entities that follow the full cost method capitalize drilling and exploratory costs, including dry hole costs, into one or more large pools of oil and natural gas property costs. Under the full cost method, the capitalized costs for each pool are allocated to earnings through DD&A based on the production of each pool. Additionally, under the successful efforts method, we measure impairments of our oil and natural gas properties based on the estimated fair value of oil and natural gas properties on a field-by-field basis based on the requirements of ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”). In estimating fair value, we make assumptions about factors that have a high degree of uncertainty, including expected future sales prices for oil and natural gas, expected future costs of production, development and abandonment, and the appropriate rate at which we discount future cash flows. Under the full cost method, impairments are measured based on criteria determined by the SEC, which differs from the application of ASC 360.

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

•Proved Reserve Estimates—We use our oil and natural gas proved reserve estimates to calculate our DD&A. We allocate the capitalized cost of our producing oil and natural gas properties to earnings through DD&A based on Boe units produced during the period as a percentage of total estimated Boe reserves. We estimate the timing of settlements of asset retirement obligations using proved reserve estimates.  Changes in the estimated lives of our producing properties based on proved reserve estimates may materially impact the amount of asset retirement obligations we record due to the significance of the inflation and discount rate assumptions over the relatively long lives of many of our core fields.  (See “Asset Retirement Obligations” below.) We also use reserve estimates, which may include (on a risk adjusted basis) reserves that are not proved reserves, to assess our productive oil and natural gas properties for impairment. Proved reserves are the estimated quantities of crude oil, natural gas and NGLs that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, estimated prices and costs as of the date the reserve estimates are made are held constant for the life of the reserves.

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

As of December 31, 2013, we had estimated proved reserves of 80.4 Mmboe, of which 42% were proved developed producing reserves while 29% of our proved reserves were classified as proved developed non-producing reserves. Most of our proved developed non-producing reserves are classified as “behind pipe” and will be produced after depletion of another productive zone in the same well. Approximately 29% of our total proved reserves as of December 31, 2013 are categorized as proved undeveloped reserves.

The present value of the future net cash flows disclosed in this Annual Report is not intended to reflect the market value of the oil and natural gas reserves. In accordance with ASC 932, we use prices based on the unweighted, arithmetic average of the closing price on the first day of each of the twelve months during the fiscal year, and costs determined on the date of the estimate held constant for the life of the reserves and a 10% discount rate to determine the present value of future net cash flow. Actual costs incurred and prices received in the future may vary significantly and the discount rate may not accurately reflect economic conditions.

As of December 31, 2013, the computation of the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves used an oil price based on the NYMEX WTI of $105.30 per barrel and a natural gas price based on the NYMEX Henry Hub of $3.73 per Mcf, computed by applying the use of physical pricing based on the unweighted, arithmetic average of the closing price on the first day of each of the twelve months during the fiscal year (as required by ASC 932), applying historical adjustments, including transportation, quality differentials, and purchaser bonuses, on an individual property basis, to the year-end quantities of estimated proved reserves. The historical adjustments applied to the computed prices are determined by comparing our historical realized price experience with the comparable historical market, or posted, price. These adjustments can vary significantly over time both in amount and as a percentage of the posted price, especially related to our oil prices during periods when the market price for oil varies widely. The price adjustments reflected in our computed reserve prices may not represent the amount of price adjustments we may actually obtain in the future when we sell our production. We estimated the costs based primarily on our actual historical costs incurred for appropriate periods of time for individual properties. Where a particular property does not have production during the year, we apply pricing adjustments based on the most similar property.

•Depletion, Depreciation and Amortization of Oil and Natural Gas Properties—We calculate DD&A using the estimates of proved oil and natural gas reserves previously discussed in these critical accounting policies. We segregate the capitalized costs and record DD&A for capitalized property costs separately using the units-of-production method. The units-of-production method is based on the ratio of (1) actual volumes in barrel equivalents produced to (2) total proved developed reserve volumes in barrel equivalents (those proved reserves recoverable through existing wells with existing equipment and operating methods), or total proved reserve volumes in barrel equivalents in the case of leasehold costs. Each period, this ratio, referred to as the DD&A rate, is applied to the applicable capitalized asset cost category, resulting in allocation of the cost of our oil and natural gas properties over the periods during which they produce revenues. Because we convert our natural gas reserves and production into barrel equivalents using six thousand cubic feet of natural gas equal to one barrel of oil, which is based on the relative energy content of natural gas and oil, the margin between the revenues realized per barrel equivalent unit of production sold compared to the DD&A recorded per unit of production may vary significantly as the mix of production varies and the relative prices of natural gas and oil vary. These variations may cause our net income to change significantly over the life of our reserves and could result in future impairments.  As previously discussed, material revisions to proved reserves may occur as a result of unforeseen factors and may materially impact the DD&A rate.

Our past revisions have had minimal impact on our DD&A rates because they have been relatively low as a percentage of our reserve base and/or related to fields with little cumulative production. Historical revisions are not necessarily indicative of potential future revisions.

•Impairment of Oil and Natural Gas Properties—We evaluate our capitalized oil and natural gas property costs for potential impairment when circumstances indicate that the carrying value may not be recoverable. Because we accumulate capitalized costs, and calculate DD&A, separately on a property by property (generally analogous to a field or a lease) basis, for our proved oil and natural gas properties under the successful efforts method of accounting, we perform impairment assessments on a property by property basis. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or natural gas, unfavorable adjustments to reserve volumes, actual operating and development costs in excess of expected amounts, changes in estimates of future operating and capital expenditure requirements, or other changes to contracts or environmental regulations. In general, we do not view temporarily low oil or natural gas prices as a triggering event for conducting impairment tests. Historically, our sales price for oil and natural gas has varied significantly. Although our sales prices may rise and fall quickly over short periods of time, we believe sales prices over the long-term are primarily based on supply and demand factors. Accordingly, our impairment tests make use of long-term sales price assumptions for oil and natural gas. A significant amount of judgment and uncertainty is involved in performing impairment evaluations because major inputs to the computation are based on our estimates of future events, including projections of future oil and natural gas sales prices, amounts of recoverable oil and natural gas reserves, timing of future production, future costs to develop and produce our oil and natural gas and discount factors.

Our assessment of possible impairment of proved oil and natural gas properties is based on our best estimate of future prices, costs and expected net future cash flows by property. An impairment loss is indicated if undiscounted net future cash flows are less than the carrying value of a property. The impairment expense is measured as the shortfall between the net book value of the property and its estimated fair value measured based on the discounted net future cash flows from the property. Actual prices, costs, and net future cash flows may vary from our estimates. Our discount rate may not accurately reflect economic conditions. We recognized impairments of $2.9 million, $8.9 million and $32.5 million in the years ended December 31, 2013, 2012 and 2011, respectively.

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

•Asset Retirement Obligations (“AROs”)—We have material obligations to plug and abandon oil and natural gas wells and to decommission related platforms, pipelines and equipment as well as to dismantle and abandon facilities when they are no longer being used for the production of oil and natural gas. We record a liability for the estimated fair value of a material ARO in the period when we identify or incur the obligation. When the liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related asset, which is allocated to expense through DD&A on the units-of-production basis. Accretion increases the ARO liability over time, using the effective interest rate method.

Numerous estimates, assumptions and judgments are inherent in the calculation of ARO including ultimate settlement amounts, timing of settlements, technological changes, future inflation rates, the credit adjusted risk-free rate of interest, and changes in legal, regulatory, environmental and political environments. We revise our estimates of ARO as information about material changes to the liability becomes known. Revisions are recorded as an adjustment to existing ARO liabilities and to the carrying amount of the related assets. Revisions occurring at or near the end of an asset’s useful life may result in impairments or losses and could materially impact earnings.

•Derivative Instruments and Hedging Activities—We enter into hedging transactions for our oil and natural gas production to reduce our exposure to fluctuations in the prices of oil and natural gas. Historically, our hedging instruments have consisted primarily of financially-settled swaps and collars. We record our hedging instruments at estimated fair market value as either assets or liabilities in our consolidated balance sheet. We estimate the fair value of hedging instruments based on estimated future commodity prices. The fair market value may differ from actual settlements if market prices change, the other party to the contract defaults on its obligations, or there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

•Share-Based Compensation—We measure compensation expense for all share-based payment awards based on their estimated grant-date fair values. We use the Black-Scholes option pricing model to estimate fair values of share-based awards. Option pricing models, including the Black-Scholes model, require the use of input estimates and assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life most significantly affect the estimated grant-date fair value. Our estimate of the forfeiture rate of our share-based awards also impacts the timing of expense recorded over the vesting period of the award. See Note 12, “Employee Benefit Plans,” in Part II, Item 8 of this Annual Report for a description of methods used to determine our assumptions. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the estimated fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in increases to share-based compensation determined at the date of grant.

•Deferred Tax Asset Valuation Allowance—We are required to assess whether it is more likely than not that we will be able to realize some or all of our deferred tax assets. If we cannot determine that deferred tax assets are more likely than not recoverable, we are required to provide a valuation allowance against those assets. This assessment takes into account factors including: (a) the nature, frequency, and severity of current and cumulative financial reporting losses; (b) sources of estimated future taxable income; and (c) tax planning strategies. A pattern of recent financial reporting losses is heavily weighted as a source of negative evidence when determining the realizability of deferred tax assets. Projections of estimated future taxable income exclusive of reversing temporary differences are a source of positive evidence only when the projections are combined with a history of recent profitable operations and can be reasonably estimated. Otherwise, projections are considered inherently subjective and generally will not be sufficient to overcome negative evidence that includes cumulative losses in recent years. If necessary and available, tax planning strategies would be implemented to accelerate taxable amounts to utilize expiring carryforwards. These strategies would be a source of additional positive evidence supporting the realizability of deferred tax assets.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We are exposed to changes in interest rates which affect the interest earned on our interest-bearing deposits and the interest paid on borrowings under our Senior Credit Facility. Currently, we do not use interest rate derivative instruments to manage exposure to interest rate changes. At December 31, 2013,  we had $130.0 million drawn under our Senior Credit Facility and we had $195.0 million outstanding at December 31, 2012.  Borrowings under our Senior Credit Facility bear interest ranging from a base rate plus a margin of 0.75% to 1.75% on base rate borrowings and LIBOR plus a margin of 1.75% to 2.75% on LIBOR borrowings.  The maturity date of the Senior Credit Facility is October 31, 2016.

At December 31, 2013, our total indebtedness outstanding also includes $497.4 million (net of unamortized initial purchasers’ discount of $12.6 million) related to our fixed rate 8.25% Senior Notes. At December 31, 2013, the estimated fair value of our 8.25% Senior Notes was approximately $546.3 million.

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

We  use commodity derivative instruments to reduce our exposure to commodity price risks associated with future oil and natural gas production and not for trading purposes.  The tables below provide information about our derivative instruments that were outstanding as of December 31, 2013.  For a description of assumptions related to our calculations of fair value, please see Note 10, “Fair Value Measurements,” of the consolidated financial statements in Part II, Item 8 of this Annual Report.

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)	(In thousands)
January 2014 - December 2014	12,996	4,743,400	93.67	(28,816)
January 2015 - December 2015	1,500	547,500	97.70	(2,136)

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price	Fair Value
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)	(In thousands)
January 2014 - December 2014	5,000	1,825,000	4.01	(319)
January 2015 - December 2015	4,300	1,569,500	4.31	238

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

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EPL Oil & Gas, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of EPL Oil & Gas, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

7

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana February 27, 2014

  EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,812	$1,521
Trade accounts receivable - net	70,707	67,991
Fair value of commodity derivative instruments	501	3,302
Deferred tax asset	8,949	3,322
Prepaid expenses	6,868	9,873
Total current assets	95,837	86,009
Property and equipment, at cost under the successful efforts method of accounting	2,355,219	2,025,647
Less accumulated depreciation, depletion, amortization and impairments	(618,788)	(427,580)
Net property and equipment	1,736,431	1,598,067
Deposit for Nexen Acquisition	7,040	-
Restricted cash	6,023	6,023
Fair value of commodity derivative instruments	238	211
Deferred financing costs - net of accumulated amortization of $5,549 and $2,596 at December 31, 2013 and 2012, respectively	10,106	12,386
Other assets	2,156	2,931
Total assets	$1,857,831	$1,705,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,431	$34,772
Accrued expenses	131,125	117,372
Asset retirement obligations	51,601	30,179
Fair value of commodity derivative instruments	29,636	10,026
Total current liabilities	271,793	192,349
Long-term debt	627,355	689,911
Asset retirement obligations	203,849	204,931
Deferred tax liabilities	122,812	67,694
Fair value of commodity derivative instruments	2,136	3,637
Other	673	1,132
Total liabilities	1,228,618	1,159,654
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001 per share. Authorized 1,000,000 shares; no shares issued and outstanding at December 31, 2013 and 2012	-	-
Common stock, par value $0.001 per share. Authorized 75,000,000 shares; shares issued: 40,970,137 and 40,601,887 at December 31, 2013 and 2012, respectively; shares outstanding: 39,097,394 and 39,103,203 at December 31, 2013 and 2012, respectively	41	40
Additional paid-in capital	519,114	510,469
Treasury stock, at cost, 1,872,743 and 1,498,684 shares at December 31, 2013 and 2012, respectively	(31,157)	(20,477)
Retained earnings	141,215	55,941
Total stockholders’ equity	629,213	545,973
Total liabilities and stockholders' equity	$1,857,831	$1,705,627

See accompanying notes to consolidated financial statements.

 EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue:
Oil and natural gas	$688,743	$422,529	$348,207
Other	4,295	1,104	120
Total revenue	693,038	423,633	348,327
Costs and expenses:
Lease operating	165,841	94,850	70,281
Transportation	3,568	615	779
Exploration expenditures and dry hole costs	26,555	18,799	14,268
Impairments	2,937	8,883	32,466
Depreciation, depletion and amortization	200,359	113,581	104,624
Accretion of liability for asset retirement obligations	28,299	15,565	15,942
General and administrative	28,137	23,208	18,741
Taxes, other than on earnings	11,490	13,007	14,365
Gain on sales of assets	(28,681)	-	-
Other	34,942	4,678	9,735
Total costs and expenses	473,447	293,186	281,201
Income from operations	219,591	130,447	67,126
Other income (expense):
Interest income	99	136	102
Interest expense	(52,368)	(28,568)	(17,548)
Loss on derivative instruments	(32,361)	(13,305)	(5,870)
Loss on early extinguishment of debt	-	-	(2,377)
Total other expense	(84,630)	(41,737)	(25,693)
Income before income taxes	134,961	88,710	41,433
Deferred income tax expense	(49,687)	(29,900)	(14,822)
Net income	85,274	58,810	26,611
Basic earnings per share	$2.18	$1.50	$0.66
Diluted earnings per share	$2.15	$1.50	$0.66
Weighted average common shares used in computing earnings per share:
Basic	38,730	38,885	39,946
Diluted	39,236	39,034	40,050

See accompanying notes to consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Treasury Stock Shares	Treasury Stock	Common Stock Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2010	-	$-	40,092	$40	$502,556	$(29,480)	$473,116
Net income	-	-	-	-	-	26,611	26,611
Stock options and restricted share awards	-	-	217	-	2,509	-	2,509
Exercise of stock options	-	-	13	-	119	-	119
Purchase of shares into treasury	916	(11,353)	-	-	-	-	(11,353)
Restricted stock used for tax withholdings	6	(8)	-	-	-	-	(8)
Other	-	-	4	-	51	-	51
Balance, December 31, 2011	922	$(11,361)	40,326	$40	$505,235	$(2,869)	$491,045
Net income	-	-	-	-	-	58,810	58,810
Stock options and restricted share awards	-	-	226	-	4,717	-	4,717
Exercise of stock options	-	-	48	-	441	-	441
Purchase of shares into treasury	549	(8,798)	-	-	-	-	(8,798)
Restricted stock used for tax withholdings	28	(318)	-	-	-	-	(318)
Other	-	-	2	-	76	-	76
Balance, December 31, 2012	1,499	$(20,477)	40,602	$40	$510,469	$55,941	$545,973
Net income	-	-	-	-	-	85,274	85,274
Stock options and restricted share awards	2	-	258	-	7,344	-	7,344
Exercise of stock options	-	-	108	1	1,384	-	1,385
Purchase of shares into treasury	334	(9,640)	-	-	-	-	(9,640)
Restricted stock used for tax withholdings	38	(1,040)	-	-	-	-	(1,040)
Other	-	-	2	-	(83)	-	(83)
Balance, December 31, 2013	1,873	$(31,157)	40,970	$41	$519,114	$141,215	$629,213

See accompanying notes to consolidated financial statements.

 EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2012 and 2011

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$85,274	$58,810	$26,611
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation, depletion and amortization	200,359	113,581	104,624
Accretion of liability for asset retirement obligations	28,299	15,565	15,942
Change in fair value of derivative instruments	20,884	9,491	(11,475)
Non-cash compensation	7,344	4,717	2,509
Deferred income taxes	49,687	29,900	14,822
Exploration expenditures	5,520	4,227	11,239
Impairments	2,937	8,883	32,466
Amortization of deferred financing costs and discount on debt	5,396	2,556	1,657
Gain on sales of assets	(28,681)	-	-
Loss on early extinguishment of debt	-	-	2,377
Other	27,235	2,448	6,984
Changes in operating assets and liabilities:
Trade accounts receivable	(1,916)	(33,547)	(10,037)
Other receivables	-	-	2,088
Prepaid expenses	2,081	1,047	(7,623)
Other assets	790	145	(1,215)
Accounts payable and accrued expenses	35,658	31,477	12,650
Asset retirement obligation settlements	(53,308)	(35,429)	(32,364)
Other liabilities	-	-	(3)
Net cash provided by operating activities	387,559	213,871	171,252
Cash flows provided by (used in) investing activities:
Decrease in restricted cash	-	-	2,466
Property acquisitions	(27,560)	(578,372)	(235,486)
Deposit for Nexen Acquisition	(7,040)	-	-
Exploration and development expenditures	(322,040)	(184,850)	(76,003)
Other property and equipment additions	(2,016)	(1,743)	(1,568)
Proceeds from sale of assets	52,317	-	-
Net cash used in investing activities	(306,339)	(764,965)	(310,591)
Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	-	509,313	203,794
Repayments of indebtedness	(65,000)	(20,000)	-
Deferred financing costs	(674)	(8,469)	(6,646)
Purchase of shares into treasury	(9,640)	(8,798)	(11,353)
Exercise of stock options	1,385	441	119
Net cash provided by (used in) financing activities	(73,929)	472,487	185,914
Net increase (decrease) in cash and cash equivalents	7,291	(78,607)	46,575
Cash and cash equivalents at beginning of period	1,521	80,128	33,553
Cash and cash equivalents at end of period	$8,812	$1,521	$80,128

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	47,339	21,129	9,395

See accompanying notes to consolidated financial statements.

 EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Organization and Summary of Significant Accounting Policies

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

Recent Events.  On January 15, 2014, we acquired 100% working interest of certain shallow-water central Gulf of Mexico shelf oil and natural gas assets comprised of five leases in the Eugene Island 258/259 field for $70.4 million, subject to customary adjustments to reflect the September 1, 2013, economic effective date.  This acquisition was financed with borrowings under our Senior Credit Facility.  In January 2014, we requested and received, with the approval of our lenders, a $50.0 million increase in our borrowing base bringing our borrowing base under the Senior Credit Facility to $475.0 million.  See Note 7, “Indebtedness” for more information regarding our Senior Credit Facility.

A summary of acquisition activity during 2013, 2012 and 2011 is as follows (purchase prices are before economic effective date adjustments):

•	On September 26, 2013, we acquired an asset package consisting of certain Gulf of Mexico shelf oil and natural gas interests in the West Delta 29 field for $21.8 million;
•

On October 31, 2012, we acquired from Hilcorp Energy GOM Holdings, LLC 100% of the membership interests of Hilcorp Energy GOM, LLC, which owned certain shallow water Gulf of Mexico shelf oil and natural gas interests for $550.0 million;

•

On May 15, 2012, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests in our South Timbalier 41 field located in the Gulf of Mexico for $32.4 million;

•

On November 17, 2011, we acquired interests in the Main Pass 296/311 complex along with other unit interests in the Main Pass complex and an interest in a Main Pass 295 primary term lease for $38.6 million; and

•

On February 14, 2011, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system for $200.7 million.

In addition, on April 2, 2013, we sold certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the non-operated Bay Marchand field for total consideration of $62.8 million. See Note 2, “Acquisitions and Disposition” for more information regarding these transactions.

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

 Leasehold acquisition costs are capitalized as unproved properties. If proved reserves are found on undeveloped leases, the related leasehold costs are transferred to proved properties and amortized using the units of production method. For individual unevaluated properties with capitalized costs below a threshold amount, we allocate capitalized costs to earnings generally over the primary lease terms. Properties that are subject to amortization and those with capitalized costs greater than the threshold amount are assessed for impairment periodically. Capitalized costs of producing oil and natural gas properties are depreciated and depleted by the units-of-production method.

We evaluate our capitalized costs of proved oil and natural gas properties for potential impairment when circumstances indicate that the carrying values may not be recoverable. The need to test a property for impairment can be based on several factors, including a significant reduction in sales prices for oil and/or natural gas, unfavorable adjustments to reserve volumes, actual operating and development costs in excess of expected amounts, changes in estimates of future operating and capital expenditure requirements, or other changes to contracts, environmental regulations or tax laws. The calculation is performed on a field-by-field basis, utilizing our current estimates of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on the present value of expected future net cash flows over the economic lives of the reserves.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion, depreciation and amortization are eliminated from the property accounts, along with the related asset retirement obligations, unless retained by us, and the resulting gain or loss is recognized in earnings.

(c) Asset Retirement Obligations

We record our obligations associated with the retirement of tangible long-lived assets at their fair values in the period incurred. The fair value of the obligation is also recorded to the related asset’s carrying amount. Accretion of the liability is recognized as an operating expense and the capitalized cost is amortized using the units-of-production method. We revise our estimates of asset retirement obligations as information about material changes to the liability becomes known. Revisions are recorded as adjustments to existing liabilities and to the carrying amount of the related assets. Revisions occurring at or near the end of an asset’s useful life may result in impairments or losses and could materially impact earnings. Our asset retirement obligations relate primarily to the plugging and abandonment of our oil and natural gas wellbores and to decommissioning related pipelines, facilities and structures.

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

(e) Deferred Financing Costs

We defer costs incurred to obtain debt financing and then amortize such costs as additional interest expense over the maturity period of the related debt using the effective interest rate method.

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

 (g) Revenue Recognition

We record revenues from the sales of oil and natural gas when the product is delivered at a determinable price, title has transferred and collectability is reasonably assured. When we have an interest with other producers in properties from which natural gas is produced, we use the entitlement method for recording natural gas sales revenue. Under this method of accounting, revenue is recorded based on our net revenue interest in production. Deliveries of natural gas in excess of our revenue interest are recorded as liabilities and under-deliveries are recorded as receivables. We had natural gas imbalance liabilities of $2.0 million and $1.7 million at December 31, 2013 and 2012, respectively. We had natural gas imbalance receivables of $1.9 million and $0.8 million at December 31, 2013 and 2012, respectively.

(h) Cash and Cash Equivalents

We include in cash and cash equivalents our highly-liquid investments with original maturities of three months or less. At December 31, 2013 and 2012, cash and cash equivalents includes investments in overnight interest-bearing deposits of $7.3 million and $2.3 million, respectively. These amounts are reduced by overdraft balances on other operating accounts with legal right of offset in the same banking institution to arrive at the cash and cash equivalent balances reported in our consolidated balance sheets.

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

We are required to report excess tax benefits from the exercise of stock options as financing cash flows. For the year ended December 31, 2013 and 2012, no excess tax benefits were reported in the statement of cash flows as we were in a net operating loss carryforward position. See Note 12 for additional disclosures.

(k) Allowance for Doubtful Accounts

We routinely assess the recoverability of all material trade and other receivables to determine their collectability. Our crude oil and natural gas revenue receivables are typically collected within two months. We may have the ability to withhold future revenue disbursements to recover any non-payment of joint interest receivables on properties where we are the operator. When we believe collection of the full amount of our accounts receivable is in doubt, we record an allowance to reflect accounts receivable at the net realizable value, which may be reflected in earnings or as an increase to the net book value of our oil and natural gas properties depending on the nature of the transaction that created the receivable. The nature of the transaction resulting in the receivable balance determines whether the allowance, when recorded, impacts our earnings (ordinarily through LOE) or our property and equipment balances. As of December 31, 2013, our allowance for doubtful accounts was $0.7 million, $0.1 million of which was recorded as a recovery in earnings in 2013. As of December 31, 2012, our allowance for doubtful accounts was $0.7 million, $0.1 million of which was recorded as a recovery in earnings in 2012.

(l) Accrued Expenses

As of December 31, 2013, our accrued expenses included accrued exploration costs, development costs and lease operating expenses totaling approximately $107.8 million, other accrued expenses of $7.5 million and interest payable of approximately $15.8 million. As of December 31, 2012, our accrued expenses included accrued exploration costs, development costs and lease operating expenses totaling approximately $84.9 million, other accrued expenses of $16.3 million and interest payable of approximately $16.2 million.

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

(n) New Accounting Pronouncements

Effective January 1, 2013, we adopted the amended disclosure requirements contained in ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This guidance impacted the disclosures associated with our derivative instruments and did not impact our consolidated financial position, results of operations or cash flows.  See Note 7, “Fair Value Measurements,” of our consolidated financial statements in Part I, Item 1 of this Quarterly Report for related disclosures.

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

(2) Acquisitions and Dispositions

Sale of Non-Operated Bay Marchand Asset

On April 2, 2013, we sold certain shallow water Gulf of Mexico shelf oil and natural gas interests located within the non-operated Bay Marchand field (the “BM Interests”) to the property operator for $51.5 million in cash and the buyer’s assumption of liabilities recorded on our balance sheet of $11.3 million resulting in total consideration of $62.8 million, subject to customary adjustments to reflect the January 1, 2013 economic effective date. Our results for the year ended December 31, 2013 reflect a pre-tax gain of $28.1 million from this sale.  The following table summarizes the carrying amount of the net assets sold and reflects management’s estimates of customary adjustments to the sale price of approximately $0.7 million to reflect the economic effective date of January 1, 2013.

(In thousands)	January 1, 2013
Oil and natural gas properties	$35,298
Asset retirement obligations	(3,959)
Other liabilities	(7,311)
Net assets sold	$24,028

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

The West Delta 29 Acquisition

On September 26, 2013, we acquired from W&T Offshore, Inc. (“W&T”) an asset package consisting of certain Gulf of Mexico shelf oil and natural gas interests in the West Delta 29 field (the “WD29 Interests”) for $21.8 million in cash, subject to customary adjustments to reflect an economic effective date of January 1, 2013 (the “WD29 Acquisition”). We estimate that the proved reserves as of the January 1, 2013 economic effective date totaled approximately 0.7 Mmboe, of which 95% were oil and 58% were proved developed reserves. The WD29 Acquisition was funded with a portion of the proceeds from the sale of the BM Interests held by the qualified intermediary as described above.

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects management’s estimate of customary adjustments to purchase price provided for by the purchase and sale agreement of approximately $7.1 million to reflect an economic effective date of January 1, 2013.

(In thousands)	January 1, 2013
Oil and natural gas properties	$16,696
Asset retirement obligations	(1,398)
Net assets acquired	$15,298

The Hilcorp Acquisition

On October 31, 2012, we acquired from Hilcorp Energy GOM Holdings, LLC (“Hilcorp”) 100% of the membership interests of Hilcorp Energy GOM, LLC (the “Hilcorp Acquisition”), which owned certain shallow water Gulf of Mexico shelf oil and natural gas interest (the “Hilcorp Properties”) for $550.0 million in cash, subject to customary adjustments to reflect an economic effective date of July 1, 2012.  As of December 31, 2012, the Hilcorp Properties had estimated proved reserves of approximately 37.2 Mmboe, of which 49% were oil and 58% were proved developed reserves. The primary factors considered by management in acquiring the Hilcorp Properties include the belief that the Hilcorp Acquisition provides an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise on the Gulf of Mexico shelf.  The Hilcorp Acquisition also provides us with access to infrastructure and extensive acreage, with significant exploitation and development potential.

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

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects final adjustments to purchase price provided for by the purchase and sale agreement of approximately $5.7 million to reflect an economic effective date of July 1, 2012.

(In thousands)	July 1, 2012
Oil and natural gas properties	$698,660
Asset retirement obligations	(150,959)
Net assets acquired	$547,701

During the quarter ended December 31, 2013, we completed the allocation of the Hilcorp Acquisition purchase price resulting in an increase in the acquired asset retirement obligation of $22.1 million.  This change was due primarily to changes in the timing of expected cash flows for the related abandonment and decommissioning activities.

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

The ASOP Acquisition

On February 14, 2011, we acquired an asset package consisting of certain shallow-water Gulf of Mexico shelf oil and natural gas interests surrounding the Mississippi River delta and a related gathering system (the “ASOP Properties”) from Anglo-Suisse Offshore Pipeline Partners, LLC (“ASOP”) for $200.7 million in cash, subject to purchase price adjustments to reflect an economic effective date of January 1, 2011. As of December 31, 2010, the ASOP Properties had estimated proved reserves of approximately 8.1 Mmboe, of which 84% were oil and 76% were proved developed reserves. The primary factors considered by management in acquiring the ASOP Properties include the belief that the ASOP Acquisition provided an opportunity to significantly increase our reserves, production volumes and drilling portfolio, while maintaining our focus on oil-weighted assets in our core area of expertise in the Gulf of Mexico shelf. We financed the ASOP Acquisition with the proceeds from the sale of $210.0 million in aggregate principal amount of the 2011 Senior Notes. After deducting the initial purchasers’ discount and offering expenses, we realized net proceeds of approximately $202.0 million. See Note 7, “Indebtedness” for more information regarding our 2011 Senior Notes.

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

Results of Operations and Pro Forma Information

Revenues and lease operating expenses attributable to acquired interests and properties were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
WD29 Interests:
Revenues	$3,011	$-	$-
Lease operating expenses	$44	$-	$-
Hilcorp Properties:
Revenues	$208,241	$37,978	$-
Lease operating expenses	$74,404	$10,982	$-
ST41 Interests:
Revenues	$11,189	$9,262	$-
Lease operating expenses	$2,468	$1,760	$-
ASOP Properties and Main Pass Interests:
Revenues	$328,070	$175,538	$125,975
Lease operating expenses	$33,978	$26,467	$17,161

We have determined that the presentation of net income attributable to the acquired interests and properties is impracticable due to the integration of the related operations upon acquisition. We incurred fees of approximately $0.5 million related to the Hilcorp Acquisition and approximately $0.1 million related to the ST41 Acquisition, which were included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012. We incurred fees of approximately $0.5 million related to the ASOP Acquisition and approximately $0.1 million related to the Main Pass Acquisition, which were included in general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2011.

The following supplemental pro forma information presents consolidated results of operations as if the Hilcorp Acquisition and the ST41 Acquisition had occurred on January 1, 2012. The supplemental unaudited pro forma information was derived from a) our historical consolidated statements of operations, b) the statements of operations of Hilcorp Energy

GOM, LLC, and c) the statements of revenues and direct operating expenses for the ST41 Interests, which were derived from our historical accounting records.  This information does not purport to be indicative of results of operations that would have occurred had the acquisitions occurred on January 1, 2012, nor is such information indicative of any expected future results of operations.

Year Ended December 31,
Pro Forma 2012
(in thousands, except per share data)
Revenue	$594,510
Net income	$59,324
Basic earnings per share	$1.51
Diluted earnings per share	$1.51

Subsequent Events

On January 15, 2014, we acquired from Nexen Petroleum Offshore U.S.A., Inc. (“Nexen”) 100% working interest of certain shallow-water central Gulf of Mexico shelf oil and natural gas assets for $70.4 million, subject to customary adjustments to reflect the September 1, 2013, economic effective date (the “Nexen Acquisition”).  The assets we acquired comprise five leases in the Eugene Island 258/259 field (the “EI Interests”). Estimated proved reserves as of the September 1, 2013 effective date consist of approximately 2.6 Mmboe of proved developed producing reserves, about 91% of which is oil.

The Nexen Acquisition was financed with borrowings under our Senior Credit Facility. In January 2014, our lenders approved a $50.0 million increase in our borrowing base under our Senior Credit Facility, increasing our borrowing base to $475.0 million.  See Note 7, “Indebtedness” for more information regarding our Senior Credit Facility.

The Nexen Acquisition will be accounted for using the purchase method of account for business combinations.  The following allocation of the purchase price as of January 15, 2014, is preliminary and includes significant use of estimates.  This preliminary allocation is based on information that was available to management at the time these consolidated financial statements were prepared and takes into account current market conditions and estimated market prices for oil and natural gas.  Management has not yet had the opportunity to complete its assessment of the fair value of the assets acquired and liabilities assumed.  Accordingly, the allocation will change as additional information becomes available and is assessed by management, and the impact of such changes may be material.

The following table summarizes the estimated values of assets acquired and liabilities assumed and reflects management’s estimate of customary adjustments of $3.6 million to reflect an economic effective date of September 1, 2013.

(In thousands)	September 1, 2013
Oil and natural gas properties	$93,932
Asset retirement obligations	(27,133)
Net assets acquired	$66,799

Pro forma results of operations are not provided as the historical results of the EI Interests were not available at the time these consolidated financial statements were prepared.

(3) Common Stock

In August 2011, the Board of Directors authorized a program for the repurchase of our outstanding common stock for up to an aggregate cash purchase price of $20.0 million and increased the program to $40.0 million in May 2012. In July 2013, the Board of Directors increased the program to $80.0 million. Through December 31, 2013, we executed trades to repurchase 1,799,000 shares at an aggregate cash purchase price of approximately $29.7 million. Such shares are held in treasury and could be used to provide available shares for possible resale in future public or private offerings and our employee benefit plans. The repurchases have been, and will be, carried out in accordance with certain volume, timing and price constraints imposed by the Securities and Exchange Commission (the “SEC”) rules applicable to such transactions. The amount, timing and price of purchases otherwise depend on market conditions and other factors, including restrictions under our Senior Credit Facility. In July 2013, our Senior Credit Facility was amended to increase the limit applicable to certain restricted payments, which includes share repurchases, permitted by the agreement.

We have reserved up to 3,574,000 shares of common stock for the issuance of restricted shares and option shares under our 2009 Long-Term Incentive Plan, with 1,184,322 shares remaining for issuance as of December 31, 2013. In April 2013, the reserved shares were increased from 2,474,000 shares to 3,574,000. See Note 12, “Employee Benefit Plans” for information regarding the 2009 Long-Term Incentive Plan.

Covenants in certain debt instruments to which we are a party, including our Senior Credit Facility and the indenture related to our 8.25% Senior Notes, place certain restrictions and conditions on our ability to pay dividends on our common stock.

(4) Earnings Per Share

The following table sets forth the calculation of basic and diluted weighted average shares outstanding and earnings per share for the indicated periods.

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Income (numerator):
Net income	$85,274	$58,810	$26,611
Net income attributable to participating securities	(943)	(455)	(77)
Net income attributable to common shares	$84,331	$58,355	$26,534
Weighted average shares (denominator):
Weighted average shares—basic	38,730	38,885	39,946
Dilutive effect of stock options	506	149	104
Weighted average shares—diluted	39,236	39,034	40,050
Basic earnings per share	$2.18	$1.50	$0.66
Diluted earnings per share	$2.15	$1.50	$0.66

The following table indicates the number of shares underlying outstanding stock-based awards excluded from the computation of dilutive weighted average shares because their effect was antidilutive for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Weighted average shares	273	687	442

(5) Property and Equipment

The following table summarizes our property and equipment.

	December 31,
	2013	2012
	(In thousands)
Proved oil and natural gas properties	$2,307,891	$1,982,657
Unproved oil and natural gas properties	39,191	36,992
Other	8,137	5,998
Total property and equipment	$2,355,219	$2,025,647

Substantially all of our oil and natural gas properties serve as collateral under our credit facility.

We recognized impairments of $2.9 million, $8.9 million and $32.5 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Impairments for the year ended December 31, 2013 were primarily related to reservoir performance at a gas well in one of our smaller producing fields.  This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value.

Impairments for the year ended December 31, 2012 were primarily due to the decline in our estimate of future natural gas prices affecting certain of our natural gas producing fields and to reservoir performance at two of those fields. These fields were determined to have future net cash flows less than their carrying values resulting in the write down of these properties to their estimated fair values.  We also recorded impairments for undeveloped leases that are expiring in 2013 for which we had no development plans.

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

At December 31, 2013 and 2012, we did not have any exploratory projects that were suspended for a period greater than one year.

(6) Asset Retirement Obligations

We record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, along with a corresponding increase in the carrying amount of the related long-lived asset. The following table reconciles the beginning and ending aggregate recorded amount of our asset retirement obligations.

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning of period total	$235,110	$99,347
Accretion expense	28,299	15,565
Liabilities assumed in acquisitions	23,541	132,109
Liabilities incurred	1,187	1,210
Revisions	24,586	22,308
Liabilities associated with assets sold	(3,965)	-
Liabilities settled	(53,308)	(35,429)
End of period total	255,450	235,110
Less: End of period, current portion	51,601	30,179
End of period, noncurrent portion	$203,849	$204,931

We revise our estimates of ARO as information about material changes to the liability becomes known.   During the year ended December 31, 2013, our revisions include an increase to our estimated asset retirement obligations (“ARO”) of $20.8 million related to our only remaining four non-producing wellbores in our non-operated deepwater properties.  These deepwater abandonment costs are primarily attributable to changes in regulatory interpretations and enforcement by the Bureau of Safety and Environmental Enforcement in the deepwater that increased the required scope of work. As a result, we recorded an associated $20.8 million loss on abandonment activities, which is included in Other costs and expenses in our consolidated statements of operations for the year ended December 31, 2013.

(7) Indebtedness

The following table sets forth our indebtedness.

	December 31,
	2013	2012
	(In thousands)
8.25% senior notes issued February 14, 2011 and October 25, 2012, face amount of $510.0 million, interest rate of 8.25% payable semi-annually, in arrears on February 15 and August 15 of each year, maturity date February 15, 2018	$497,355	$494,911
Senior Credit Facility, interest rate based on base rate or LIBOR plus a floating spread, maturity date October 31, 2016	130,000	195,000
Total indebtedness	627,355	689,911
Current portion of indebtedness	-	-
Noncurrent portion of indebtedness	$627,355	$689,911

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

On February 14, 2011, we issued the $210.0 million in aggregate principal amount of our 8.25% senior notes due 2018 (the  “2011 Senior Notes”) under the 2011 Indenture.  We used the net proceeds from the offering of the 2011 Senior Notes of $202.0 million, after deducting the initial purchasers’ discount and offering expenses payable by us, to acquire the ASOP Properties for a purchase price of $200.7 million, before adjustments to reflect an economic effective date of January 1, 2011.

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

The 2012 Senior Notes were offered in a private placement only to qualified institutional buyers under Rule 144A promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or to persons outside of the United States in compliance with Regulation S promulgated under the Securities Act. The 2012 Senior Notes had terms that were substantially identical to the terms of our 2011 Senior Notes. Pursuant to a registration rights agreement executed as part of the sale of the 2012 Senior Notes, we have issued publicly registered additional notes under our 2011 Indenture in exchange for the 2012 Senior Notes. As a result of this exchange offer, 100% in aggregate principal amount of the 2012 Senior Notes was exchanged for the notes under the 2011 Indenture, effective as of June 10, 2013.  All of the 8.25% Senior Notes are now issued under the 2011 Indenture, regardless of which private placement they were issued under.

On or after February 15, 2015, we may on any one or more occasions redeem all or a part of the 8.25% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as percentages of principal amount) set forth below, plus accrued and unpaid interest and special interest, if any, on the notes redeemed, to the applicable date, if redeemed during the twelve-month period beginning on February 15 of the years indicated below, subject to the rights of holders of notes on the relevant record date to receive interest on the relevant interest payment date:

Year	Percentage
2015	104.125%
2016	102.063%
2017 and thereafter	100.000%

Any such redemption and notice may, in our discretion, be subject to the satisfaction of one or more conditions, precedent, including, but not limited to, the occurrence of a change of control. Unless we default in the payment of the redemption price, interest will cease to accrue on the 8.25% Senior Notes or portions thereof called for redemption on the applicable redemption date.

At any time prior to February 15, 2014, we may, at our option, on any one or more occasions redeem with the net cash proceeds of certain equity offerings up to 35% of the aggregate principal amount of outstanding 8.25% Senior Notes, upon not less than 30 nor more than 60 days’ notice, at a redemption price equal to 108.25% of the principal amount of the notes redeemed, plus the accrued and unpaid interest and special interest, if any, to the redemption date, provided that: (1) at least 65% of the aggregate principal amount of notes issued under the 2011 Indenture remains outstanding immediately after the occurrence of such redemption; and (2) the redemption occurs within 90 days of the date after the closing of such equity offering.  This option to redeem up to 35% of the aggregate principal amount of outstanding 8.25% Senior Notes with the net cash proceeds of certain equity offerings is considered an embedded derivative.  We estimate that the fair value of this option at December 31, 2013 is not material.  In addition, we may, at our option, on any one or more occasions redeem all or a part of the 8.25% Senior Notes prior to February 15, 2015 at a redemption price equal to 100% of the principal amount of the 8.25% Senior Notes redeemed plus a “make-whole” premium as of, and accrued and unpaid interest to the redemption date.

If we experience a change of control (as defined in the 2011 Indenture), each holder of the 8.25% Senior Notes will have the right to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess thereof) of the 8.25% Senior Notes at a price in cash equal to 101% of the aggregate principal amount of the 8.25% Senior Notes repurchased, plus accrued and unpaid interest to the date of repurchase. If we engage in certain asset sales, within 360 days of such sale, we generally must use the net cash proceeds from such sales to repay outstanding senior secured debt (other than intercompany debt or any debt owed to an affiliate), to acquire all or substantially all of the assets, properties or capital stock of one or more companies in our industry, to make capital expenditures or to invest in our business. When any such net proceeds that are not so applied or invested exceed $20.0 million, we must make an offer to purchase the 8.25% Senior Notes and other pari passu debt that is subject to similar asset sale provisions in an aggregate principal amount equal to the excess net cash proceeds. The purchase price of each 8.25% Senior Note (or other pari passu debt) so purchased will be 100% of its principal amount, plus accrued and unpaid interest to the repurchase date, and will be payable in cash.
The 2011 Indenture, among other things, limits our ability to: (i) declare or pay dividends, redeem subordinated debt or make other restricted payments; (ii) incur or guarantee additional debt or issue preferred stock; (iii) create or incur liens; (iv) incur dividend or other payment restrictions affecting restricted subsidiaries; (v) consummate a merger, consolidation or sale of all or substantially all of our assets; (vi) enter into sale-leaseback transactions, (vii) enter into transactions with affiliates; (viii) transfer or sell assets; (ix) engage in business other than our current business and reasonably related extensions thereof; or (x) issue or sell capital stock of certain subsidiaries. These covenants are subject to a number of important exceptions and qualifications set forth in the 2011 Indenture.

Senior Credit Facility

On February 14, 2011, we entered into our senior secured credit facility with BMO Capital Markets, as lead arranger, and Bank of Montreal, as administrative agent and a lender, and the other lender parties thereto (as amended and restated, the “Senior Credit Facility”). The original terms of our Senior Credit Facility established a revolving credit facility with a four-year term that could be used for revolving credit loans and letters of credit up to an aggregate principal amount of $250.0 million. On October 31, 2012, in connection with the Hilcorp Acquisition, through an amendment and restatement of our Senior Credit Facility, the aggregate commitment under this facility was increased to a maximum of $750.0 million and the maturity date was extended to October 31, 2016. The maximum amount of letters of credit that may be outstanding at any one time is $20.0 million. The amount available under the revolving credit facility is limited by the borrowing base. The borrowing base under our Senior Credit Facility has been determined at the discretion of the lenders, based on the collateral value of our proved reserves and is subject to potential special and regular semi-annual redeterminations. On October 31, 2012, the borrowing base under the expanded credit facility was increased from $200.0 million to $425.0 million. On November 26, 2013, we completed our semi-annual redetermination and our borrowing base remained at $425.0 million. In January 2014, our lenders approved a $50.0 million increase in our borrowing base under the $750.0 million facility, increasing our borrowing base to $475.0 million. In addition, in July 2013, our Senior Credit Facility was amended to increase the limit applicable to certain restricted payments permitted by the agreement to accommodate our expanded stock repurchase program. As of December 31, 2013 and 2012, we had outstanding under the Senior Credit Facility $130.0 million and $195.0 million, respectively.

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

(8) Concentrations

Significant Customers

We had oil and natural gas sales to three customers accounting for 63%, 24% and 6%, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2013.  We had oil and natural gas sales to three customers accounting for 45%, 31% and 11%, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2012. We had oil and natural gas sales to three customers accounting for 51%, 17% and 12%, respectively, of total oil and natural gas revenues, excluding the effects of hedging activities, for the year ended December 31, 2011.

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

(9) Derivative Instruments and Hedging Activities

We enter into derivative instruments to reduce exposure to fluctuations in the price of oil and natural gas for a portion of our production. Our fixed-price swaps fix the sales price for a limited amount of our production and, for the contracted volumes, eliminate our ability to benefit from increases in the sales price of the production. Derivative instruments are carried at their fair value on the consolidated balance sheets as Fair value of commodity derivative instruments and all gains and losses due to changes in fair market value and contract settlements are recorded in Gain (loss) on derivative instruments in Other income (expense) in the consolidated statements of operations. See Note 10 for information regarding fair values of our derivative instruments.

The following tables set forth our derivative instruments outstanding as of December 31, 2013.

Oil Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Bbls)	(Bbls)	($/Bbl)
January 2014	16,350	506,850	93.11
February 2014	16,350	457,800	93.11
March 2014	16,350	506,850	93.11
April 2014	15,350	460,500	94.27
May 2014	15,350	475,850	94.27
June 2014	15,350	460,500	94.27
July 2014	14,350	444,850	93.56
August 2014	8,750	271,250	94.28
September 2014	8,750	262,500	94.28
October 2014	8,750	271,250	94.28
November 2014	8,750	262,500	94.28
December 2014	11,700	362,700	91.90
2014 Total	12,996	4,743,400	93.67

January 2015 - December 2015	1,500	547,500	97.70

Gas Contracts

	Fixed-Price Swaps
	Daily Average		Average
	Volume	Volume	Swap Price
Remaining Contract Term	(Mmbtu)	(Mmbtu)	($/Mmbtu)
January 2014 - December 2014	5,000	1,825,000	4.01
January 2015 - December 2015	4,300	1,569,500	4.31

The following table presents information about the components of loss on derivative instruments.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Change in fair market value	$(20,884)	$(9,491)	$11,475
Loss on settlement	(11,477)	(3,814)	(17,345)
Total loss on derivative instruments	$(32,361)	$(13,305)	$(5,870)

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

As of December 31, 2013 and 2012, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our commodity derivative instruments. The fair values of derivative instruments were measured using price inputs published by NYMEX and IntercontinentalExchange, Inc., or ICE. These price inputs are quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy. The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis.

	December 31,
	2013	2012
	(in thousands)
Assets:
Current	$501	$3,302
Noncurrent	238	211
Total gross fair value	739	3,513
Less: counterparty set-off	(739)	(3,513)
Total net fair value	-	-

Liabilities:
Current	$29,636	$10,026
Noncurrent	2,136	3,637
Total gross fair value	31,772	13,663
Less: counterparty set-off	(739)	(3,513)
Total net fair value	31,033	10,150

The carrying values reported in the consolidated balance sheet for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short term maturities of these instruments. The fair value for the 8.25% Senior Notes is based on quoted prices, which are Level 1 inputs within the fair value hierarchy. The carrying value of the Senior Credit Facility approximates its fair value because the interest rates are variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy.

The following table sets forth the carrying values and estimated fair values of our long-term indebtedness.

	December 31, 2013		December 31, 2012
	(In thousands)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.25% Senior Notes	$497,355	$546,338	$494,911	$524,600
Senior Credit Facility	130,000	130,000	195,000	195,000
Total	$627,355	$676,338	$689,911	$719,600

We evaluate our capitalized costs of proved oil and natural gas properties for potential impairment when circumstances indicate that the carrying values may not be recoverable. Our assessment of possible impairment of proved oil and natural gas properties is based on our best estimate of future prices, costs and expected net future cash flows by property (generally analogous to a field or lease). An impairment loss is indicated if undiscounted net future cash flows are less than the carrying value of a property. The impairment expense is measured as the shortfall between the net book value of the property and its estimated fair value, which is measured based on the discounted net future cash flows from the property. The inputs used to estimate the fair value of our oil and natural gas properties are based on our estimates of future events, including projections of future oil and natural gas sales prices, amounts of recoverable oil and natural gas reserves, timing of future production,  future costs to develop and produce our oil and natural gas and discount factors. These inputs meet the definition of Level 3 inputs within the fair value hierarchy. Impairments for the year ended December 31, 2013 were primarily related to reservoir performance at a gas well in one of our smaller producing fields. This field was determined to have future net cash flows less than its carrying value resulting in the write down of this property to its estimated fair value.  Impairments for the year ended

December 31, 2012 were primarily due to the decline in our estimate of future natural gas prices, which affected three of our natural gas producing fields and reservoir performance at two of those fields. These fields were determined to have future net cash flows less than their carrying values resulting in the write downs of these properties to their estimated fair values. We also recorded impairments for undeveloped leases that are expiring in 2013 for which we had no development plans. Impairments for the year ended December 31, 2011 were primarily related to our natural gas producing fields and our deepwater producing well (primarily natural gas). Impairments related to our deepwater producing well were primarily due to the decline in our estimate of future natural gas prices, reservoir performance and higher estimated operating costs. Additional impairments for the year ended December 31, 2011 were primarily related to reservoir performance at other natural gas producing fields.

As addressed in Note 2, “Acquisitions,” we apply fair value concepts in estimating and allocating the fair value of assets acquired and liabilities assumed in acquisitions in accordance with purchase accounting for business combinations. The inputs to the estimated fair values of assets acquired and liabilities assumed are described in Note 2.

(11) Income Taxes

The following table sets forth the components of our provision for income taxes.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$-	$-	$-
State	-	-	-
Total current	$-	$-	$-

Deferred:
Federal	$(47,723)	$(28,719)	$(14,468)
State	(1,964)	(1,181)	(354)
Total deferred	$(49,687)	$(29,900)	$(14,822)

Total:
Federal	$(47,723)	$(28,719)	$(14,468)
State	(1,964)	(1,181)	(354)
Total provision for income taxes.	$(49,687)	$(29,900)	$(14,822)

The following table reconciles the expected statutory federal income tax rate to our effective income tax rate.

	Percentage of Pretax Earnings
	Year Ended December 31,
	2013	2012	2011
Expected statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes	1.4	1.4	2.3
State tax rate changes	-	(2.7)	(1.7)
Statutory depletion	(0.3)	(0.4)	(1.0)
Other	0.7	0.4	1.2
Effective income tax rate	36.8%	33.7%	35.8%

The following table sets forth the tax effects of temporary differences that give rise to significant portions of our deferred tax assets and liabilities.

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Federal and state net operating loss carryforwards	$62,015	$62,130
Fair value of commodity derivative instruments	11,578	3,912
Restricted stock awards and options	3,843	2,313
Percentage depletion carryforward	5,003	4,575
Accruals and other	1,130	2,613
Deferred tax asset	83,569	75,543

Deferred tax liabilities:
Property, plant and equipment, principally due to differences in depreciation	$193,191	$136,016
Fair value of commodity derivative instruments	182	214
Prepaid assets	1,482	1,778
Accruals and other	2,577	1,907
Deferred tax liabilities	197,432	139,915

Net deferred tax liability	113,863	64,372

Reflected in accompanying balance sheets as:
Current deferred asset	8,949	3,322
Non-current deferred liability	122,812	67,694
Total net deferred tax liability	$113,863	$64,372

As a result of our reorganization under Chapter 11 in 2009, the income from the discharge of indebtedness, represented for tax purposes as the excess of the principal and accrued interest on the debt discharged over the fair value of the stock of the reorganized company received in exchange for the discharged obligations, as defined by Internal Revenue Code (the “IRC”) Section 108 (“IRC 108”), reduced our net operating loss carryforwards (“NOLs”) by $97 million (“Tax Attribute Reduction”). Our remaining NOLs as of December 31, 2013 were approximately $167 million.

Ownership changes, as defined in IRC Section 382, limit the amount of NOLs that can be utilized annually to offset future taxable income and reduce our tax liability (“Section 382 Limitation”). In 2009, as part of our Chapter 11 reorganization, we had an ownership change which resulted in a Section 382 Limitation on the amount of NOLs available annually for use. Unused annual limited NOLs (those NOLs in existence immediately after the application of IRC 108) totaled $137 million. The annual limitation is approximately $21 million per year beginning in 2010 and, if unused, can be carried over and aggregated with limited NOLs in future years subject to the ultimate expiration of the NOLs. We have not used any limited NOLs since the reorganization. The amount of limited NOLs available for our 2013 federal tax return is approximately $121 million. We believe that we will be able to utilize all of our federal NOLs prior to their expiration.

At December 31, 2013, we had approximately $167 million of federal NOLs, of which approximately $3.8 million relates to excess tax benefits with respect to share-based compensation that have not been recognized in our consolidated financial statements. Our federal NOLs are available to reduce future federal taxable income subject to the limitations and estimates described above and the application of the tax rules and regulations. The NOLs begin expiring in the years 2025 through 2033.

As of January 1, 2013, our 2009-2012 income tax years remain subject to examination by the Internal Revenue Service. In addition, our 2009-2012 state income/franchise tax years remain subject to examination by the States of Louisiana and Texas. As of the date of these financial statements, our 2013 U.S. federal and state income tax returns have not been filed, although management expects to file such returns in a timely manner during 2014. We have no material uncertain tax positions as of December 31, 2013.

(12) Employee Benefit Plans

Share-Based Compensation Plans

In September 2009 the Board of Directors adopted the 2009 Long Term Incentive Plan (the “2009 LTIP”). The purpose of the 2009 LTIP is to provide a means to enhance our profitable growth by attracting and retaining directors, officers and other key employees through affording such individuals a means to acquire and maintain stock ownership or awards the value of which is tied to the performance of our common stock. All directors, officers and other key employees providing services to the Company are potentially eligible to participate in the 2009 LTIP. The 2009 LTIP provides for grants of (i) incentive stock options qualified as such under income tax rules and regulations, (ii) stock options that do not qualify as incentive stock options, (iii) restricted stock awards, (iv) restricted stock units, (v) stock appreciation rights, (vi) bonus stock and awards in lieu of Company obligations, (vii) dividend equivalents in connection with other awards, (viii) deferred shares, (ix) performance units or shares, or (x) any combination of such awards (collectively referred to as “Awards”). The 2009 LTIP is administered by the Compensation Committee of our Board of Directors (the “Compensation Committee”).

Without stockholder or participant approval, the Board of Directors may amend, alter, suspend, discontinue or terminate the 2009 LTIP or the Compensation Committee’s authority to grant Awards under the 2009 LTIP, except that any amendment or alteration of the 2009 LTIP, including any increase in any share limitation, shall be subject to the approval of the stockholders not later than the next annual meeting if stockholder approval is required by any state or federal law or regulation or the rules of any stock exchange or automated quotation system on which the common stock may then be listed or quoted.

On the date of the 2013 Annual Meeting of Stockholders, the stockholders approved an increase in the maximum aggregate number of shares of our common stock that may be issued pursuant to any and all Awards under the 2009 LTIP from 2,474,000 shares to 3,574,000 shares, subject to adjustment due to recapitalization or reorganization, or related to forfeitures or the expiration of Awards, as provided under the 2009 LTIP. As of December 31, 2013, 1,184,322 shares remained available for future grants.

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

Pursuant to an employment agreement and the 2009 LTIP, on September 30, 2009, our new chief executive officer was granted an option to purchase 68,116 shares of our common stock, which was memorialized in an option award agreement dated as of October 1, 2009 (the “Option Agreement”). The terms of the Option Agreement provided for an exercise price equal to $10.00 per share. The closing price of our common stock on the NYSE on September 30, 2009 was $7.46 per share. The option vested ratably on a monthly basis over a 36-month period from the date of grant; however, the vesting for the first six months of the vesting period (the “Initial Period”) was deferred until the end of the Initial Period and any remaining unvested portion vested ratably on a monthly basis over the remainder of the 36-month vesting period, subject to the executive remaining continuously employed. Under the original terms of the award agreement, vested stock options under the Option Agreement were to expire 30 months following the applicable vesting date of such stock options. On May 1, 2012, the Compensation Committee modified the terms of the Option Agreement to extend the expiration of the stock options granted thereunder to September 30, 2019, resulting in additional compensation expense of $0.1 million in the year ended December 31, 2012.  Upon a change in control as defined in the 2009 LTIP, all stock options under the Option Agreement remain exercisable for a period of not less than 30 months following the change in control.

In November 2009, the Compensation Committee approved a compensation program for each of our non-employee directors which provides for the annual grant of a stock award with a market value of $100,000 (as measured on the date of grant and prorated from the date of grant, as applicable). Pursuant to the terms of the program, one-half of each stock award vests immediately on the date of grant, and the remaining one-half vests immediately prior to the next annual meeting of stockholders held after the grant date.    The grant date for these awards is typically on the date of our annual meeting of stockholders. Pursuant to this program and the 2009 LTIP, the five members of the Board of Directors were awarded, in the aggregate, a total of 15,305 shares,  a total of 31,095 shares and a total of 31,405 shares during the years ended December 31, 2013, 2012, and 2011, respectively. Pursuant to elections made by two directors applicable to certain of these awards, the receipt of such awards totaling 39,009 shares is deferred until such directors cease to serve on our Board of Directors. During the year ended December 31, 2013, one of our non-employee directors resigned, forfeiting 1,531 shares awarded under this program.

The following table sets forth our stock option activity for the year ended December 31, 2013.

	Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Terms	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding on December 31, 2012	1,192,158	$14.30
Granted	369,137	27.48
Exercised	(108,122)	12.80
Forfeited/Cancelled	-	-
Outstanding on December 31, 2013	1,453,173	$17.76	7.8	$15,970
Exercisable on December 31, 2013	705,814	$13.45	6.9	$10,624

 The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option valuation model using the weighted average assumptions in the table below.

	Year Ended December 31,
	2013	2012	2011
Black-Scholes option pricing model assumptions:
Risk free interest rate	1.4%	1.0%	1.9%
Expected life (years)	6.0	6.0	6.0
Expected volatility	56%	56%	53%
Dividend yield	-	-	-

Expected volatility is generally based on the historical volatility of our stock over the period of time equivalent to the expected term of the options granted. As a result of our Chapter 11 reorganization in 2009 for purposes of determining expected volatility in 2013, 2012 and 2011, we included consideration of the historical volatility of the share prices of our peers over the relevant time periods in addition to our historical volatility before, during and after our reorganization. We disregarded our share price for the periods during which our stock price was impacted by factors leading up to the Chapter 11 filing and during the period of the Chapter 11 reorganization proceedings because we do not expect these events to reoccur during the expected term of the options. The expected term of options granted is generally derived from historical exercise patterns over a period of time, with consideration of the expected term of unvested options. However, because we do not have sufficient historical stock option exercise experience upon which to base an estimate of expected term, we used the simplified method for estimating expected term in 2013, 2012 and 2011. The risk-free interest rate is based on the interest rate on constant maturity bonds published by the Federal Reserve with a maturity commensurate with the expected term of the options granted.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $14.50, $8.84 and $7.97, respectively. The aggregate intrinsic value (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $2.1 million, $0.5 million and $0.1 million, respectively.

The following table sets forth the activity related to our non-vested share awards for the year ended December 31, 2013.

	Shares	Weighted- Average Grant- Date Fair Value
Non-vested share awards outstanding at December 31, 2012	326,952	$15.98
Granted	264,383	26.60
Vested	(145,309)	16.77
Forfeited	(1,531)	32.67
Non-vested share awards outstanding at December 31, 2013	444,495	$21.98

The fair value of non-vested share awards equals the market value of the underlying stock on the date of grant. The weighted-average grant-date fair value of the non-vested share awards granted during the years ended December 31, 2013, 2012 and 2011 was $26.60, $16.33 and $15.34 per share, respectively.  The total fair value of non-vested share awards that vested during the years ended December 31, 2013, 2012 and 2011 was $4.1 million, $2.0 million and $0.6 million, respectively.

The following table sets forth share-based compensation expense and related recognized tax benefits.

	Year Ended December 31,
	2013	2012	2011
Compensation Expense:
Stock Options	$3,426	$2,621	$1,497
Non-vested share awards	3,918	2,096	1,012
Deferred Income Tax Benefit	2,704	1,726	936

As of December 31, 2013, $5.6 million of total unrecognized compensation expense related to outstanding stock options was expected to be recognized over a weighted-average period of 2.0 years. As of December 31, 2013, $6.1 million of total unrecognized compensation expense related to non-vested share awards was expected to be recognized over a weighted-average period of approximately 2.0 years.

401(k) Plan

We also have a 401(k) Plan that covers all employees. We match 100% of each individual participant’s contribution not to exceed 6% of the participant’s compensation. Our matching contributions are made in cash. During the years ended December 31, 2013, 2012 and 2011, we made matching contributions to the 401(k) Plan of approximately $0.9 million, $0.8 million and $0.7 million, respectively.

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

(13) Commitments and Contingencies

We have operating leases for office space and equipment, which expire on various dates through 2019.  Expense relating to operating obligations for the years ended December 31, 2013, 2012 and 2011 was $7.5 million, $2.4 million and $1.8 million, respectively. Future minimum commitments as of December 31, 2013 under these operating obligations are as follows (in thousands):

2014	$1,073
2015	1,222
2016	1,239
2017	661
2018	542
Thereafter	406
Future minimum commitments	$5,143

     In connection with our exploration and development efforts, we are contractually committed to the acquisition of seismic data in the aggregate amount of $40.5 million to be incurred over the next four years.

We maintain restricted escrow funds in a trust for future abandonment costs at our East Bay property. The trust was originally funded with $15.0 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon completion of qualifying abandonment activities at our East Bay field. At December 31, 2013, we had $6.0 million remaining in restricted escrow funds for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our consolidated balance sheets.

We record liabilities when we deliver production that is in excess of our interest in certain properties. In addition to these imbalances, we may, from time to time, be allocated cash sales proceeds in excess of amounts that we estimate are due to us for our interest in production. These allocations may be subject to further review, may require more information to resolve or may be in dispute. In July 2010, we were notified by a purchaser of oil production from one of our non-operated fields that we were allocated, and received sales proceeds from, more oil production than we actually sold to that purchaser. The oil purchaser’s initial estimate of the oil volumes misallocated to us was approximately 74,000 barrels, which may have been valued at up to $6.9 million based on information provided by the oil purchaser. We had previously recorded an amount that we believed may have been payable related to a potential reallocation, which amount was reflected in Accrued expenses in the accompanying consolidated balance sheet as of December 31, 2012. In connection with the sale of the BM Interests in 2013, the buyer assumed any liability we may have had related to this matter.

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

We are a defendant in a number of lawsuits and are involved in governmental and regulatory proceedings, all of which  arose in the ordinary course of business, including, but not limited to, personal injury claims, royalty claims, contract claims, and environmental claims, including claims involving assets owned by acquired companies. While the ultimate outcome and impact on us cannot be predicted with certainty, management believes that the resolution of pending proceedings will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(14) Interim Financial Information (Unaudited)

The following tables summarize our consolidated unaudited interim financial information for the years ended December 31, 2013 and 2012.

	Three Months Ended
	March 31	June 30	September 30(1)	December 31(2)
	(In thousands, except per share data)
2013
Revenues	$182,349	$184,087	$183,992	$142,610
Costs and expenses	109,657	98,535	143,178	122,077
Income from operations	72,692	85,552	40,814	20,533
Net income (loss)	29,037	69,579	(1,284)	(12,058)
Earnings (loss) per share:
Basic	$0.74	$1.77	$(0.03)	$(0.31)
Diluted	0.73	1.75	(0.03)	(0.31)

(1)

Included in net income (loss) for the three months ended September 30, 2013 is the loss on abandonment activities totaling $22.6 million resulting from an increase in required scope of work attributable to changes in regulatory interpretations and enforcement by BSEE in the deepwater.

(2)

The decrease in revenue for the quarter ended December 31, 2013 compared to the quarter ended September 30, 2013 is primarily due to a decrease in oil production and a decrease in the average selling prices of our oil.

	Three Months Ended
	March 31	June 30	September 30	December 31 (1)
	(In thousands, except per share data)
2012
Revenues	$98,796	$99,270	$86,668	$138,899
Costs and expenses	71,501	68,071	67,379	86,235
Income from operations	27,295	31,199	19,289	52,664
Net income (loss)	1,503	35,401	(2,247)	24,153
Earnings (loss) per share:
Basic	$0.04	$0.90	$(0.06)	$0.62
Diluted	0.04	0.90	(0.06)	0.61

(1)Includes the results of operations of the Hilcorp Properties, which we acquired on October 31, 2012.

(15) Supplementary Oil and Natural Gas Disclosures—(Unaudited)

Our estimates of proved reserves are based on a reserve report prepared as of December 31, 2013 by the independent petroleum engineering firm Netherland, Sewell & Associates, Inc. Users of this information should be aware that the process of estimating quantities of “proved” and “proved developed” natural gas and crude oil reserves is very complex, requiring significant professional judgment in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the professional judgment required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. Proved reserves are estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

The following table sets forth our estimated net proved reserves, changes in our estimated net proved reserves and our net proved developed and undeveloped reserves.

	Oil (Mbbls)	Gas (Mmcf)	Oil Equivalent (Mboe)
Estimated Proved Reserves:
December 31, 2010	17,223	61,251	27,431
Acquisitions (a)	7,987	8,640	9,427
Extensions and discoveries	2,266	4,664	3,043
Revisions	2,778	(6,678)	1,666
Production	(2,953)	(9,092)	(4,468)
December 31, 2011	27,301	58,785	37,099
Acquisitions (b)	16,430	115,876	35,742
Extensions and discoveries (c)	6,388	10,241	8,095
Revisions	1,128	4,033	1,800
Production	(3,805)	(8,996)	(5,304)
December 31, 2012	47,442	179,939	77,432
Acquisitions	366	209	401
Sales	(1,415)	(916)	(1,568)
Extensions and discoveries (d)	7,354	20,247	10,729
Revisions	3,952	(10,128)	2,264
Production	(6,182)	(15,767)	(8,810)
December 31, 2013	51,517	173,584	80,448
Proved developed reserves:
December 31, 2011	24,791	52,739	33,581
December 31, 2012	37,908	120,687	58,022
December 31, 2013	39,439	107,687	57,387
Proved undeveloped reserves:
December 31, 2011	2,510	6,046	3,518
December 31, 2012	9,534	59,252	19,409
December 31, 2013	12,078	65,897	23,061

(a)Reserves acquired in the acquisitions of the ASOP Properties and Main Pass Interests.

(b)Reserves acquired in the acquisitions of the Hilcorp Properties and the ST41 Interests.

(c)Includes extensions and discoveries across 6 different fields, primarily within our West Delta and Ship Shoal areas.  These extensions and discoveries added volumes ranging from 18 Mboe to 1.2 Mmboe each, with three exceeding 1.0 Mmboe each.

(d)Includes extensions and discoveries across 12 different fields, primarily within our Ship Shoal and West Delta areas.  The Ship Shoal 208 field accounts for 46% of our total extensions and discoveries with 4,973 Mboe, consisting of 3,967 Mbbls of oil and 6,035 Mmcf of produced gas.  The remaining 11 locations account for up to 16% each of total extensions and discoveries with reserves ranging from 10 Mboe to 1.6 Mmboe.

Capitalized costs for oil and natural gas producing activities consist of the following:

	Year Ended December 31,
	2013	2012
	(In thousands)
Proved properties	$2,307,891	$1,982,657
Unproved properties	39,191	36,992
Accumulated depreciation, depletion and amortization	(614,068)	(424,520)
Net capitalized costs	$1,733,014	$1,595,129

The following table sets forth the costs incurred associated with finding, acquiring and developing our proved oil and natural gas reserves.

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Acquisitions — Proved (1)	$46,047	$706,322	$261,812
Acquisitions — Unproved	2,200	7,496	14
Exploration	46,100	43,338	17,129
Development (2)	303,245	180,938	83,577
Costs incurred	$397,592	$938,094	$362,532

(1)For the year ended December 31, 2013, includes $29.7 million associated with the Hilcorp Acquisition and $16.7 million associated with the WD29 Acquisition.  See Note 2, “Acquisitions and Dispositions” for more information.

(2)Includes our estimates during the years ended December 31, 2013, 2012 and 2011 of incurred asset retirement obligations associated with finding and developing our proved oil and natural gas reserves of $1.2 million, $1.2 million and $0.2 million, respectively.

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

The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Future cash inflows	$5,937,536	$5,401,290
Future production costs	(1,957,868)	(1,823,303)
Future development costs (1)	(1,085,440)	(936,580)
Future income taxes	(641,536)	(537,546)
Future net cash flows after income taxes	2,252,692	2,103,861
10% annual discount for estimated timing of cash flows	(603,614)	(529,579)
Standardized measure of discounted future net cash flows	$1,649,078	$1,574,282

(1)

Future development costs as of December 31, 2013, include $569.9 million of estimated abandonment and decommissioning costs, net of $25.8 million of estimated salvage values.  Future development costs as of December 31, 2012 include $466.9 million of estimated abandonment and decommissioning costs, net of $32.6 million of estimated salvage values.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and natural gas reserves for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Beginning of the period	$1,574,282	$876,169
Sales and transfers of oil and natural gas produced, net of production costs	(513,906)	(317,059)
Net changes in prices and production costs	96,751	(244,824)
Purchase of minerals in place	26,708	797,085
Sales of minerals in place	(64,539)	-
Extensions, discoveries and improved recoveries, net of future production costs	363,493	452,258
Revision of quantity estimates	84,490	55,133
Previously estimated development costs incurred during the period	33,920	39,321
Changes in estimated future development costs	18,229	746
Changes in production rates (timing) and other	(113,022)	(14,157)
Accretion of discount	197,927	110,070
Net change in income taxes	(55,255)	(180,460)
Net increase (decrease)	74,796	698,113
End of period	$1,649,078	$1,574,282

At December 31, 2013 and 2012, the computation of the standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves was based on the following computed prices:

	2013	2012
per barrel of oil	$105.30	$105.13
per Mcf for natural gas	$3.73	$2.92

(16) Supplemental Condensed Consolidating Financial Information

In connection with issuing the 8.25% Senior Notes described in Note 7, all of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries) each of which is 100% owned by EPL Oil & Gas, Inc. (the “Guarantor Subsidiaries”) jointly and severally guaranteed the payment obligations under our 8.25% Senior Notes. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Guarantor Subsidiary can be automatically released and relieved of its obligations under certain customary circumstances contained in the 2011 Indenture.  So long as other applicable provisions of the indenture are adhered to, these customary circumstances include: when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, or when the Guarantor Subsidiary is sold or sells all of its assets. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for EPL Oil & Gas, Inc. (Parent Company Only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries, or for any individual Guarantor Subsidiary, because management has determined that such information is not material to investors.

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

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$8,812	$-	$-	$8,812
Trade accounts receivable - net	70,520	187	-	70,707
Intercompany receivables	39,085	-	(39,085)	-
Fair value of commodity derivative instruments	501	-	-	501
Deferred tax asset	8,949	-	-	8,949
Prepaid expenses	6,868	-	-	6,868
Total current assets	134,735	187	(39,085)	95,837
Property and equipment	2,041,689	313,530	-	2,355,219
Less accumulated depreciation, depletion, amortization and impairments	(526,736)	(92,052)	-	(618,788)
Net property and equipment	1,514,953	221,478	-	1,736,431
Investment in affiliates	122,697	-	(122,697)	-
Deposit for Nexen Acquisition	7,040	-	-	7,040
Restricted cash	6,023	-	-	6,023
Fair value of commodity derivative instruments	238	-	-	238
Deferred financing costs	10,106	-	-	10,106
Other assets	2,067	89	-	2,156
Total assets	$1,797,859	$221,754	$(161,782)	$1,857,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,758	$673	$-	$59,431
Intercompany payables	-	39,085	(39,085)	-
Accrued expenses	131,111	14	-	131,125
Asset retirement obligations	51,601	-	-	51,601
Fair value of commodity derivative instruments	29,636	-	-	29,636
Total current liabilities	271,106	39,772	(39,085)	271,793
Long-term debt	627,355	-	-	627,355
Asset retirement obligations	160,466	43,383	-	203,849
Deferred tax liabilities	106,910	15,902	-	122,812
Fair value of commodity derivative instruments	2,136	-	-	2,136
Other	673	-	-	673
Total liabilities	1,168,646	99,057	(39,085)	1,228,618
Stockholders’ equity:
Preferred stock	-	-	-	-
Common stock	41	-	-	41
Additional paid-in capital	519,114	85,479	(85,479)	519,114
Treasury stock, at cost	(31,157)	-	-	(31,157)
Retained earnings	141,215	37,218	(37,218)	141,215
Total stockholders’ equity	629,213	122,697	(122,697)	629,213
Total liabilities and stockholders' equity	$1,797,859	$221,754	$(161,782)	$1,857,831

Supplemental Condensed Consolidating Balance Sheet

As of December 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,521	$-	$-	$1,521
Trade accounts receivable - net	66,994	997	-	67,991
Intercompany receivables	55,575	-	(55,575)	-
Fair value of commodity derivative instruments	3,302	-		3,302
Deferred tax asset	3,322	-	-	3,322
Prepaid expenses	9,873	-		9,873
Total current assets	140,587	997	(55,575)	86,009
Property and equipment	1,754,294	271,353	-	2,025,647
Less accumulated depreciation, depletion, amortization and impairments	(353,526)	(74,054)	-	(427,580)
Net property and equipment	1,400,768	197,299	-	1,598,067
Investment in affiliates	111,191	-	(111,191)	-
Restricted cash	6,023	-	-	6,023
Fair value of commodity derivative instruments	211	-	-	211
Deferred financing costs	12,386	-	-	12,386
Other assets	2,841	90	-	2,931
Total assets	$1,674,007	$198,386	$(166,766)	$1,705,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,740	$32	$-	$34,772
Intercompany payables	-	55,575	(55,575)	-
Accrued expenses	117,245	127	-	117,372
Asset retirement obligations	23,982	6,197	-	30,179
Fair value of commodity derivative instruments	10,026	-	-	10,026
Total current liabilities	185,993	61,931	(55,575)	192,349
Long-term debt	689,911	-	-	689,911
Asset retirement obligations	187,790	17,141	-	204,931
Deferred tax liabilities	59,571	8,123	-	67,694
Fair value of commodity derivative instruments	3,637	-	-	3,637
Other	1,132	-	-	1,132
Total liabilities	1,128,034	87,195	(55,575)	1,159,654
Stockholders’ equity:
Preferred stock	-	-	-	-
Common stock	40	-	-	40
Additional paid-in capital	510,469	85,479	(85,479)	510,469
Treasury stock	(20,477)	-	-	(20,477)
Retained earnings	55,941	25,712	(25,712)	55,941
Total stockholders’ equity	545,973	111,191	(111,191)	545,973
Total liabilities and stockholders' equity	$1,674,007	$198,386	$(166,766)	$1,705,627

Supplemental Condensed Consolidating Statement of Operations

Year Ended December 31, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$606,743	$82,000	$-	$688,743
Other	689	3,606	-	4,295
Total revenue	607,432	85,606	-	693,038
Costs and expenses:
Lease operating	140,605	25,236	-	165,841
Transportation	3,548	20	-	3,568
Exploration expenditures and dry hole costs	22,265	4,290	-	26,555
Impairments	2,937	-	-	2,937
Depreciation, depletion and amortization	178,427	21,932	-	200,359
Accretion of liability for asset retirement obligations	23,196	5,103	-	28,299
General and administrative	28,137	-	-	28,137
Taxes, other than on earnings	1,084	10,406	-	11,490
Gain on sale of assets	(28,219)	(462)	-	(28,681)
Other	34,072	870	-	34,942
Total costs and expenses	406,052	67,395	-	473,447
Income from operations	201,380	18,211	-	219,591
Other income (expense):
Interest income	99	-	-	99
Interest expense	(52,368)	-	-	(52,368)
Loss on derivative instruments	(32,361)	-	-	(32,361)
Income from equity investments	11,506	-	(11,506)	-
Total other income (expense)	(73,124)	-	(11,506)	(84,630)
Income before provision for income taxes	128,256	18,211	(11,506)	134,961
Deferred income tax expense	(42,982)	(6,705)	-	(49,687)
Net income	$85,274	$11,506	$(11,506)	$85,274

Supplemental Condensed Consolidating Statement of Operations

Year Ended December 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$318,749	$103,780	$-	$422,529
Other	15,152	952	(15,000)	1,104
Total revenue	333,901	104,732	(15,000)	423,633
Costs and expenses:
Lease operating	71,002	23,848	-	94,850
Transportation	611	4	-	615
Exploration expenditures and dry hole costs	18,790	9	-	18,799
Impairments	8,883	-	-	8,883
Depreciation, depletion and amortization	92,689	20,892	-	113,581
Accretion of liability for asset retirement obligations	10,551	5,014	-	15,565
General and administrative	22,845	15,363	(15,000)	23,208
Taxes, other than on earnings	1,162	11,845	-	13,007
Other	5,496	(818)	-	4,678
Total costs and expenses	232,029	76,157	(15,000)	293,186
Income from operations	101,872	28,575	-	130,447
Other income (expense):
Interest income	136	-	-	136
Interest expense	(28,568)	-	-	(28,568)
Loss on derivative instruments	(13,305)	-	-	(13,305)
Income from equity investments	18,945	-	(18,945)	-
Total other income (expense)	(22,792)	-	(18,945)	(41,737)
Income before provision for income taxes	79,080	28,575	(18,945)	88,710
Deferred income tax expense	(20,270)	(9,630)	-	(29,900)
Net income	$58,810	$18,945	$(18,945)	$58,810

Supplemental Condensed Consolidating Statement of Operations

Year Ended December 31, 2011

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$245,567	$102,640	$-	$348,207
Other	15,007	113	(15,000)	120
Total revenue	260,574	102,753	(15,000)	348,327
Costs and expenses:
Lease operating	51,618	18,663	-	70,281
Transportation	766	13	-	779
Exploration expenditures and dry hole costs	14,045	223	-	14,268
Impairments	32,532	(66)	-	32,466
Depreciation, depletion and amortization	82,168	22,456		104,624
Accretion of liability for asset retirement obligations	9,013	6,929		15,942
General and administrative	18,281	15,460	(15,000)	18,741
Taxes, other than on earnings	(733)	15,098	-	14,365
Other	9,940	(205)	-	9,735
Total costs and expenses	217,630	78,571	(15,000)	281,201
Income from operations	42,944	24,182	-	67,126
Other income (expense):
Interest income	102	-	-	102
Interest expense	(17,548)	-	-	(17,548)
Loss on derivative instruments	(5,870)	-	-	(5,870)
Loss on early extinguishment of debt	(2,377)	-	-	(2,377)
Loss from equity investments	15,532	-	(15,532)	-
Total other income (expense)	(10,161)	-	(15,532)	(25,693)
Loss before provision for income taxes	32,783	24,182	(15,532)	41,433
Deferred income tax expense	(6,172)	(8,650)	-	(14,822)
Net income	$26,611	$15,532	$(15,532)	$26,611

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$356,597	$30,962	$-	$387,559
Cash flows provided by (used in) investing activities:
Property acquisitions	(27,560)	-	-	(27,560)
Deposit for Nexen Acquisition	(7,040)	-	-	(7,040)
Exploration and development expenditures	(284,073)	(37,967)	-	(322,040)
Other property and equipment additions	(2,016)	-	-	(2,016)
Proceeds from sale of assets	45,312	7,005	-	52,317
Net cash used in investing activities	(275,377)	(30,962)	-	(306,339)
Cash flows provided by (used in) financing activities:
Repayments of indebtedness	(65,000)	-	-	(65,000)
Deferred financing costs	(674)	-	-	(674)
Purchase of shares into treasury	(9,640)	-	-	(9,640)
Exercise of stock options	1,385	-	-	1,385
Net cash used in financing activities	(73,929)	-	-	(73,929)
Net decrease in cash and cash equivalents	7,291	-	-	7,291
Cash and cash equivalents at beginning of period	1,521	-	-	1,521
Cash and cash equivalents at end of period	$8,812	$-	$-	$8,812

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$190,851	$23,020	$-	$213,871
Cash flows provided by (used in) investing activities:
Property acquisitions	(575,372)	(3,000)	-	(578,372)
Exploration and development expenditures	(165,308)	(19,542)	-	(184,850)
Other property and equipment additions	(1,265)	(478)	-	(1,743)
Net cash used in investing activities	(741,945)	(23,020)	-	(764,965)
Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	509,313	-	-	509,313
Repayments of indebtedness	(20,000)	-	-	(20,000)
Deferred financing costs	(8,469)	-	-	(8,469)
Purchase of shares into treasury	(8,798)	-	-	(8,798)
Exercise of stock options	441	-	-	441
Net cash provided by financing activities	472,487	-	-	472,487
Net increase in cash and cash equivalents	(78,607)	-	-	(78,607)
Cash and cash equivalents at beginning of period	80,128	-	-	80,128
Cash and cash equivalents at end of period	$1,521	$-	$-	$1,521

Supplemental Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	Parent
	Company	Guarantor
	Only	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$136,245	$35,007	$-	$171,252
Cash flows provided by (used in) investing activities:
Decrease in restricted cash	2,466	-	-	2,466
Property acquisitions	(235,486)	-	-	(235,486)
Exploration and development expenditures	(40,996)	(35,007)	-	(76,003)
Other property and equipment additions	(1,568)	-	-	(1,568)
Net cash used in investing activities	(275,584)	(35,007)	-	(310,591)
Cash flows provided by (used in) financing activities:
Proceeds from indebtedness	203,794	-	-	203,794
Deferred financing costs	(6,646)	-	-	(6,646)
Purchase of shares into treasury	(11,353)	-	-	(11,353)
Exercise of stock options	119	-	-	119
Net cash provided by financing activities	185,914	-	-	185,914
Net increase in cash and cash equivalents	46,575	-	-	46,575
Cash and cash equivalents at beginning of period	33,553	-	-	33,553
Cash and cash equivalents at end of period	$80,128	$-	$-	$80,128

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item  9A.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. In connection with our annual evaluation of internal control over financial reporting, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness, as of December 31, 2013, of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our internal controls over financial reporting were effective as of December 31, 2013.

Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting and has issued an attestation report as of December 31, 2013. See “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of this Annual Report.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

Except as set forth below, for information required by Item 10, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about May 1, 2014, which will be filed with the SEC and is incorporated herein by reference.

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

Item 11.Executive Compensation

For information required by Item 11, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about May 1, 2014, which will be filed with the SEC and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, for information required by Item 12, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about May 1, 2014, which will be filed with the SEC and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

The information contained in Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this Annual Report is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

For information required by Item 13, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about May 1, 2014, which will be filed with the SEC and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

For information required by Item 14, see the definitive Proxy Statement of EPL Oil & Gas, Inc. for the Annual Meeting of Stockholders to be held on or about May 1, 2014, which will be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) Documents to be filed as part of this Annual Report

1. Financial Statements

The following items are included in Part II, Item 8 this Annual Report:

•Independent Registered Public Accounting Firms’ Reports

•  Consolidated Balance Sheets as of December 31, 2013 and 2012

•  Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

•Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

 •Consolidated Statements of Cash Flows for the years ended December 31, 2013,  2012 and 2011

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

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	5/6/2010

2.1	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	1/18/2011

2.2	Purchase and Sale Agreement dated October 28, 2011, by and between Stone Energy Offshore, LLC and Energy Partners, Ltd.	8-K	001-16179	2.2	11/2/2011

2.3	Purchase and Sale Agreement between Hilcorp Energy GOM Holdings, LLC, as Seller and EPL Oil & Gas, Inc., as Buyer, dated September 14, 2012	8-K	001-16179	2.1	9/18/2012

2.4	Purchase and Sale Agreement dated May 15, 2012, by and between W&T Offshore, Inc. and Energy Partners, Ltd.	8-K	001-16179	2.1	5/21/2012

2.5	Purchase and Sale Agreement dated December 31, 2013, by and between Nexen Petroleum Offshore U.S.A. Inc. and EPL Oil & Gas, Inc.	8-K	001-16179	2.1	1/6/2014

3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	9/21/2009

3.2	Third Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.1	10/18/2012

3.3	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012

3.4	Composite copy of the Amended and Restated Certificate of Incorporation of EPL Oil & Gas, Inc., reflecting all amendments through September 1, 2012, the effective date of the certificate of ownership and merger	10-K	001-16179	3.4	3/7/2013

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	2/15/2011

4.2	Supplemental Indenture by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, the other Guarantors named therein and U.S. Bank National Association, as Trustee dated March 14, 2011	S-4	333-175567	4.2	7/14/2011

4.3	Second Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012	10-K	001-16179	4.3	3/7/2013

4.4	Indenture by and among EPL Oil & Gas, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, dated October 25, 2012	8-K	001-16179	4.1	10/30/2012

4.5	First Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012	10-K	001-16179	4.5	3/7/2013

10.1	Registration Rights Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the initial purchasers named therein dated February 14, 2011	8-K	001-16179	10.1	2/15/2011

10.2	Registration Rights Agreement, by and among EPL Oil & Gas, Inc., the Guarantors named therein and the initial purchasers named therein dated October 25, 2012	8-K	001-16179	10.1	10/30/2012

10.3	Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	8-K	001-16179	10.1	11/6/2012

10.4	First Amendment to the Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	10-Q	001-16179	10.2	8/1/2013

10.5	Exchange Agreement between Energy Partners, Ltd. and Mellon Investor Services LLC (operating with the service name BNY Shareowner Services), as Agent dated September 15, 2009	8-K	001-16179	10.4	9/25/2009

10.6†	Change of Control Severance Plan effective as of March 24, 2005	8-K	001-16179	10.2	3/30/2005

10.7†	First Amendment to Change of Control Severance Plan effective as of September 13, 2006	8-K	001-16179	10.3	9/14/2006

10.8†	Second Amendment to Change of Control Severance Plan effective as of April 16, 2008	10-Q	001-16179	10.3	5/8/2008

10.9†	Third Amendment to Change of Control Severance Plan dated November 13, 2008	8-K	001-16179	10.2	11/14/2008

10.10†	Fourth Amendment to Change of Control Severance Plan dated November 13, 2008	10-K	001-16179	10.8	3/11/2010

10.11†	Fifth Amendment to Change of Control Severance Plan dated April 12, 2010	10-Q	001-16179	10.2	8/5/2010

10.12†	Sixth Amendment to Change of Control Severance Plan dated May 1, 2012					X

10.13†	Seventh Amendment to Change of Control Severance Plan dated November 5, 2013					X

10.14	Term sheet with the United States Department of the Interior, Minerals Management Service dated April 30, 2009	10-K	001-16179	10.6	8/5/2009

10.15†	Employment Agreement dated as of October 1, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.1	10/6/2009

10.16†	First Amendment to Employment Agreement dated as of April 12, 2010 between Energy Partners, Ltd. and Gary Hanna	10-Q	001-16179	10.3	8/5/2010

10.17†	Option Award Agreement dated as of September 30, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	10/6/2009

10.18†	Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.5	8/5/2009

10.19†	Energy Partners, Ltd. 2009 Long Term Incentive Plan	S-8	333-162185	4.5	9/29/2009

10.20†	First Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	10-K	001-16179	10.23	3/8/2012

10.21†	Second Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	8-K	001-16179	99.1	5/3/2013

10.22†	Form of 2009 Long Term Incentive Plan Option Award Agreement	8-K	001-16179	10.5	9/25/2009

10.23†	Form of 2009 Long Term Incentive Plan Restricted Stock Agreement	8-K	001-16179	10.6	9/25/2009

10.24†	Form of Indemnification Agreement for Directors	8-K	001-16179	10.1	11/24/2009

10.25†	Form of Indemnification Agreement for Officers	8-K	001-16179	10.2	11/24/2009

10.26†	Energy Partners, Ltd. Board Compensation Program	8-K	001-16179	10.1	11/12/2009

10.27†	Second Amended and Restated Stock and Deferral Plan for Non-Employee Directors, dated as of November 6, 2009	8-K	001-16179	10.2	11/12/2009

10.28†	Form of Director Deferred Share Agreement	8-K	001-16179	10.3	11/12/2009

10.29†	Employment Agreement dated as of February 1, 2012 between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.24	3/8/2012

10.30†	Fifth Amendment to Employee Change of Control Severance Plan dated November 5, 2013					X

16.1	Letter from KPMG LLP dated July 1, 2010, addressed to the Securities and Exchange Commission	8-K	001-16179	16.1	7/1/2010

21.1	Subsidiaries of EPL Oil & Gas, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Netherland, Sewell & Associates, Inc.					X

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Report of Independent Petroleum Engineers (Netherland, Sewell & Associates, Inc.) dated February 7, 2014	X

101.INS*	XBRL Instance Document	X

101.SCH*	XBRL Taxonomy Extension Schema Document	X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

“condensate” means the mixture of hydrocarbons that exists in the gaseous phase at original reservoir temperature and pressure, but that, when produced, is in the liquid phase at surface pressure and temperature.

“developed reserves” are reserves of any category that can be expected to be recovered:

(i)  Through existing wells with existing equipment and operating methods or in which the costs of the required equipment is relatively minor compared to the cost of a new well; and

(ii)  Through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

“development costs” means those costs incurred to obtain access to proved reserves and to provide facilities for extracting, treating, gathering and storing the oil and gas. More specifically, development costs, including depreciation and applicable operating costs of support equipment and facilities and other costs of development activities, are costs incurred to:

(i)  Gain access to and prepare well locations for drilling, including surveying well locations for the purpose of determining specific development drilling sites, clearing ground, draining, road building, and relocating public roads, gas lines, and power lines, to the extent necessary in developing the proved reserves.

(ii)  Drill and equip development wells, development-type stratigraphic test wells, and service wells, including the costs of platforms and of well equipment such as casing, tubing, pumping equipment, and the wellhead assembly.

(iii)  Acquire, construct, and install production facilities such as lease flow lines, separators, treaters, heaters, manifolds, measuring devices, and production storage tanks, natural gas cycling and processing plants, and central utility and waste disposal systems.

(iv)    Provide improved recovery systems.

“development project” refers to those means by which petroleum resources are brought to the status of economically producible. As examples, the development of a single reservoir or field, an incremental development in a producing field, or the integrated development of a group of several fields and associated facilities with a common ownership may constitute a development project.

“development well” means a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

“estimated ultimate recovery” or “EUR” means the sum of reserves remaining as of a given date and cumulative production as of that date.

“exploration costs” means those costs incurred in identifying areas that may warrant examination and in examining specific areas that are considered to have prospects of containing oil and gas reserves, including costs of drilling exploratory wells and exploratory-type stratigraphic test wells. Exploration costs may be incurred both before acquiring the related property (sometimes referred to in part as prospecting costs) and after acquiring the property. Principal types of exploration costs, which include depreciation and applicable operating costs of support equipment and facilities and other costs of exploration activities, are:

(i)  Costs of topographical, geographical and geophysical studies, rights of access to properties to conduct those studies, and salaries and other expenses of geologists, geophysical crews, and others conducting those studies.

(ii)  Costs of carrying and retaining undeveloped properties, such as delay rentals, ad valorem taxes on properties, legal costs for title defense, and the maintenance of land and lease records.

(iii)  Dry hole contributions and bottom hole contributions.

(iv)  Costs of drilling and equipping exploratory wells.

(v)    Costs of drilling exploratory-type stratigraphic test wells.

“exploratory well” means a well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well, or a stratigraphic test well as those items are defined in this section.

“field” refers to an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition. There may be two or more reservoirs in a field that are separated vertically by intervening impervious, strata, or laterally by local geologic barriers, or by both. Reservoirs that are associated by being in overlapping or adjacent fields may be treated as a single or common operational field. The geological terms structural feature and stratigraphic condition are intended to identify localized geological features as opposed to the broader terms of basins, trends, provinces, plays, areas-of-interest, etc.

“gross well or acre” means a well or acre in which the registrant owns a working interest. The number of gross wells is the total number of wells in which the registrant owns a working interest.

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

“net well or acre” is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells or acres expressed as whole numbers and fractions of whole numbers.

“oil and natural gas producing activities” include:

(i)  The search for crude oil, including condensate and natural gas liquids, or natural gas  in their natural states and original locations;

(ii)  The acquisition of property rights or properties for the purpose of further exploration or for the purpose of removing the oil or gas from such properties;

(iii)  The construction, drilling, and production activities necessary to retrieve oil and gas from their natural reservoirs, including the acquisition, construction, installation, and maintenance of field gathering and storage systems, such as:

(A)  Lifting the oil and gas to the surface; and

(B)  Gathering, treating, and field processing (as in the case of processing gas to extract liquid hydrocarbons); and

(iv)  Extraction of saleable hydrocarbons, in the solid, liquid, or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable natural resources which are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction.

“oil and gas resources” means quantities of oil and gas estimated to exist in naturally occurring accumulations. A portion of the resources may be estimated to be recoverable, and another portion may be considered to be unrecoverable. Oil and Gas resources include both discovered and undiscovered accumulations.

“plugging and abandonment” means the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Federal regulations and regulations of many states require plugging of abandoned wells.

“production costs” mean the following:

(i)  Costs incurred to operate and maintain wells and related equipment and facilities, including depreciation and applicable operating costs of support equipment and facilities and other costs of operating and maintaining those wells and related equipment and facilities. They become part of the cost of oil and gas produced. Examples of production costs are:

(A)  Costs of labor to operate the wells and related equipment and facilities.

   (B)  Repairs and maintenance.

(C)  Materials, supplies, and fuel consumed and supplies utilized in operating the wells and related equipment and facilities.

(D)  Property taxes and insurance applicable to proved properties and wells and related equipment and facilities.

(E)  Severance taxes.

(ii)    Some support equipment or facilities may serve two or more oil and gas producing activities and may also serve transportation, refining, and marketing activities. To the extent that the support equipment and facilities are used in oil and gas producing activities, their depreciation and applicable operating costs become exploration, development or production costs, as appropriate. Depreciation, depletion, and amortization of capitalized acquisition, exploration, and development costs are not production costs but also become part of the cost of oil and gas produced along with production costs identified above.

“Productive wells” includes producing wells and wells mechanically capable of production.

“proved properties” refers to properties with proved reserves.

“proved reserves” means those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

“reasonable certainty”  means, if deterministic methods are used, a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to estimated ultimate recovery (“EUR”) with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.

“reserves” refers to estimated remaining quantities of oil and gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and gas or related substances to market, and all permits and financing required to implement the project.

“reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

“saleable hydrocarbons” means hydrocarbons that are saleable in the state in which the hydrocarbons are delivered.

“service well” means a well drilled or completed for the purpose of supporting production in an existing field. Specific purposes of service wells include gas injection, water injection, steam injection, air injection, salt-water disposal, water supply for injection, observation, or injection for in-situ combustion.

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

“stratigraphic test well” means a drilling effort, geologically directed, to obtain information pertaining to a specific geologic condition. Such wells customarily are drilled without the intent of being completed for hydrocarbon production. The classification also includes tests identified as core tests and all types of expendable holes related to hydrocarbon exploration. Stratigraphic tests are classified as "exploratory type" if not drilled in a known area or "development type" if drilled in a known area.

“terminal point” means which is the outlet valve on the lease or field storage tank. If unusual physical or operational circumstances exist, it may be appropriate to regard the terminal point for the production function as: (a) the first point at which oil, gas, or gas liquids, natural or synthetic, are delivered to a main pipeline, a common carrier, a refinery, or a marine terminal; and (b) in the case of natural resources that are intended to be upgraded into synthetic oil or gas, if those natural resources are delivered to a purchaser prior to upgrading, the first point at which the natural resources are delivered to a main pipeline, a common carrier, a refinery, a marine terminal, or a facility which upgrades such natural resources into synthetic oil or gas.

“unproved properties” means properties with no proved reserves.

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

Dated: February 27, 2014	EPL OIL & GAS, INC.

	By:	/s/ GARY C. HANNA
Gary C. Hanna
President, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GARY C. HANNA	President, Chairman, and Chief Executive	February 27, 2014
Gary C. Hanna	Officer (Principal Executive Officer)

/S/ TIFFANY J. THOM	Executive Vice President and Chief Financial	February 27, 2014
Tiffany J. Thom	Officer (Principal Financial Officer)

/S/ DAVID P. CEDRO	Senior Vice President, Chief Accounting	February 27, 2014
David P. Cedro	Officer and Secretary
(Principal Accounting Officer)

/S/ CHARLES O. BUCKNER	Director	February 27, 2014
Charles O. Buckner

/S/ SCOTT A. GRIFFITHS	Director	February 27, 2014
Scott A. Griffiths

/S/ STEVEN J. PULLY	Director	February 27, 2014
Steven J. Pully

/S/ WILLIAM F. WALLACE	Director	February 27, 2014
William F. Wallace

INDEX TO EXHIBITS

The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith

2.0	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	5/6/2010

2.1	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	1/18/2011

2.2	Purchase and Sale Agreement dated October 28, 2011, by and between Stone Energy Offshore, LLC and Energy Partners, Ltd.	8-K	001-16179	2.2	11/2/2011

2.3	Purchase and Sale Agreement between Hilcorp Energy GOM Holdings, LLC, as Seller and EPL Oil & Gas, Inc., as Buyer, dated September 14, 2012	8-K	001-16179	2.1	9/18/2012

2.4	Purchase and Sale Agreement dated May 15, 2012, by and between W&T Offshore, Inc. and Energy Partners, Ltd.	8-K	001-16179	2.1	5/21/2012

2.5	Purchase and Sale Agreement dated December 31, 2013, by and between Nexen Petroleum Offshore U.S.A. Inc. and EPL Oil & Gas, Inc.	8-K	001-16179	2.1	1/6/2014

3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	9/21/2009

3.2	Third Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.1	10/18/2012

3.3	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012

3.4	Composite copy of the Amended and Restated Certificate of Incorporation of EPL Oil & Gas, Inc., reflecting all amendments through September 1, 2012, the effective date of the certificate of ownership and merger	10-K	001-16179	3.4	3/7/2013

4.1	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	2/15/2011

4.2	Supplemental Indenture by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, the other Guarantors named therein and U.S. Bank National Association, as Trustee dated March 14, 2011	S-4	333-175567	4.2	7/14/2011

4.3	Second Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012	10-K	001-16179	4.3	3/7/2013

4.4	Indenture by and among EPL Oil & Gas, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, dated October 25, 2012	8-K	001-16179	4.1	10/30/2012

4.5	First Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012	10-K	001-16179	4.5	3/7/2013

10.1	Registration Rights Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the initial purchasers named therein dated February 14, 2011	8-K	001-16179	10.1	2/15/2011

10.2	Registration Rights Agreement, by and among EPL Oil & Gas, Inc., the Guarantors named therein and the initial purchasers named therein dated October 25, 2012	8-K	001-16179	10.1	10/30/2012

10.3	Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	8-K	001-16179	10.1	11/6/2012

10.4	First Amendment to the Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	10-Q	001-16179	10.2	8/1/2013

10.5	Exchange Agreement between Energy Partners, Ltd. and Mellon Investor Services LLC (operating with the service name BNY Shareowner Services), as Agent dated September 15, 2009	8-K	001-16179	10.4	9/25/2009

10.6†	Change of Control Severance Plan effective as of March 24, 2005	8-K	001-16179	10.2	3/30/2005

10.7†	First Amendment to Change of Control Severance Plan effective as of September 13, 2006	8-K	001-16179	10.3	9/14/2006

10.8†	Second Amendment to Change of Control Severance Plan effective as of April 16, 2008	10-Q	001-16179	10.3	5/8/2008

10.9†	Third Amendment to Change of Control Severance Plan dated November 13, 2008	8-K	001-16179	10.2	11/14/2008

10.10†	Fourth Amendment to Change of Control Severance Plan dated November 13, 2008	10-K	001-16179	10.8	3/11/2010

10.11†	Fifth Amendment to Change of Control Severance Plan dated April 12, 2010	10-Q	001-16179	10.2	8/5/2010

10.12†	Sixth Amendment to Change of Control Severance Plan dated May 1, 2012					X

10.13†	Seventh Amendment to Change of Control Severance Plan dated November 5, 2013					X

10.14	Term sheet with the United States Department of the Interior, Minerals Management Service dated April 30, 2009	10-K	001-16179	10.6	8/5/2009

10.15†	Employment Agreement dated as of October 1, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.1	10/6/2009

10.16†	First Amendment to Employment Agreement dated as of April 12, 2010 between Energy Partners, Ltd. and Gary Hanna	10-Q	001-16179	10.3	8/5/2010

10.17†	Option Award Agreement dated as of September 30, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	10/6/2009

10.18†	Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.5	8/5/2009

10.19†	Energy Partners, Ltd. 2009 Long Term Incentive Plan	S-8	333-162185	4.5	9/29/2009

10.20†	First Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	10-K	001-16179	10.23	3/8/2012

10.21†	Second Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	8-K	001-16179	99.1	5/3/2013

10.22†	Form of 2009 Long Term Incentive Plan Option Award Agreement	8-K	001-16179	10.5	9/25/2009

10.23†	Form of 2009 Long Term Incentive Plan Restricted Stock Agreement	8-K	001-16179	10.6	9/25/2009

10.24†	Form of Indemnification Agreement for Directors	8-K	001-16179	10.1	11/24/2009

10.25†	Form of Indemnification Agreement for Officers	8-K	001-16179	10.2	11/24/2009

10.26†	Energy Partners, Ltd. Board Compensation Program	8-K	001-16179	10.1	11/12/2009

10.27†	Second Amended and Restated Stock and Deferral Plan for Non-Employee Directors, dated as of November 6, 2009	8-K	001-16179	10.2	11/12/2009

10.28†	Form of Director Deferred Share Agreement	8-K	001-16179	10.3	11/12/2009

10.29†	Employment Agreement dated as of February 1, 2012 between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.24	3/8/2012

10.30†	Fifth Amendment to Employee Change of Control Severance Plan dated November 5, 2013					X

16.1	Letter from KPMG LLP dated July 1, 2010, addressed to the Securities and Exchange Commission	8-K	001-16179	16.1	7/1/2010

21.1	Subsidiaries of EPL Oil & Gas, Inc.					X

23.1	Consent of PricewaterhouseCoopers LLP.					X

23.2	Consent of Netherland, Sewell & Associates, Inc.					X

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

99.1	Report of Independent Petroleum Engineers (Netherland, Sewell & Associates, Inc.) dated February 7, 2014					X

101.INS*	XBRL Instance Document					X

101.SCH*	XBRL Taxonomy Extension Schema Document					X

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document					X

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document					X

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document					X

*  Incorporated herein by reference as indicated.