Form 10-K/A
period 2013-12-31
EPL OIL & GAS, INC.
filed 2014-04-15
CIK 750199

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant at June 30, 2013 based on the closing stock price as quoted on the New York Stock Exchange on that date was $1,066,066,044. As of February 21, 2014, there were 39,206,958 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for EPL Oil & Gas, Inc. (referred to herein as “we,” “our,” “us” “EPL” or the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2014 (the “Original Filing”), solely for the purpose of amending Items 10 through 14 in Part III and Item 15 in Part IV. The information in Part III was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in the Form 10-K by reference to a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end.

As previously announced, on May 12, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Energy XXI (Bermuda) Limited (“EXXI”) and two of its subsidiaries, pursuant to which an EXXI subsidiary will merge into the Company (the “Merger”), with the Company as the surviving company. Upon the completion of the Merger, the Company will become an indirect wholly owned subsidiary of EXXI. On April 1, 2014, EXXI filed a joint proxy statement/prospectus in connection with a special meeting of our stockholders to seek adoption of the Merger Agreement. In light of the special meeting, we have cancelled our 2014 Annual Meeting of Stockholders, and such meeting may not be held if the Merger is consummated.

Accordingly, we are filing this Amendment to include the Part III information in our Form 10-K because we no longer expect to file a definitive proxy statement containing this information before the date that is 120 days after our fiscal year end. Part IV is being amended to add as exhibits the Merger Agreement and certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934. This Amendment hereby amends Part III, Items 10 through 14, and Part IV, Item 15 of the Original Filing. Additionally, the reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders in Part III of the Original Filing is hereby deleted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The names of our directors and executive officers, their ages as of April 15, 2014 and certain other information about them are set forth below:

Name	Age	Position Held
Gary C. Hanna	56	Chairman of the Board of Directors, President and Chief Executive Officer
Tiffany J. Thom	41	Executive Vice President, Chief Financial Officer
David P. Cedro	46	Senior Vice President, Chief Accounting Officer and Corporate Secretary
Chad E. Williams	46	Senior Vice President, Production
Andre J. Broussard	53	Senior Vice President, Geosciences
W. Mac Jensen	56	Senior Vice President, Business Development
Charles O. Buckner	69	Director
Scott A. Griffiths	59	Director
Steven J. Pully	54	Director
William F. Wallace	74	Director

Gary C. Hanna, age 56, joined the Company in September 2009 as Chief Executive Officer and was named President and Chief Executive Officer in 2011. He was elected Chairman of the Board in May 2013 and was previously elected as a director in June 2010. He has nearly 30 years of executive experience in the energy sector. From 2008 to 2009, Mr. Hanna served as President and Chief Executive Officer for Admiral Energy Services, a start-up company focused on the development of offshore energy services. From 1999 to 2007, Mr. Hanna served in various capacities at Tetra Technologies, Inc., an international oil and gas services production company, including serving as Senior Vice President from 2002 to 2007. Prior to 2002, Mr. Hanna served as President and Chief Executive Officer for Tetra’s affiliate, Maritech Resources, Inc., and as President of Tetra Applied Technologies, Inc., another Tetra affiliate. From 1996 to 1998, Mr. Hanna served as the President and Chief Executive Officer for Gulfport Energy Corporation, a public oil and gas exploration company. From 1995 to 1998, he also served as the Chief Operations Officer for DLB Oil & Gas, Inc., a mid-continent exploration public company. From 1982 to 1995, Mr. Hanna served as President and Chief Executive Officer of Hanna Oil Properties, Inc., a company engaged in the development of mid-continent oil and gas prospects. On April 6, 2009, Mr. Hanna and an ad hoc committee of the Company’s senior unsecured noteholders (the “Ad Hoc Committee”) entered into a consulting agreement whereby Mr. Hanna was retained to provide certain advisory services to the Ad Hoc Committee. On June 7, 2009, Mr. Hanna and the Ad Hoc Committee’s successor-in-interest, the Official Committee of Unsecured Noteholders (the “Noteholders Committee”), as the United States Bankruptcy Court’s appointed representative of the Company’s unsecured noteholders, entered into an amendment to Mr. Hanna’s consulting agreement (the “Amendment”) in which Mr. Hanna and the Noteholders Committee agreed to use a non-binding term sheet attached to the Amendment as the basis for the preparation of an employment agreement (the “Employment Agreement”) pursuant to which the Company would hire Mr. Hanna as Chief Executive Officer of the Company upon the Company’s exit from its Chapter 11 reorganization. According to the terms of the Amendment, the Company’s hiring of Mr. Hanna as Chief Executive Officer of the Company was subject to the United States Bankruptcy Court’s approval of the Company’s plan of reorganization and the execution of a definitive Employment Agreement between the Company and Mr. Hanna. Mr. Hanna and the Company executed the Employment Agreement on October 1, 2009.

Tiffany J. Thom, age 41, joined the Company as a senior asset management engineer in October 2000, and has since held various positions with the Company: Director of Corporate Reserves (September 2001 to March 2006), Director of Investor Relations (April 2006 to June 2008) and Vice President, Treasurer and Director of Investor Relations (July 2008 to June 2009). In July 2009, she was designated as the Company’s principal financial officer, and, in September 2009, she was appointed to be a Senior Vice President. Ms. Thom was appointed Chief Financial Officer in June 2010 and was appointed to be Executive Vice President in January 2014. Prior to joining the Company, Ms. Thom was a senior reservoir engineer with Exxon Production Company and ExxonMobil Company and held operational roles, including reservoir engineering and subsurface completion engineering, for numerous offshore Gulf of Mexico properties. Ms. Thom holds a B.S. in Engineering from the University of Illinois and an M.B.A. in Management with a concentration in Finance from Tulane University.

David P. Cedro, age 46, joined the Company in October 2008 as its Vice President, Controller and principal accounting officer. In September 2009, Mr. Cedro was appointed to be a Senior Vice President of the Company. In June 2010, Mr. Cedro was appointed Chief Accounting Officer. Mr. Cedro served as the Company’s Treasurer from 2011 until 2013. In 2012, he was appointed to the additional position of Corporate Secretary. Immediately prior to joining the Company, he was Corporate Controller for Bayou Steel, LLC, a steel manufacturing company acquired by ArcelorMittal, SA in 2008. From March 2003 to March 2008, Mr. Cedro held various positions with The Shaw Group Inc., a Fortune 500 public company and global provider of engineering and construction, procurement and construction management services to a broad range of industrial clients: Vice President — Financial Reporting (October 2004 to March 2007, August 2007 to March 2008); Vice President and Chief Financial Officer — Power Group (March 2007 to August 2007); and Vice President and Controller — Engineering, Construction and Maintenance Segment (March 2003 to October 2004). Prior to joining The Shaw Group Inc., Mr. Cedro was a Senior Manager with Ernst & Young LLP after serving in Big 4 audit practices from 1992 to 2003. He is a Certified Public Accountant in the State of Louisiana and holds a B.S. and M.S. in Accounting from the University of New Orleans.

Chad E. Williams, age 46, joined the Company in November 2000 as our Production Superintendent. He was promoted to Production Manager in April 2002 and Vice President, Production in July 2008. He is currently serving as Senior Vice President, Production and is responsible for overseeing all aspects of the Company’s field production, construction, and plugging, abandonment and decommissioning activities. Prior to joining the Company, he worked with Chevron USA in positions of increasing responsibilities ranging from offshore drilling and workover supervisory roles to production and reservoir engineering leadership roles within offshore asset management teams. Mr. Williams holds a B.S. in Petroleum Engineering from Marietta College, Ohio.

Andre J. Broussard, age 53, joined the Company in February 2011 as Senior Vice President, Geosciences. Most recently he was with Probe Resources serving as Vice President, Exploration from March 2008 to February 2011. From April 2006 to October 2007, he served as Hydro GOM’s Exploration and Development Manager, GOM Shelf and from October 2007 to February 2008 he served as Shelf, Technology, and Eastern Gas Manager with StatoilHydro. Mr. Broussard was with Spinnaker Exploration Company from 1997 until April 2006 as an explorationist focused on that company’s portfolio in the GOM shelf. He began his career in 1984 at CNG Producing Company working on a variety of GOM shelf exploration and development projects. Mr. Broussard worked at CNG Producing until he joined Spinnaker Exploration in 1997. Mr. Broussard earned a Bachelor’s degree in Geology from the University of Southwestern Louisiana.

W. Mac Jensen, age 56, joined the Company in May 2011 as Senior Vice President, Business Development. From December 2008 through April 2011, he was President of Jensen Energy Advisors LLC, providing acquisition and capital formation advisory services to oil and gas companies, including the Company since June 2010. From January 2007 to November 2008, Mr. Jensen served as a Managing Director for FBR Capital Markets Corporation in its energy investment banking group. From 2002 until 2006, he was with Capital C Energy, LLC as a principal and for a portion of that time served as the Senior Vice President of Belden & Blake Corporation, which had been acquired by Capital C Energy Holdings, LLC. Prior to that, Mr. Jensen spent a significant part of his career executing public offerings and mergers and acquisitions. From 1981 to 2002, he served at various investment banking and consulting firms, including more recently as an Executive Director at CIBC World Markets and a Managing Director at the predecessor to RBC Capital Markets. Mr. Jensen holds a Master of Business Administration degree from the University of Kansas and a Bachelor of Science degree in Accounting from the University of Tulsa.

Charles O. Buckner, age 69, has been a director since September 2009. Mr. Buckner, a private investor, retired from the public accounting firm of Ernst & Young LLP in 2002 after 35 years of service in a variety of client service and administrative roles, including chairmanship of Ernst & Young’s United States energy practice. Mr. Buckner is a director of Patterson-UTI Energy, Inc. Mr. Buckner also served on the board of directors of Global Industries, Ltd. from May 2010 to November 2011; Gateway Energy Corporation from June 2008 to September 2010; Whittier Energy Inc. from June 2003 to December 2007; and Horizon Offshore Inc. from December 2003 to December 2007. Mr. Buckner is a Certified Public Accountant in the State of Texas and holds a B.B.A. in Accounting from The University of Texas and an M.B.A. from the University of Houston.

Scott A. Griffiths, age 59, has been a director since September 2009. Mr. Griffiths has almost 30 years of experience in the energy sector. Mr. Griffiths served as Senior Vice President and Chief Operating Officer of Hydro Gulf of Mexico, L.L.C. from December 2005 to December 2006. Subsequent to leaving Hydro Gulf of Mexico, Mr. Griffiths has been involved in certain energy investments for his own account. From 2003 through December 2005, Mr. Griffiths served as Executive Vice President and Chief Operating Officer of Spinnaker Exploration Company. From 2002 to 2003, Mr. Griffiths served as Senior Vice President, Worldwide Exploration for Ocean Energy, Inc. Mr. Griffiths joined Ocean following the 1999 merger of Ocean and Seagull Energy Corporation, where he began working in 1997. At Seagull, Mr. Griffiths served as Vice President, Domestic Exploration. From 1984 to 1997, Mr. Griffiths was with Global Natural Resources, Inc. where he served in various capacities, including Vice President for Domestic Exploration, before Global merged with Seagull in 1997. Mr. Griffiths was also an Exploration Geologist with Shell Oil Company from 1981 to 1984. Mr. Griffiths is a director of Enlink Midstream GP, LLC. Mr. Griffiths served as a director of Copano Energy, LLC from 2002 until 2013 when Copano Energy, LLC was sold to Kinder Morgan. He holds a B.S. in Geology from the University of New Mexico, an M.A. in Geology from Indiana University and completed the Advanced Management Program at Harvard Business School.

Steven J. Pully, age 54, has been a director since April 2008. Mr. Pully has served since July 2008 as the General Counsel of Carlson Capital, L.P., an asset management firm. Mr. Pully also worked for almost twelve years as an energy investment banker at various major investment banks and worked for four years at a Houston-based law firm. In addition to his service as a director of the Company, Mr. Pully has served on several public-company boards of directors during the past five years: Cano Petroleum, Inc., from June 2009 to August 2010; Ember Resources Inc., from September 2008 to June 2011; Peerless Systems Corporation from February 2008 to June 2008; and New Century Equity Holdings Corp., from June 2004 to February 2009. Mr. Pully is licensed as an attorney and Certified Public Accountant in the State of Texas and is also a Chartered Financial Analyst. He holds a B.S. with honors in Accounting from Georgetown University and a J.D. degree from The University of Texas.

William F. Wallace, age 74, has been a director since May 2011. Since 2008, Mr. Wallace has been a director of Western Zagros Resources Ltd., where he serves on the Health, Safety, Environment and Security Committee, as well as on the Governance Committee. Since 2007, Mr. Wallace has been a director, as well as advisor to the Chairman and Chief Executive Officer, of Taylor Energy Company LLC. From 2004 through 2006, Mr. Wallace served as a director of Markwest Hydrocarbon, Inc. and the Kerr-McGee Corporation; he was a member of both the Audit Committee and the Compensation Committee of each board. From 1999 until its merger with the Kerr-McGee Corporation in 2004, Mr. Wallace served on the board of Westport Resources Corp., where he chaired both the Governance and Compensation Committees and was a member of the Audit Committee. Mr. Wallace has 48 years of experience in the oil and gas industry and has served on numerous boards of directors in addition to those mentioned above, including as a member of the board of directors of each of Khanty Mansiysk Oil Corporation, Input/Output, Inc., Vessels Energy Inc., Forcenergy Inc. and Barrett Resources Corporation/Plains Petroleum Company. Mr. Wallace has also worked as a consultant to The Beacon Group, an energy venture capital fund, where he advised on identifying energy investment opportunities. Prior to 1994, Mr. Wallace spent 23 years with Texaco Inc., an integrated oil and gas company, including six years as Vice President of Exploration for Texaco USA and as Regional Vice President of Texaco’s Eastern Region prior to his retirement. Mr. Wallace holds a B.A. in Geology from Middlebury College and an M.S. in Geology from Stanford University and completed the Advanced Management Program at the University of Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock, par value $0.001 per share (the “Common Stock”) to file initial reports of ownership and changes in ownership of common stock with the SEC. Reporting persons are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of reports we received and written representations from our directors and officers, we believe that all filings required to be made under Section 16(a) for the year ended December 31, 2013 were timely made, except for the following: (i) Messrs. Broussard, Cedro, Jensen and Williams and Ms. Thom each reported one late filing reflecting a grant of restricted shares and a grant of stock options; and (ii) Mr. Hanna reported one late filing reflecting a grant of stock options.

CORPORATE GOVERNANCE

The Board of Directors

On May 4, 2013, the leadership structure of the board of directors (the “Board”) was changed to combine the Chief Executive Officer (the “CEO”) and Chairman of the Board (the “Chairman”) positions. The Board also designated an independent director to serve as the lead independent director (the “Lead Director”) on the Board. The Board believes that, at this stage in the Company’s development, this leadership structure is the most effective for the Company. Combining the Chairman and CEO roles promotes decisive leadership, fosters clear accountability and enhances the Company’s ability to communicate its message and strategy clearly and consistently to our stockholders, employees and business partners. The Board believes this new leadership structure contains an effective balance between strong company leadership and appropriate safeguards and oversight by the Lead Director and the other independent directors.

The Board is responsible for the oversight of the Company and its business, including risk management. Together with the Board’s standing committees, the Board is responsible for ensuring that material risks are identified and managed appropriately. The Board and its committees regularly review material strategic, operational, financial, compensation and compliance risks with our senior management. The Environmental, Health and Safety Committee (“EH&S Committee”) has oversight responsibility for health, environmental and safety risks, as well as other operational risks. The EH&S Committee also monitors the application, effectiveness and performance of the Company’s Environmental, Health & Safety Policies (“EH&S Policies”), as well as health, environmental and safety issues that could affect the Company’s business. The Audit Committee has oversight responsibility for financial risk (such as accounting and finance), and also oversees compliance with and enforcement of the Company’s Corporate Code of Business Conduct and Ethics (the “Code of Ethics”). The Compensation Committee oversees compliance with our compensation plans, and the Nominating & Governance Committee oversees compliance with our corporate governance practices. Each of the committees reports to the Board regarding the areas of risk it oversees.

The directors hold regular meetings, attend special meetings as required and spend such time on the affairs of the Company as their duties require. The Company’s Corporate Governance Guidelines provide that directors are expected to attend regular Board meetings and are encouraged to attend the Annual Meeting of Stockholders in person and to spend the time needed, and meet as frequently as necessary, to properly discharge their responsibilities. During calendar year 2013, the Board held a total of 9 meetings. All directors of the Company attended at least seventy-five percent (75%) of the meetings of the Board and of the committees on which they served during 2013. As Chairman , Mr. Hanna presides at regularly scheduled executive sessions at which the Board meets without management participation. As the Lead Director, Mr. Pully presides at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors.

The EH&S Committee

The Board has a standing EH&S Committee, the current members of which are Messrs. Griffiths (chairman), Hanna and Wallace. In addition, Chad Williams, the Company’s Senior Vice President, Production serves as an ex-officio, non-voting member of the EH&S Committee. The EH&S Committee is responsible for, among other things, reviewing the Company’s EH&S Policies and the Company’s compliance with such policies by way of management reports and identifying and monitoring emerging health, safety and environmental trends and legislative and regulatory issues that could affect the Company’s business. Additionally, the EH&S Committee is responsible for appointing an independent advisor to prepare a report on the Company’s EH&S Policies, as well as overseeing such advisor’s work. Formed in May 2013, the EH&S Committee held three quarterly meetings during 2013.

The Audit Committee

The Board has a standing Audit Committee established in accordance with Section (3)(a)(58)(A) of the Exchange Act, the current members of which are Messrs. Buckner (chairman), Pully and Wallace. The Board, in its business judgment, has determined that each Audit Committee member is “independent,” as defined by the Company’s categorical standards on independence as well as the listing standards of the NYSE and the rules of the SEC applicable to audit committee members. Further, the Board, in its business judgment, has determined that Mr. Buckner and Mr. Pully each qualifies as an “audit committee financial expert” as described in Item 407(d)(5) of Regulation S-K. During 2013, the Audit Committee held four meetings.

Nominating & Governance Committee

The Board has a standing Nominating & Governance Committee, the current members of which are Messrs. Wallace (chairman), Griffiths and Buckner. When seeking candidates for director, the Nominating & Governance Committee has a policy whereby it may solicit suggestions from incumbent directors, management, stockholders or others. The Nominating & Governance Committee treats recommendations for directors that are received from the Company’s stockholders equally with recommendations received from any other source as long as the recommendations comply with the procedures for stockholder recommendations outlined in the Company’s bylaws. In addition, the Nominating & Governance Committee has authority under its charter to retain a search firm to identify potential candidates. After conducting an initial evaluation of a potential candidate, the Nominating & Governance Committee will interview that candidate if it believes such candidate might be suitable to be a director. The Nominating & Governance Committee may also ask the candidate to meet with management. If the Nominating & Governance Committee believes a candidate would be a valuable addition to the Board, it will recommend to the full Board that candidate’s election.

The Nominating & Governance Committee selects each nominee based on the nominee’s skills, achievements and experience. The Nominating & Governance Committee considers a variety of factors in selecting candidates, including, but not limited to, the following: independence, wisdom, integrity, an understanding and general acceptance of the Company’s corporate philosophy, valid business or professional knowledge and experience, a proven record of accomplishment with excellent organizations, an inquiring mind, a willingness to speak one’s mind, an ability to challenge and stimulate management and a willingness to commit time and energy. As required by its charter, the Nominating & Governance Committee considers the diversity of, and the optimal enhancement of the current mix of talent and experience on the Board. In this regard, the factors to be considered include the nominees’ range of skills, industry knowledge, expertise and diversity of geographic location, experience, age, gender, race and ethnicity. During 2013, the Nominating & Governance Committee held five meetings.

The Compensation Committee

The Board has a standing Compensation Committee, the current members of which are Messrs. Pully (chairman), Buckner and Griffiths. The Compensation Committee has a charter under which its responsibilities and authorities include reviewing the Company’s compensation strategy, reviewing the performance of and approving the compensation for the senior management (other than the CEO), evaluating the CEO’s performance and, either as a committee or together with the other independent directors, determining and approving the CEO’s compensation level. In addition, the Compensation Committee approves and administers employee benefit plans and takes such other action as may be appropriate or as directed by the Board to ensure that the compensation policies of the Company are reasonable and fair. The Compensation Committee has the authority to delegate to its chairman, any of its members or any subcommittee it may form, the responsibility and authority for any particular matter, as it deems appropriate from time to time under the circumstances. Furthermore, the Compensation Committee’s decisions regarding the compensation of senior management (other than the CEO) are made in consultation with the CEO. The Board has determined that each member of the Compensation Committee is “independent” as defined by NYSE listing standards. During 2013, the Compensation Committee held five meetings.

Code of Ethics

The Company has adopted the Code of Ethics, which applies to all directors and employees, including the principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on the Company’s website at www.eplweb.com. A copy of the Code of Ethics is also available, at no cost, by writing to the Company’s Corporate Secretary at 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana 70170. The Company will post on its website any waiver of the Code of Ethics granted to any of its directors or executive officers promptly following the date of the amendment or waiver. No such waiver has ever been sought or granted.

Website Access to Corporate Governance Documents

Copies of the charters for the Audit Committee, the Nominating & Governance Committee, the Compensation Committee and the EH&S Committee are available free of charge on the Company’s website at www.eplweb.com. Also available free of charge on our website are the Company’s Corporate Governance Guidelines and the Code of Ethics, which applies, among others, to the Company’s principal executive officer, principal financial officer and principal accounting officer. Copies of each of these documents may be obtained, free of charge, by writing to the Corporate Secretary, EPL Oil & Gas, Inc., 201 St. Charles Avenue, Suite 3400, New Orleans, Louisiana 70170. The Company will also post on its website any amendment to the Code of Ethics and any waiver of the Code of Ethics granted to any of its directors or executive officers to the extent required by applicable rules.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

General

The following table sets forth a summary of the compensation the Company paid to its non-employee directors during the year ended December 31, 2013.

Director Compensation for the Year Ended December 31, 2013

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Charles O. Buckner (2)	42,500	144,088	—	—	—	—	186,588
Scott A. Griffiths	75,000	100,000	—	—	—	—	175,000
Marc McCarthy (3)	—	89,767	—	—	—	—	89,767
Steven J. Pully (2)	89,884	100,000	—	—	—	—	189,884
William F. Wallace	75,000	100,000	—	—	—	—	175,000

(1)	Amounts in this column reflect the aggregate grant date fair value of the awards computed in accordance with Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. The grant date fair value has been calculated using the assumptions disclosed in Note 12 in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013. These amounts reflect grant date fair values and do not correspond to the actual value that might be realized by the directors. These amounts include a stock award of 3,061 shares per director with a grant date fair value of $32.67 per share, of which 1,531 remained unvested as of December 31, 2013. These amounts also include 1,856 shares with a weighted average grant date fair value of $21.43 per share for Mr. McCarthy representing fees that he elected to receive in stock and 1,435 shares with a weighted average grant date fair value of $30.72 per share for Mr. Buckner representing 50% of his fees that he elected to receive in stock. See “Director Compensation Program” below for a description of the material features of these awards.
(2)	Messrs. Buckner and Pully have each elected to defer receipt of his stock award pursuant to the Second Amended and Restated Stock and Deferral Plan for Non-Employee Directors. See “—Deferred Plan and Deferred Share Agreement” for a description of these provisions.
(3)	On June 18, 2013, Mr. McCarthy resigned from the Board. Mr. McCarthy’s stock awards were paid to Wexford Capital LP (“Wexford Capital”).

Director Compensation Program

In May 2011, the Compensation Committee of the Board of Directors adopted an amended compensation program (the “Director Compensation Program”) for each non-employee director of the Company. Under the amended program, directors became eligible to receive a fixed amount per year, with no separate payment of Board or committee meeting fees.

For 2014, the Director Compensation Program includes annual compensation in the amount of $95,000 with no separate payments of meeting fees. For 2013, the Director Compensation Program included annual compensation in the amount of $70,000 with no separate payments of meeting fees. The Lead Director and the chairman of the Audit Committee are each entitled to receive an additional $15,000 each year. The chairman of the Compensation Committee is entitled to receive an additional $10,000 each year. The chairman of the Nominating & Governance Committee is entitled to receive an additional $5,000 per year. The chairman of the EH&S Committee is entitled to receive an additional $5,000 each year. Each such annual fee is payable in quarterly installments in cash, shares of Common Stock, or a combination thereof, at the election of each director.

Prior to February 2014, the Director Compensation Program provided for the annual grant of a stock award to each non-employee director with a market value of $100,000 (as measured on the date of the grant and prorated from the date of the grant, if applicable). Pursuant to the terms of the Director Compensation Program, one-half of each stock award vests immediately on the date of the grant, and the remaining one-half vests immediately prior to the next annual meeting of stockholders held after the grant date. In February 2014, the amount of the annual stock award increased from a market value of $100,000 to a market value of $125,000 (as measured on the date of the grant and prorated from the date of the grant, if applicable), effective on the date of the 2014 Annual Meeting of Stockholders. Because the Company has suspended its plans for the 2014 Annual Meeting of Stockholders pending the closing of the Merger, the Company plans to make the annual grant of stock awards for non-employee directors on May 1, 2014, the date on which the 2014 Annual

Meeting of Stockholders was scheduled to occur. The agreements underlying the grants of stock awards to the Directors provide that upon a change of control, all equity awards granted to Directors will become fully vested, all stock options and share appreciation rights will become fully exercisable, and all restrictions on restricted shares and restricted share units will lapse.

Deferral Plan and Deferred Share Agreement

On November 6, 2009, the Compensation Committee adopted the Second Amended and Restated Stock and Deferral Plan for Non-Employee Directors (the “Deferral Plan”), which Deferral Plan is administered by the Compensation Committee and is available to all eligible Board members. Under the Deferral Plan, each eligible director may defer all or a portion of such director’s compensation and fees to either a future date or the date the individual ceases to be a director for any reason, at the election of such director and in accordance with the form of Director Deferred Share Agreement adopted by the Compensation Committee in connection with the adoption of the Deferral Plan (the “Deferred Agreement”). Such compensation and fees may be deferred in the form of cash or in the form of shares of Common Stock, at the election of the director. Each director must make any deferral election according to the deferral election options presented to the directors by the Compensation Committee on an annual basis. In the event that a director has elected to receive settlement of his or her account in the form of Common Stock, all shares shall be granted pursuant to the Company’s 2009 Long Term Incentive Plan (the “2009 LTIP”).

The Deferral Plan is an unfunded plan, and each director’s compensation and fees that are deferred in cash are credited to a bookkeeping account in that director’s name. Pursuant to the Deferral Plan, any portion of a director’s account to be settled in cash is credited during the deferral period with interest equivalents at the end of each calendar quarter at an interest rate determined by the Compensation Committee in its sole discretion. Any portion of the director’s account to be settled in Common Stock is satisfied when the director ceases to be a director by the issuance of the number of shares of Common Stock that were deferred (subject to any adjustments for stock splits, stock dividends, recapitalizations or similar events). If any cash dividends would have been paid on such shares during the deferral period, then the amount of such dividends is credited to the director’s account.

The Deferred Agreement will be governed pursuant to the terms and conditions of the 2009 LTIP and the Deferral Plan, as applicable, including, but not limited to, the 2009 LTIP provisions regarding the Company’s repurchase rights and share adjustment provisions. The Deferred Agreement states the number of shares of Common Stock to be deferred, the treatment of dividend equivalents on such shares of Common Stock during the deferral period, the length of the deferral period and the vesting schedule for the shares of Common Stock, where applicable. The Deferred Agreement limits the transfer of any deferred shares of Common Stock (other than by will or the laws of descent and distribution) to transactions between the director and the Company, or the director and an institutional investor of the Company that has designated the director to serve as a member of the Board.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General Compensation Philosophy. The Company’s compensation philosophy is to reward performance with competitive compensation in order to attract and retain highly qualified executives and to motivate them to maximize stockholder return. The Company’s executive compensation program is designed to provide overall competitive fixed and incentive-based pay levels that vary based on the achievement of company-wide performance objectives and individual performance. The Compensation Committee spent a significant amount of time in 2011 evaluating and modifying the overall design of the Company’s executive compensation program, with a view toward ensuring that executive performance was rewarded in a way that was aligned with the interests of the Company’s stockholders. Among other things, the Compensation Committee conducted a thorough review of the equity component of executive compensation because the Committee believed that equity compensation is best suited to aligning the executives’ interests with the stockholders’ interests. As part of its actions, the Compensation Committee adjusted the annual incentive plan for 2012 so that the company-wide performance objectives played a larger role than individual performance in the calculation of cash bonuses and also increased the transparency of the criteria for long-term incentive compensation. The Compensation Committee maintained the same philosophy for 2013 and 2014.

Market Compensation Data. The Compensation Committee compares each element of total compensation against a peer group of publicly-traded energy companies. The peer group, which is periodically reviewed and updated by the Compensation Committee, consists of companies that the Compensation Committee believes are reference points, in part because the Company competes for employees and stockholder investment with these peers. However, the Compensation Committee recognizes that some of the companies in the peer group may be larger than the Company or have compensation philosophies tailored to those companies’ specific circumstances. Furthermore, given the nature of the oil and gas industry, most members of any peer group selected by the Compensation Committee will have different asset profiles than the Company, both in terms of the location of primary basins, onshore versus offshore, deepwater versus shallow Gulf of Mexico and oil versus natural gas. Therefore, the peer group comparison is used by the Compensation Committee as a general guide to evaluate the competitiveness of the Company’s compensation policies, rather than as a benchmark according to which the Company establishes its varying levels of compensation.

The Company’s current peer group consists of the following companies:

•	Contango Oil & Gas Company

•	Energy XXI (Bermuda) Limited

•	Gulfport Energy Corporation

•	PetroQuest Energy, Inc.

•	Stone Energy Corporation

•	Swift Energy Company

•	W&T Offshore, Inc.

Compensation Consultant. For 2012, the Compensation Committee retained Longnecker & Associates (“Longnecker”) to review the Company’s compensation practices as compared to our peer group and within the broader oil and gas marketplace. In 2013, the Compensation Committee purchased from Longnecker its proprietary 2013 Energy Industry Long-Term Incentive Survey for $2,500 but did not utilize Longnecker’s compensation consulting services in 2013.

In connection with the Company’s consideration of a potential business combination with EXXI and other potential counterparties, the Company engaged Longnecker in early 2014 to provide the Company’s senior management with a survey of industry practices relating to change of control severance and compensation arrangements. The Company’s senior management team referred to these materials in its discussions with the Compensation Committee regarding appropriate change of control severance and compensation arrangements in connection with a proposed change of control transaction. The Company paid Longnecker a fee of $8,500 for these services.

Executive Review Process. The Compensation Committee conducts an annual review of the base salary, bonus and equity awards made to each executive officer. In each case, the Compensation Committee takes into account the executive’s scope of responsibilities and experience and balances these against competitive compensation levels, including retention requirements and succession planning with respect to each executive. The Company’s chief executive officer (“CEO”) makes recommendations to the Compensation Committee regarding compensation for each executive officer other than the CEO based on an evaluation of each executive’s contribution and performance, strengths, weaknesses, development plans, succession potential, as well as the extent to which the executive achieved his or her personal goals and helped the Company achieve the corporate goals described below. Personal goals are established for each executive, with an emphasis on the aspects of that executive’s performance that will most likely drive the Company to achieve the Company’s corporate goals.

Components of Executive Compensation. The primary elements of annual compensation for executive officers are base salary, bonuses and equity awards. Each component is evaluated in the context of individual and Company performance, as well as competitive conditions. In determining competitive compensation levels, the Company analyzes data from the peer group, as well as other information regarding the general oil and gas exploration and production industry. Executive officers also receive other forms of compensation, including various benefit plans made available to all of the Company’s employees. Given the nature of these benefit plans, benefits under these plans are not independently evaluated for each individual in connection with the annual determination of executive compensation. With the exception of Mr. Hanna, none of the Company’s executive officers has an employment agreement.

Base Salary. The Compensation Committee determines base salaries for executive officers by evaluating the responsibilities of the position, the experience of the individual, the performance of the individual, and the competitive market for similar management talent. The Compensation Committee’s salary review process includes a comparison of base salaries for comparable positions at companies of similar type, size and financial performance, as well as an evaluation of individual performance.

Bonuses. All executives are eligible to receive a cash bonus tied directly to the Company’s achievement of financial, operational, and strategic objectives and the executive’s individual performance metrics. Bonuses and individual target bonus potentials are determined by the Compensation Committee on an annual basis. The performance of each executive is discussed with such executive during semi-annual performance reviews.

For 2013, the Company performance metrics accounted for two-thirds of the cash bonus, and individual performance metrics accounted for the remaining one-third, which is consistent with the relative weights assigned to these metrics in 2012. Although individual performance is important for achieving the Company’s goals, the Compensation Committee believes that ultimately the real driver to improving stockholder value is the Company’s performance. Additionally, for 2013, the Compensation Committee modified the annual incentive plan in order to take into account the increased size of the Company’s asset base as a result of organic growth, the October 2012 acquisition of Hilcorp Energy GOM, LLC (“Hilcorp”) and other smaller acquisitions.

The Company performance metrics for 2013 are described below. Each of these metrics was set with minimum, target and stretch amounts that scale an executive’s bonus from 50% to 150% of the target weighting for that metric, except that the range of minimum to stretch amount for the Total Shareholder Return metric was 90% to 150%. For performance of a metric between the minimum and stretch levels, the amount of weighting for that particular metric was determined by linear interpolation. The 2013 performance metrics were:

(i) Safety, measured by (A) total recordable incidents per 200,000 man hours, with a midpoint goal of 1.0 (5.0% target weighting), (B) the ratio of Incidents of Non-Compliance issued by the Bureau of Safety and Environmental Enforcement (the “BSEE”) (or its predecessors), with a midpoint goal of 0.05 (5.0% target weighting) and (C) elimination of preventable significant events, with a goal of zero (5.0% target weighting). During 2013, the Company achieved total recordable incidents of 0.91 per 200,000 man hours, a 0.042 ratio of Incidents of Non-Compliance, and zero preventable significant events, resulting in the maximum weighting of 22.0%;

(ii) Growth in average oil production, excluding the impact of acquisitions, divestitures and storm-related downtime, with a midpoint goal of 17,500 barrels per day (20% target weighting). During 2013, the Company achieved growth in average oil production to 17,363 barrels per day, resulting in 93.2% of the 20% total target weighting, or 18.6%;

(iii) Target aggregate lease operating expenses, normal LOE items only (excluding the impact of acquisitions, divestitures and storm-related LOE), with a midpoint goal of $160.0 million (7.5% target weighting). During 2013, the Company achieved aggregate LOE of $157.7 million, which resulted in 111.5% of the target weighting, or 8.4%;

(iv) Target aggregate cash general and administrative expenses, excluding the impact of acquisitions and divestitures, as well as cash bonuses, with a midpoint goal of $18.0 million (7.5% target weighting). During 2013, the Company achieved aggregate cash general and administrative expenses of $17.3 million, which resulted in 133.5% of the target weighting, or 10.0%;

(v) Growth in discretionary cash flow, measured by the Company’s EBITDAX, equal to earnings before interest, taxes, depreciation, amortization and exploration expenses, with a midpoint goal of $475.0 million (5.0% target weighting). During 2013, the Company achieved EBITDAX of $481.0 million, resulting in 106.1% of the target weighting, or 5.3%;

(vi) Reductions in capital expenditure overages, measured as a percentage of the applicable authorization for expenditure (“AFE”) (5.0% target weighting). During 2013, the Company’s spending experience was within 15.0% of its AFEs, which did not achieve the minimum amount, resulting in no bonus for this metric;

(vii) Total Shareholder Return, measured by total shareholder return for the year compared to that year’s peer group’s average total shareholder return for the year (“TSR Percentage”). However, because of the strong performance of the Company’s Common Stock in 2012 relative to the Company’s peer group, the Compensation Committee modified this metric so that target would also be achieved if the year-end 2013 price per share for the Common Stock is at least equal to $21.76, which was the weighted average price per share for the month of December 2012 (8.0% target weighting). During 2013, the Company achieved TSR Percentage of 104.0%, resulting in 104% of the target weighting, or 8.3%.

(viii) Project finding and development costs, measured by total net capital expenditures on all projects divided by total net reserves converted by those projects from proved not producing to proved developed producing, plus reserves converted from proved undeveloped reserves to proved developed reserves and proved not producing reserves, with a midpoint goal of $30.00 per Boe (7.0% target weighting). During 2013, the Company achieved finding and development cost of $25.91 per Boe, resulting in 140.9% of the target weighting, or 9.9%;

(ix) Organic reserve growth, which includes all new proved and probable reserve additions from the Company’s existing asset base, with a midpoint goal of 6.5 MMBoe (10.0% target weighting). During 2013, the Company achieved organic reserve growth of 10.3 MMBoe, which was better than the stretch 150% goal of 8.0 MMBoe, resulting in the maximum weighting of 15%; and

(x) Acquisition and Divestitures. Because of the total size of the Company’s 2012 acquisitions, the Compensation Committee removed the 2012 metric that addressed reserve additions solely by acquisitions and included a metric that measures both acquisitions and divestitures, as well as metrics that look back at the performance of the Company’s recent acquisitions (15.0% total target weighting):

(1) 2013 Acquisitions and/or Divestitures, which includes the total amount of cash proceeds paid by the Company (in a purchase) or received by the Company (in a sale), in each case together with any undiscounted plugging and abandonment liability transferred, with a midpoint goal of $50 million (5.0% target weighting). During 2013, the Company’s acquisition and divestiture activities achieved 136.4% of the target weighting for this metric, or 6.8%;

(2) Prior Acquisition Lookback (Proved IRR), which is measured by the average internal rate of return (“IRR”), based on net cash flow from properties acquired in pre-2013 acquisitions (“Pre-2013 Acquired Properties”), plus proved reserve cash flows from those Pre-2013 Acquired Properties. Cash flow is measured by EBITDAX, but—in order to measure the performance of the properties on a commodity price-neutral basis—the cash flows are adjusted for each acquisition to use the same pricing assumptions that were used in management’s final presentation of the acquisition in which approval of the Board was sought. The midpoint goal for 2013 was a 13.3% IRR (5.0% target weighting). During 2013, the Company achieved a 21.4% IRR, which was better than the stretch 150% goal of 16.3% IRR, resulting in the maximum weighting of 7.5%;

(3) Prior Acquisition Lookback (Liquids Production), which is measured by liquids production from the Pre-2013 Acquired Properties. The midpoint goal for this metric in 2013 was 12,400 barrels, which was based on the Company’s budget for the year (2.5% target weighting). During 2013, the Company’s Pre-2013 Acquired Properties produced 13,082 barrels, resulting in 148.7% of the target, or 3.7%; and

(4) Prior Acquisition Lookback (Hilcorp Probable Reserves), which is based on the year-end 2012 probable reserves attributable to the Hilcorp properties acquired in October 2012, relative to the year-end 2012 proved reserves for these properties. Both the probable and proved reserves are determined by the Company’s third-party reserve engineers. The midpoint goal for this metric in 2013 is that the probable reserves were at least 10% of the proved reserves (2.5% target weighting). During 2013, the probable reserves were 14.1% of the proved reserves, resulting in 140.8% of the target, or 3.5%.

During 2013, the Company had thirteen of the fifteen performance metrics exceed the target goal. Three of the fifteen performance metrics exceeded the stretch goal, although the weighting was capped for those three metrics. As a result of these calculations, the Company’s management and employees achieved 119.1% of the Company goals for 2013.

The Company performance metrics for 2014 are described below. Each of these metrics was set with minimum, target and stretch amounts that scale an executive’s bonus from 50% to 150% of the target weighting for that metric, except for the Total Shareholder Return metric. For 2014, each metric uses these target and stretch amounts, except that the range of minimum to stretch amount for the Total Shareholder Return metric was set at 90% to 150%. For performance of a metric between the minimum and stretch levels, the amount of weighting for that particular metric will be determined by linear interpolation. For a discussion of the impact on the annual incentive plan of the proposed Merger with EXXI, see “Impact of EXXI Merger on Annual Incentive Plan and Equity Awards” below.

(i) Safety, which is measured in the same manner as for 2013, as described above (15.0% total target weighting);

(ii) Growth in average oil production, which uses the same methodology as for 2013, but with an increased midpoint goal of 19,500 barrels per day (up from the 2013 midpoint of 17,500 barrels per day) to reflect the Company’s increased asset base. This metric excludes the impact of acquisitions, divestitures and storm-related downtime (20.0% target weighting);

(iii) Target aggregate lease operating expenses, which uses the same methodology as for 2013, but with an increased midpoint target of $190.0 million (up from the 2013 target of $160.0 million) to reflect the Company’s increased asset base. This metric measures normal LOE items only (excluding the impact of acquisitions, divestitures and storm-related LOE) (7.5% target weighting);

(iv) Target aggregate cash general and administrative expenses, which uses the same methodology as for 2013, but with an increased midpoint target of $23.5 million (up from the 2013 midpoint target of $18.0 million) to reflect the Company’s increased asset base. This metric excludes the impact of acquisitions and divestitures, as well as cash bonuses (5.0% target weighting);

(v) Growth in discretionary cash flow, which uses the same methodology as for 2013, but with a decreased midpoint target of $465 million (down from the 2013 midpoint target of $475 million). This metric is measured by the Company’s EBITDAX, equal to earnings before interest, taxes, depreciation, amortization and exploration expenses (5.0% target weighting);

(vi) Reductions in capital expenditure overages, which uses the same methodology as for 2013, measured as a percentage of the applicable AFE (7.5% target weighting);

(vii) Total Shareholder Return, which uses the same methodology as for 2013, but with the year-end 2014 price per share for the Common Stock to be at least equal to $27.40, which is the average price per share for the month of December 2013 (8.0% target weighting).

(viii) Project finding and development costs, which uses the same methodology as for 2013 with a midpoint goal of $30.00 per barrel of oil equivalent (which is consistent with the 2013 midpoint goal) (7.0% target weighting);

(ix) Organic reserve growth, which includes all new proved reserve additions from the Company’s existing asset base, with a midpoint goal of 10.0 million barrels of oil equivalent (which is changed from the 2013 midpoint goal of 6.5 million barrels of oil equivalent for all new proved and probable reserve additions from the Company’s existing asset base) (10.0% target weighting);

(x) Acquisition and Divestitures, which includes a metric that measures both acquisitions and divestitures, as well as metrics that look back at the performance of the Company’s recent acquisitions (15.0% total target weighting). Because of the passage of time since the Company’s 2012 acquisition of Hilcorp, the Compensation Committee removed the 2013 metric that specifically addressed Hilcorp probable reserves:

(1) 2014 Acquisitions and/or Divestitures, which includes the total amount of cash proceeds paid by the Company (in a purchase) or received by the Company (in a sale), in each case together with any undiscounted plugging and abandonment liability transferred, with a midpoint goal of $50 million (which is consistent with the 2013 midpoint goal) (5.0% target weighting);

(2) Prior Acquisition Lookback (Proved IRR), which is measured by the average IRR, based on net cash flow from properties acquired in pre-2014 acquisitions (“Pre-2014 Acquired Properties”), plus proved reserve cash flows from those Pre-2014 Acquired Properties. Cash flow is measured by EBITDAX, but—in order to measure the performance of the properties on a commodity price-neutral basis, the cash flows are adjusted for each acquisition to use the same pricing assumptions that were used in management’s final presentation of the acquisition in which approval of the Board was sought. The midpoint goal for 2014 is a 13.7% IRR (5.0% target weighting); and

(3) Prior Acquisition Lookback (Liquids Production), which is measured by liquids production from Pre-2014 Acquired Properties. The midpoint goal for this metric in 2014 is 15,400 barrels, (up from the 2013 midpoint goal of 12,400 barrels) which is based on the Company’s budget for the year (5.0% target weighting).

Equity Awards. The Company’s equity compensation program for executive officers includes two forms of long-term incentives: restricted stock and stock options. Award size and frequency are based on each executive’s demonstrated level of performance and Company performance over time. The Compensation Committee annually reviews award levels to ensure their competitiveness. In making individual awards, the Compensation Committee considers industry practices, the recent performance of each executive, the value of the executive’s previous awards and the Company’s views on executive retention and succession. In 2011 and 2012, the Compensation Committee’s approach was to structure the equity awards so that the higher the amount of the award, the greater the percentage of that award will be in the form of options (as opposed to restricted stock). Starting in 2013, the Compensation Committee decided that the non-discretionary grants described below under “Equity Award Mechanics” would be made 50% in stock options and 50% in restricted stock. If discretionary grants are made, the Compensation Committee would determine the mix between stock options and restricted stock at that time, based on the equity award factors described above, though to date discretionary grants have been made entirely in restricted stock. For a discussion of the impact on the Company’s equity awards of the proposed Merger with EXXI, see “Impact of EXXI Merger on Annual Incentive Plan and Equity Awards” below.

Equity Award Mechanics. Equity awards are granted pursuant to the 2009 LTIP. Awards are made by the Board, at the recommendation of the Compensation Committee. Awards typically fall into two categories: semi-annual awards, which are made at mid-year and shortly after the end of the year, and new hire and promotion awards, which are made on the date of hire or promotion. The Board or the Compensation Committee may make grants at other times, in its discretion, in connection with employee retention or otherwise.

All stock option awards have a per share exercise price at least equal to the closing price of the Common Stock on the grant date. Stock option awards and restricted stock awards generally vest upon the passage of time, in one-third increments on each of the first three anniversaries of the date of grant.

Severance Plan and Change of Control Plans. Our Change of Control Severance Plan for certain designated officers and employees of the Company, effective as of March 24, 2005 (as amended from time to time, the “EPL COC Plan”), is designed to facilitate our ability to attract and retain executives as we compete for talented employees in a marketplace where such protections are commonly offered. We believe that providing consistent, competitive levels of severance protection to executive officers helps minimize distraction during times of uncertainty and helps to retain key employees. As explained more fully below in “— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” the EPL COC Plan provides certain cash payments and other benefits to eligible employees if, under certain circumstances, such employees’ employment is terminated following a change of control. The Compensation Committee is responsible for administering these policies and the EPL COC Plan. The Company’s proposed Merger with EXXI would, if consummated, constitute a “change of control” for purposes of the EPL COC Plan.

Treatment of Equity. Upon a change of control under the EPL COC Plan, all equity awards granted to participants will become fully vested, all stock options will become fully exercisable, and all restrictions on restricted shares and restricted share units will lapse. Upon a change of control, a participant receives these acceleration benefits regardless of whether the participant’s employment is terminated.

Severance Payments. The EPL COC Plan also provides that, if a participant’s employment with EPL terminates within one year of a change of control, either by EPL without cause or by the participant for good reason (a “Qualifying Termination”), the participant will be eligible to receive certain severance benefits, awarded based on the participant’s designated multiple. The designated multiples for the Named Executive Officers are:

• Gary C. Hanna	2.99x
• T.J. Thom	2.5x
• Andre J. Broussard	2.5x
• W. Mac Jensen	1.5x
• Chad E. Williams	1.5x

If a Qualifying Termination occurs, a participant is entitled to receive a cash payment within 30 days of termination in an amount equal to (a) that participant’s designated multiple, multiplied by (b) the sum of that participant’s (i) annual rate of base salary for the year of the Qualifying Termination, plus (ii) average annual bonus for the three preceding years.

Health and Life Insurance Benefits Continuation. In addition, the participant is entitled to receive the same level of medical, dental and life insurance benefits for a certain period following the date of a Qualifying Termination (the “Designated Period”) as that participant was receiving immediately prior to the date of the Qualifying Termination. However, in order to receive these benefits, the participant must pay for the same portion of the required premium for the benefits that the participant was required to pay immediately before termination of employment. The Designated Period is 12 months for participants with a designated multiple of 1.0, and 18 months for participants with a designated multiple of 1.5, 2.0, 2.5 or 2.99. Accordingly, each of the Named Executive Officers has a Designated Period of 18 months.

Bonus. Furthermore, if a participant has not yet received a bonus under EPL’s incentive bonus plan for the calendar year preceding the calendar year of such participant’s Qualifying Termination, the participant shall receive a bonus for that calendar year in an amount equal to the participant’s target bonus. All bonuses under the EPL 2013 annual incentive plan were paid in December 2013, so no additional payments would be due under this provision of the EPL COC Plan if the Qualifying Termination occurs in 2014.

Excise Taxes. EPL does not provide any Named Executive Officer or any other employee with a gross-up payment for any taxes that may be assessed against any compensation paid to such executive officer, including any income taxes or any excise tax under Section 4999 of the Internal Revenue Code of 1986. If any payments under the EPL COC Plan are subject to the excise tax on “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, payments to the participant will be reduced until no amount payable to the participant would constitute an “excess parachute payment,” provided that no such reduction will be made if the net after-tax payment to which the participant would otherwise be entitled without such reduction would be greater than the net after-tax payment, in each case, after taking into account federal, state, local or other income and excise taxes, to the participant resulting from the receipt of such payments with such reduction. In connection with the proposed Merger, Mr. Hanna would have been entitled to benefits under the EPL COC Plan that exceeded his Section 280G safe harbor amount. However, Mr. Hanna has informed the Company and EXXI that he intends to waive his right to receive any amounts he would be entitled to receive over the Section 280G safe harbor. Because the partial-year payments under the annual incentive plan are payments for services rendered and are consistent with past practice, EPL does not believe these payments would be treated as parachute payments under Section 280G of the Internal Revenue Code of 1986.

Deferred Compensation and Retirement Plans. The Company does not have a deferred compensation program for its executive officers, pension benefits, a retirement plan, or any type of post-retirement healthcare plan.

Perquisites and Other Benefits. In general, the Company provides no benefits to its executive officers that are not otherwise available to all of its employees.

Long Term Incentive Program. As indicated above, the amount of restricted stock and option grants is determined by the Board, based on recommendations from the Compensation Committee. Prior to 2011, the recommended amounts were at the discretion of the Compensation Committee. In 2011, the Compensation Committee conducted a thorough review of the equity component of executive compensation. As a result of this review, the Compensation Committee determined that it was important to provide more transparency about the level of equity grants to the Company’s management team. Therefore, the Compensation Committee adopted a new long term incentive program to provide this transparency. Under this plan, equity grants under the 2009 LTIP are divided into three categories: Base, Performance and Discretionary.

Base Grant. The base grant is made in or around June of each year. The value of the base grant is determined by the Compensation Committee as a percentage of an executive’s base salary (“Equity Value Percentage”), depending on the executive’s level in the management team. For the senior members of the management team other than the CEO, the Equity Value Percentages range from 40% to 75% of base salary. The CEO’s Equity Value Percentage for the 2012 long term incentive program was 100% of base salary. The base grants are made generally using a combination of restricted stock and options, with the percentage mix between the two forms of equity grant being set by the Compensation Committee for each employee. For 2013, for each employee the percentage of base equity grants that were stock options was 50% and the percentage that were restricted stock was 50%. We expect that this mix will remain consistent for the 2014 base grant.

Performance Grant. The target amount of each employee’s performance equity grant is determined by the Compensation Committee as a percentage of an employee’s target bonus, depending on the employee’s level in the organization. For the most senior members of the management team, this percentage is 100% of the target bonus. For all other executives, it is 50% of the target bonus. Each employee’s mix of options and restricted stock is the same as that employee’s mix for the base grant described above. The performance equity grant is made in or around the January following the end of the performance year. The Company’s TSR Percentage (i.e., the same metric that is now used for the stock performance measure for the 2013 and 2014 cash bonus programs) is used to determine the percentage of the target performance grant to which the employees are entitled. If the Company’s TSR Percentage is less than 80%, then no performance grants are made for that year. If the TSR Percentage is more than 120%, then each employee receives a performance equity grant equal to 120% of that employee’s target grant. For TSR Percentages between 80% and 120%, the performance grant is determined by linear interpolation. For 2013, for each employee the percentage of performance equity grants that were stock options was 50% and the percentage that were restricted stock was 50%. We expect that this mix will remain consistent for the 2014 performance grant.

Discretionary Grant. This grant is discretionary and will be awarded by the Compensation Committee to recognize individual performance, motivate employees and drive retention. The discretionary equity award is determined and awarded in or around January following the end of the performance year. If discretionary grants are made, the Compensation Committee will determine the mix between stock options and restricted stock at that time, though to date discretionary grants have been made entirely of restricted stock.

Regulatory Considerations. It is the Company’s policy to make reasonable efforts to cause executive compensation to be eligible for deductibility under Section 162(m) of the Internal Revenue Code of 1986. Under Section 162(m), the federal income tax deductibility of compensation paid to the Company’s CEO and to each of its four other most highly compensated executive officers may be limited to the extent that such compensation exceeds $1 million in any one year. Under Section 162(m), the Company may deduct compensation in excess of $1 million if it qualifies as “performance-based compensation,” as defined in Section 162(m). Equity awards under the 2009 LTIP qualify for this “performance-based compensation” exception because the awards made to the Company’s employees and directors are within the limits previously approved by the Company’s stockholders. During 2013, Mr. Hanna received total compensation of $1.7 million, as a result of which approximately $0.7 million is not deductible by the Company for federal income tax purposes. During 2013, Ms. Thom received total compensation of $1.3 million, as a result of which approximately $0.3 million is not deductible by the Company for federal income tax purposes. No other executive officers of the Company received compensation in excess of $1 million in 2013.

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

Impact of EXXI Merger on Annual Incentive Plan and Equity Awards. Upon the completion of the Merger, the Company would become an indirect wholly owned subsidiary of EXXI. If consummated, the Merger would constitute a “change of control” for purposes of the Company’s employee benefit plans, including its change of control severance plans and the 2009 LTIP. However, the completion of the Merger is subject to approval by the Company’s stockholders and by EXXI’s shareholders, as well as certain other customary closing conditions. The discussion and analysis of the Company’s compensation philosophy set forth above is based on the operation of the compensation arrangements, without giving effect to the impact of the Merger. The primary impact on the Company’s annual incentive plan is described below. For additional information, the Joint Proxy Statement/Prospectus for the special meeting at which the Company’s stockholders will vote on the adoption of the Merger Agreement will describe in more detail the interests of the Company’s directors and executive officers in the Merger, including the compensation payable as a result of the Merger.

Partial-Year Cash Bonuses.

In connection with the Compensation Committee’s review of the impact of the Merger on the Company’s executive officers and other employees, the Compensation Committee discussed that the metrics used for the Company’s annual incentive plan (i.e., cash bonuses and equity grants, as described above) are year-long metrics, and that those metrics would not be possible to measure on a full year basis if the Merger occurred during 2014. The Compensation Committee also discussed that EXXI’s current fiscal year ends on June 30, 2014, which both the Company and EXXI believe would be within the range of the parties’ expectations as to when the Merger would be consummated. Furthermore, the Compensation Committee noted that the goal of the annual incentive plan is to drive value for the Company’s stockholders, and that the Merger and the officers and employees in executing and consummating the Merger would enhance stockholder value.

Taking these considerations into account, in connection with the Board’s approval of the Merger Agreement, the Compensation Committee established two cash bonus pools under the Company annual incentive plan to cover the period from January 1, 2014 until the effective date of the Merger. The two bonus pools were established by the Compensation Committee: a $5 million aggregate bonus pool for the Company’s ten most highly-compensated officers and a $2 million aggregate bonus pool for the Company’s other employees. The $5 million bonus pool was established based upon a calculation of the achievement by the ten most highly-compensated executive officers of 150% of target under the Company annual incentive plan, and then dividing that calculation in half to take into account the expected mid-year Merger consummation date. The $2 million bonus pool for the Company’s other employees was allocated among those employees generally in proportion to the target or three-year average bonus amounts, whichever was higher, for those employees.

The following table sets forth the partial-year bonuses under the annual incentive plan that the Company’s Named Executive Officers would receive for services rendered to the Company from January 1, 2014 until the effective date of the Merger.

•	Gary C. Hanna	$ 1,640,000
•	T. J. Thom	$ 740,000
•	Andre J. Broussard	$ 590,000
•	W. Mac Jensen	$ 390,000
•	Chad E. Williams	$ 390,000

In order to receive this payment under the annual incentive plan, a participant must perform services for the Company up through the effective date of the Merger. If a participant is not an employee of the Company on the effective date of the Merger, then no annual incentive payment will be made to that participant. Under the annual incentive plan, participants would typically receive their bonus values in a combination of stock options, restricted stock and cash. However, in light of the impact of the Merger on the Company’s equity awards, the Compensation Committee determined that these two bonus pools should consist entirely of cash.

Equity Awards.

No Base Grants for 2014. In light of the partial-year cash bonuses described above, the Company will not make the equity grants it would typically make in June, as described above under “Long Term Incentive Plan—Base Grants.” However, if the Merger Agreement is terminated and the Merger does not occur, then the Base Grants will be made in accordance with the normal operation of the plan.

Acceleration of Vesting for Outstanding Stock Options. The Merger Agreement provides that each option to purchase shares of Common Stock that is outstanding immediately prior to the effective date of the Merger, whether or not then exercisable or vested, will be deemed exercised pursuant to a cashless exercise for that number of shares of Common Stock (the “net exercise shares”) equal to (i) the number of shares of Common Stock subject to such stock option immediately prior to the effective date minus (ii) the number of whole and partial shares of Common Stock subject to such stock option that, when multiplied by $39.00 per share, is equal to the aggregate exercise price of such stock option. Each net exercise share deemed to be an outstanding share of Common Stock will receive merger consideration of $39.00 in cash and will not be subject to proration like other holders of Common Stock that elect to receive all cash in the Merger.

Acceleration of Vesting for Existing Restricted Stock Grants. The Merger Agreement provides that each outstanding restricted stock award granted by the Company will become fully vested and each holder will have the right to make an election to receive the same types of merger consideration that each other holder of Common Stock has the right to receive.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report with management. Based on the Compensation Committee’s review of and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

The Compensation Committee,

Steven J. Pully, Chairman

Charles O. Buckner

Scott A. Griffiths

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee are set forth above. No member of the Compensation Committee is now, or at any time since the beginning of 2013 has been, employed by or served as an officer of the Company or any of its subsidiaries or had any relationships requiring disclosure with the Company or any of its subsidiaries. See the disclosures regarding the transactions between the Company and Carlson Capital, L.P., for which Mr. Pully serves as General Counsel, below under the heading “Certain Relationships and Related Transactions.” The Company has made the determination that Mr. Pully does not have an indirect material interest in such transactions. In addition, none of the Company’s executive officers now serves, or at any time since the beginning of 2013 has served, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Summary Compensation Table

The following table summarizes, with respect to the Company’s principal executive officer, principal financial officer, and the three other most highly compensated executive officers (the “Named Executive Officers”), information relating to the compensation earned for services rendered in all capacities.

Summary Compensation Table for the Year Ended December 31, 2013

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards (2)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Gary C. Hanna	2013	553,750	30,000	954,632	1,364,840	855,143	—	21,311	3,779,676
President and Chief Executive	2012	466,667	—	199,999	1,123,120	790,546	—	19,686	2,600,018
Officer	2011	447,917	—	343,761	1,004,774	506,250	—	17,796	2,320,498
Tiffany J. Thom (5)	2013	327,500	30,000	503,252	465,601	398,325	—	16,408	1,741,086
Executive Vice President, Chief	2012	287,500	—	236,263	288,828	138,875	—	173,457	1,124,923
Financial Officer	2011	273,958	—	202,815	396,253	160,875	—	79,601	1,113,502
Andre J. Broussard (6)	2013	313,750	30,000	525,239	350,346	288,895	—	16,809	1,525,039
Senior Vice President, Geosciences	2012	277,500	—	222,493	132,530	245,836	—	16,387	894,746
	2011	238,118	—	147,002	195,470	119,250	—	13,139	712,979
W. Mac Jensen (7)	2013	270,000	30,000	299,763	174,801	204,238	—	18,246	997,048
Senior Vice President, Business	2012	245,000	—	217,494	122,536	158,109	—	16,970	760,109
Development	2011	163,333	—	150,495	201,916	110,801	—	164,427	790,972
Chad E. Williams	2013	268,750	30,000	354,021	229,062	194,128	—	18,064	1,094,025
Senior Vice President, Production	2012	238,333	—	184,990	115,033	160,258	—	18,454	717,068
	2011	230,000	—	139,997	187,695	99,418	—	16,311	673,421

(1)	Bonus payments to the Named Executive Officers for 2013 which were paid in cash in addition to the incentive plan compensation. These payments were made in recognition of the officer’s contribution to the Company achieving a market capitalization of over $1 billion.
(2)	Amounts in this column reflect the aggregate grant date fair value of the awards computed in accordance with ASC Topic 718, Stock Compensation. The grant date fair value was calculated using the assumptions disclosed in Notes 1 and 12 in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013. These amounts reflect grant date fair values and do not correspond to the actual value that might be realized by the Named Executive Officers. See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” below for a description of the material features of these awards.
(3)	Bonus payments to the Named Executive Officers for 2013, 2012 and 2011, which were paid in cash pursuant to the incentive bonus plan adopted by the Compensation Committee in March 2010 and described under “Bonuses” in the CD&A included in this Amendment.
(4)	Amounts reflected in this column represent the dollar value of term life insurance premiums paid by the Company for the benefit of the Named Executive Officers, the dollar value of the company match to the Company’s 401(k) Plan on the employees’ behalf and payments made to certain Named Executive Officers pursuant to severance or other arrangements (if applicable) as described in “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” below. For 2013, (a) the life insurance premiums for Messrs. Hanna, Broussard, Jensen and Williams and Ms. Thom were $4,386, $1,509, $2,496, $1,919 and $1,108, respectively; and (b) the value of the 401(k) match for Messrs. Hanna, Broussard and Jensen and Williams and Ms. Thom were $15,300 each. For 2012, (a) the life insurance premiums for Messrs. Hanna, Broussard, Jensen and Williams and Ms. Thom were $2,346, $1,387, $2,270, $1,814 and $1,101, respectively; and (b) the value of the 401(k) match for Messrs. Hanna, Broussard and Jensen and Williams and Ms. Thom were $15,000, $15,000, $14,700, $14,300 and $15,000, respectively. For 2011, (a) the life insurance premiums for Messrs. Hanna, Broussard, Jensen and Williams and Ms. Thom were $2,346, $1,214, $810, $1,541 and $984, respectively; and (b) the value of the 401(k) match for Messrs. Hanna, Broussard, Jensen and Williams and Ms. Thom were $14,700, $11,925, $7,350, $13,800 and $14,700, respectively.
(5)	Amounts reflected for 2011 in the “All Other Compensation” column include $63,077 paid in connection with Ms. Thom’s relocation to the Houston office, including moving expenses and closing costs on the sale of her prior residence. Under the terms of her relocation package, on May 16, 2012 Ms. Thom received an additional payment of $100,000 to assist her with the cost of the down payment on her new residence, together with an additional payment of $57,356 to pay the income taxes on such payment. Ms. Thom was not required to repay the Company for any of the relocation payments (even if her 2012 cash bonus had been zero). However, the amount of her 2012 cash bonus under the Company’s incentive bonus plan was reduced dollar-for-dollar by an amount equal to the down payment assistance and related tax payment.
(6)	Not included in the table is $26,922, the value realized on the immediate vesting of 1,667 restricted shares granted on the date Mr. Broussard joined the Company as an executive officer in February 2011.
(7)	Mr. Jensen became an executive officer of the Company in May 2011. From June 2010 until he joined the Company as an executive officer, Mr. Jensen served as a business development consultant. In Mr. Jensen’s role as a consultant, he received consulting fees from the Company of $156,267 in 2011 which is included in the “All Other Compensation” column.

Grants of Plan-Based Awards Table

The following table provides information concerning each grant of an award made to our Named Executive Officers under any plan, including awards, if any, that have been transferred during the year ended December 31, 2013.

Grants of Plan-Based Awards for the Year Ended December 31, 2013

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards Number of Shares of Stock	All Other Option Awards Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold	Target	Maximum(2)	Threshold	Target	Maximum	or Units	Options	Awards	Awards (3)
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Gary C. Hanna	January 7, 2013	—	718,750	N/A	—	—	—	—	60,445	23.25	734,945
	February 4, 2013							13,153	—	—	325,011
	June 19, 2013							21,271	40,206	29.60	1,259,516
Tiffany J. Thom	January 7, 2013	—	335,000	N/A	—	—	—	2,952	16,931	23.25	274,496
	February 4, 2013							7,082	—	—	174,996
	June 19, 2013							8,771	16,579	29.60	519,361
Andre J. Broussard	January 7, 2013	—	240,000	N/A	—	—	—	4,948	9,462	23.25	230,089
	February 4, 2013							7,082	—	—	174,996
	June 19, 2013							7,946	15,019	29.60	470,500
W. Mac Jensen	January 7, 2013	—	162,000	N/A	—	—	—	3,161	6,045	23.25	146,993
	February 4, 2013							5,059	—	—	125,008
	June 19, 2013							3,421	6,466	29.60	202,563
Chad E. Williams	January 7, 2013	—	165,000	N/A	—	—	—	3,226	6,168	23.25	150,001
	February 4, 2013							5,059	—	—	125,008
	June 19, 2013							5,203	9,834	29.60	308,074

(1)	Amounts actually paid are reflected in the column titled “Non-Equity Incentive Plan Compensation” found on the “Summary Compensation Table” above. For additional information see “—Compensation Discussion and Analysis—Bonuses.”
(2)	While Named Executive Officers may earn up to a certain maximum percentage of each quantitative target under our annual incentive bonus program, the Committee retains discretion to award officers additional amounts based on external factors beyond the control of the officers as well as individual performance by the officers.
(3)	Amounts reflect the grant date fair value of the respective awards computed in accordance with ASC Topic 718, Stock Compensation. Please refer to Notes 1 and 12 in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the assumptions used in computing the grant date fair value of stock based compensation awards. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that might be realized by the Named Executive Officer.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the “—Summary Compensation Table” and the “—Grants of Plan-Based Awards Table” above.

Bonuses

All bonuses paid to Mr. Hanna are pursuant to the Employment Agreement dated October 1, 2009, between Mr. Hanna and the Company. Under the terms of the Employment Agreement, Mr. Hanna’s bonuses are specified as stock bonuses, but the Compensation Committee elected for Mr. Hanna’s bonus for 2011, 2012 and 2013 to be paid fully in cash. In addition, the Compensation Committee elected to award Mr. Hanna a special cash bonus of $30,000 during 2013 in recognition of his contribution to the Company achieving a market capitalization of over $1 billion.

Stock Awards

In 2013 and 2012, pursuant to the 2009 LTIP, the Company awarded restricted shares to Messrs. Hanna, Broussard, Jensen, and Williams and Ms. Thom.

Option Awards

In 2013, 2012 and 2011, pursuant to Mr. Hanna’s Employment Agreement and in accordance with the 2009 LTIP, the Company awarded stock options to Mr. Hanna. In 2013, 2012 and 2011, pursuant to the 2009 LTIP, the Company also awarded stock options to Ms. Thom and Messrs. Broussard, Jensen and Williams.

Employment Agreements

On October 1, 2009, the Company entered into an employment agreement with our Chief Executive Officer, Mr. Hanna, which employment agreement was amended on April 12, 2010 (as amended, the “Employment Agreement”). The Employment Agreement has a term of three years, which term is automatically extended for an additional month at the end of each month unless either the Company or Mr. Hanna gives notice to discontinue the automatic extensions. Under the Employment Agreement, Mr. Hanna, is entitled to a base salary (“Base Salary”) at an annual rate, to be determined by the Board of Directors of the Company (the “Board”), of not less than $400,000 per year and is entitled to receive, in addition to his Base Salary, an annual bonus (each, an “Annual Bonus”) awarded at the discretion of the Board upon recommendation of the Compensation Committee of the Board of Directors based upon Mr. Hanna’s performance. The Employment Agreement provides that the Annual Bonus is to be paid in a grant of Common Stock, but Mr. Hanna’s Annual Bonus for 2013, 2012 and 2011 was paid in cash at the election of the Compensation Committee. Mr. Hanna’s target Annual Bonus for each year is between 25% and 125% (inclusive) of his Base Salary in effect for the calendar year to which such Annual Bonus relates. For any partial year of employment, the amount of such Annual Bonus is prorated for the portion of the year that Mr. Hanna was in the employ of the Company.

Pursuant to Mr. Hanna’s Employment Agreement, upon termination of Mr. Hanna’s employment by the Company for “cause” (as defined below) or by Mr. Hanna without “good reason” (as defined below), Mr. Hanna is entitled to receive: (i) the amount of his Base Salary through the date of termination; (ii) any Annual Bonus earned but unpaid as of the date of termination for any year completed prior to the date of termination; (iii) reimbursement of any unreimbursed business expenses properly incurred by him prior to the date of termination in accordance with his Employment Agreement; and (iv) such other employee benefits, if any, as to which he may be entitled pursuant to the terms governing such employment benefits and any applicable law.

Upon termination of Mr. Hanna’s employment by the Company in an involuntary termination (i.e., without cause) or by Mr. Hanna for good reason, or upon Mr. Hanna’s death or disability, Mr. Hanna is entitled to receive: (i) his Base Salary through the date of termination; (ii) any Annual Bonus earned but unpaid as of the date of termination for any year completed prior to the date of termination; (iii) reimbursement of any unreimbursed business expenses properly incurred by him prior to the date of termination in accordance with his Employment Agreement; (iv) such other employee benefits, if any, as to which he may be entitled pursuant to the terms governing such employment benefits and any applicable law; (v) a severance amount equal to his aggregate Base Salary for the lesser of (i) 18 months and (ii) the remainder of the term of his Employment Agreement (the “Severance Period”); and (vi) for the duration of the Severance Period, Mr. Hanna, his spouse and his dependents shall be entitled to continuation coverage under the Company’s group medical, dental and vision insurance plans comparable to the level of coverage in effect at the time of termination, provided he, his spouse and such dependents were enrolled in such plans immediately prior to his termination. Mr. Hanna is not entitled to receive duplicative or overlapping change of control benefits under his Employment Agreement and the COC Plan.

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

Pursuant to his Employment Agreement and the Company’s 2009 LTIP, on September 30, 2009, Mr. Hanna was granted an initial award of stock options to purchase 68,116 shares of Common Stock, which was memorialized in an option award agreement dated as of October 1, 2009 (the “Option Agreement”). The terms of the Option Agreement provide for an exercise price equal to $10.00 per share. The closing price of the Common Stock on the NYSE on September 30, 2009 was

$7.46 per share. The option vested ratably on a monthly basis over a 36-month period from the date of grant. Vested stock options under the original terms of the Option Agreement were to expire 30 months following the applicable vesting date of such stock options. On May 1, 2012, the Compensation Committee modified the terms of the Option Agreement to extend the expiration of the stock options granted thereunder to September 30, 2019, which is the last day prior to the tenth anniversary of the initial grant of these options. This extension resulted in additional fair value of the award of $0.1 million, which is included in option awards in the year 2012 in the Summary Compensation Table for the year ended December 31, 2013. Upon a change of control (as defined in the 2009 LTIP), all remaining stock options under the Option Agreement remain exercisable for a period of not less than 30 months following a change of control. Mr. Hanna is entitled to participate annually in any additional awards of stock options as determined by the Board in its discretion.

The Company does not have employment agreements with any of the other Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for the Company’s Named Executive Officers.

Outstanding Equity Awards as of December 31, 2013

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)	($)
Gary C. Hanna	68,116	—	(1)	—	$10.00	9/30/2019
	125,000	—	(2)	—	$13.59	4/5/2020
	41,667	20,833	(3)	—	$16.50	1/18/2021
	44,248	22,124	(4)	—	$13.68	11/1/2021
	21,803	43,604	(5)	—	$16.45	2/3/2022
	17,752	35,502	(6)	—	$16.23	6/27/2022
	—	60,445	(7)	—	$23.25	1/7/2023
	—	40,206	(8)	—	$29.60	6/19/2023
							6,945	(12)	$197,933	—	—
							8,105	(13)	$230,993	—	—
							13,153	(14)	$374,861	—	—
							21,271	(15)	$606,224	—	—
Tiffany J. Thom	16,667	—	(9)	—	$8.90	1/5/2020
	8,333	9,167	(3)	—	$16.50	1/18/2021
	15,210	7,605	(4)	—	$13.68	11/1/2021
	5,197	10,392	(5)	—	$16.45	2/3/2022
	6,102	12,204	(6)	—	$16.23	6/27/2022
	—	16,931	(7)	—	$23.25	1/7/2023
	—	16,579	(8)	—	$29.60	6/19/2023
							3,056	(12)	$87,096	—	—
							1,256	(16)	$35,796	—	—
							7,485	(13)	$213,323	—	—
							2,118	(17)	$60,363	—	—
							2,952	(18)	$84,132	—	—
							7,082	(14)	$201,837	—	—
							8,771	(15)	$249,974	—	—
Andre J. Broussard	10,000	5,000	(10)	—	$16.15	2/7/2021
	6,514	3,257	(4)	—	$13.68	11/1/2021
	2,568	5,135	(5)	—	$16.45	2/3/2022
	2,614	5,226	(6)	—	$16.23	6/27/2022
	—	9,462	(7)	—	$23.25	1/7/2023
	—	15,019	(8)	—	$29.60	6/19/2023
							1,614	(16)	$45,999	—	—
							6,332	(13)	$180,462	—	—
							2,721	(17)	$77,549	—	—
							4,948	(18)	$141,018	—	—
							7,082	(14)	$201,837	—	—
							7,946	(15)	$226,461	—	—

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)		(#)	($)		(#)		($)	(#)	($)
W. Mac Jensen	—	5,000	(11)	—	$17.85	5/2/2021
	1,623	3,011	(4)	—	$13.68	11/1/2021
	2,374	4,748	(5)	—	$16.45	2/3/2022
	2,417	4,832	(6)	—	$16.23	6/27/2022
	—	6,045	(7)	—	$23.25	1/7/2023
	—	6,466	(8)	—	$29.60	6/16/2023
							1,667	(19)	$47,510	—	—
							1,492	(16)	$42,522	—	—
							6,332	(13)	$180,462	—	—
							2,516	(17)	$71,706	—	—
							3,161	(18)	$90,089	—	—
							5,059	(14)	$144,182	—	—
							3,421	(15)	$97,499	—	—
Chad E. Williams	25,000	—	(9)	—	$8.90	1/5/2020
	10,000	5,000	(3)	—	$16.50	1/18/2021
	5,654	2,827	(4)	—	$13.68	11/1/2021
	2,229	4,457	(5)	—	$16.45	2/3/2022
	2,269	4,536	(6)	—	$16.23	6/27/2022
	—	6,168	(7)	—	$23.25	1/7/2023
	—	9,834	(8)	—	$29.60	6/19/2023
							1,667	(12)	$47,510	—	—
							1,401	(16)	$39,929	—	—
							5,166	(13)	$147,231	—	—
							2,362	(17)	$67,317	—	—
							3,226	(18)	$91,941	—	—
							5,059	(14)	$144,182	—	—
							5,203	(15)	$148,286	—	—

(1)	Represents the underlying option shares for unexercisable stock options that were granted on September 30, 2009. The option vested ratably on a monthly basis over a 36-month period from the date of grant; provided, however, that the vesting for the Initial Period was deferred until the end of the Initial Period and any remaining unvested portion vested ratably on a monthly basis over the remainder of the 36-month vesting period, subject to the executive remaining continuously employed. Vested stock options under the Option Agreement expire on September 30, 2019.
(2)	Represents the underlying option shares for unexercisable stock options that were granted on April 5, 2010. The option vested ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.
(3)	Represents the underlying option shares for unexercisable stock options that were granted on January 18, 2011. The option vests ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.
(4)	Represents the underlying option shares for unexercisable stock options that were granted on November 1, 2011. The option vests ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.
(5)	Represents the underlying option shares for unexercisable stock options that were granted on February 3, 2012. The option vests ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.
(6)	Represents the underlying option shares for unexercisable stock options that were granted on June 27, 2012. The option vests ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.
(7)	Represents the underlying option shares for unexercisable stock options that were granted on January 7, 2013. The option vests ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.
(8)	Represents the underlying option shares for unexercisable stock options that were granted on June 19, 2013. The option vests ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.
(9)	Represents the underlying option shares for unexercisable stock options that were granted on January 5, 2010. The option vested ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.

(10)	Represents the underlying option shares for unexercisable stock options that were granted on February 7, 2011. The option vests ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.
(11)	Represents the underlying option shares for unexercisable stock options that were granted on May 2, 2011. The option vests ratably on an annual basis over a 3-year period from the date of grant. Vested stock options under the Option Agreement expire 10 years following the date of grant.
(12)	Represents unvested restricted shares that were granted on January 18, 2011, which shares vest ratably on an annual basis over a 3-year period from the date of grant.
(13)	Represents unvested restricted shares that were granted on February 3, 2012, which shares vest ratably on an annual basis over a 3-year period from the date of grant.
(14)	Represents unvested restricted shares that were granted on February 4, 2013, which shares vest ratably on an annual basis over a 3-year period from the date of grant.
(15)	Represents unvested restricted shares that were granted on June 19, 2013, which shares vest ratably on an annual basis over a 3-year period from the date of grant.
(16)	Represents unvested restricted shares that were granted on November 1, 2011, which shares vest ratably on an annual basis over a 3-year period from the date of grant.
(17)	Represents unvested restricted shares that were granted on June 27, 2012, which shares vest ratably on an annual basis over a 3-year period from the date of grant.
(18)	Represents unvested restricted shares that were granted on January 7, 2013, which shares vest ratably on an annual basis over a 3-year period from the date of grant.
(19)	Represents unvested restricted shares that were granted on May 2, 2011, which shares vest ratably on an annual basis over a 3-year period from the date of grant.

The following table provides information concerning the number of shares acquired by our Named Executive Officers upon option exercises and vesting of restricted share awards.

Option Exercises and Stock Vested During the Year Ended December 31, 2013

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting
	(#)	($)	(#)	($)
Gary C. Hanna	—	—	6,944	$166,587
			4,053	100,595
Tiffany J. Thom	8,333	$149,612
	10,000	143,013
			3,055	$73,289
			1,256	$39,627
			3,743	92,901
			1,059	30,849
Andre J. Broussard	—	—	1,667	$42,292
			1,614	$50,922
			3,166	78,580
			1,361	39,646
W. Mac Jensen	10,000	$136,800
			1,666	$55,411
	4,400	$75,768
			1,492	$47,073
			3,166	78,580
			1,258	36,646
Chad E. Williams	—	—	1,666	$39,967
			1,401	$44,202
			2,584	64,135
			1,181	34,403

(1)	Represents one-third of the restricted share award.

Potential Payments Upon Termination or Change of Control

Change of Control Plans. Our COC Plan for certain designated officers and key employees of the Company (“Participants”) provides certain cash payments and other benefits to eligible employees if, under certain circumstances, such employees’ employment is terminated following a change of control. All of the Company’s Named Executive Officers are Participants in the COC Plan. The COC Plan may be amended or terminated by the Board in its sole discretion prior to the occurrence of a change of control of the Company. The Compensation Committee is responsible for administering the COC Plan.

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

The COC Plan also provides that, if a Participant’s employment with the Company terminates within one year of a change of control of the Company (either by the Company without cause or by the Participant for good reason), the Participant will be eligible to receive certain severance benefits. These benefits are awarded based on the Participant’s Designated Multiple (as defined in the COC Plan). If a Participant’s employment is terminated, that Participant is entitled to receive a cash payment within 30 days of termination in an amount equal to (a) that Participant’s Designated Multiple, multiplied by (b) the sum of that Participant’s (i) base salary for the year of termination, plus (ii) average annual bonus for the three preceding years. In addition, the Participant is entitled to receive the same level of medical, dental and life insurance benefits for a certain period following the date of termination (the “Designated Period”) as that Participant was receiving immediately prior to the date of termination. Furthermore, if a Participant is terminated and has not yet received a bonus under the Company’s annual bonus plan for the calendar year preceding the calendar year of such termination of the Participant’s employment, the Participant shall receive a bonus for that calendar year in an amount equal to the Participant’s target bonus.

Under the COC Plan, a Participant may have a Designated Multiple of 1.0, 1.5, 2.0, 2.5 or 2.99, as determined by the Compensation Committee. The Designated Multiples for Messrs. Hanna, Broussard, Jensen and Williams are 2.99, 2.5, 1.5 and 1.5, respectively, and the Designated Multiple for Ms. Thom is 2.5. The COC Plan provides that the Designated Period is 12 months for Participants with a Designated Multiple of 1.0, and 18 months for Participants with a Designated Multiple of 1.5, 2.0, 2.5 or 2.99.

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

The COC Plan was amended effective as of April 29, 2009 to modify the definition of a change of control. The events that generally constitute a change of control were not changed, but due to the Company’s unique financial situation pending the Company’s Chapter 11 reorganization, the Board determined that various transactions related to the Company’s filing should not trigger the change of control definition in the COC Plan. Therefore, the Board amended the definition of change of control to expressly exclude the filing of a voluntary petition for bankruptcy, an exit from bankruptcy, or any transaction related to the Company’s filing for bankruptcy. Consequently, no events relating to the Company’s Chapter 11 reorganization triggered the one-year protection period that otherwise immediately follows a change of control under the COC Plan.

Payments Upon Certain Terminations of Employment

Pursuant to Mr. Hanna’s Employment Agreement, upon termination of Mr. Hanna’s employment by the Company for cause or by Mr. Hanna without good reason, Mr. Hanna is entitled to receive: (i) the amount of his Base Salary through the date of termination; (ii) any Annual Bonus earned but unpaid as of the date of termination for any year completed prior to the date of termination; (iii) reimbursement of any unreimbursed business expenses properly incurred by him prior to the date of termination in accordance with his Employment Agreement; and (iv) such other employee benefits, if any, as to which he may be entitled pursuant to the terms governing such employment benefits and any applicable law.

Upon termination of Mr. Hanna’s employment by the Company in an involuntary termination or by Mr. Hanna for good reason, or upon Mr. Hanna’s death or disability, Mr. Hanna is entitled to receive: (i) his Base Salary through the date of termination; (ii) any Annual Bonus earned but unpaid as of the date of termination for any year completed prior to the date of termination; (iii) reimbursement of any unreimbursed business expenses properly incurred by him prior to the date of termination in accordance with his Employment Agreement; (iv) such other employee benefits, if any, as to which he may be entitled pursuant to the terms governing such employment benefits and any applicable law; (v) a severance amount equal to his aggregate Base Salary for the Severance Period; and (vi) for the duration of the Severance Period, Mr. Hanna, his spouse and his dependents shall be entitled to continuation coverage under the Company’s group medical, dental and vision insurance plans comparable to the level of coverage in effect at the time of termination, provided he, his spouse and such dependents were enrolled in such plans immediately prior to his termination. Mr. Hanna is not entitled to receive duplicative or overlapping change of control benefits under his Employment Agreement and the COC Plan.

The following table reflects the estimated values that each of the Named Executive Officers currently employed by the Company would receive if such Named Executive Officer’s employment were terminated following a change of control (not taking into account the effects of the Merger or any arrangements made with any Named Executive Officers in connection with the Merger). For purposes of these calculations, the Company has made certain assumptions that the Company considers reasonable, such as all legitimate business expenses are current, and that all earned salary payments are current as of the date of the potential termination scenario. The Company has assumed that each of the events that constitutes a termination of employment following a change of control of the Company has occurred on December 31, 2013, on which day the closing sales price of Common Stock was $28.50. The actual amount of payments that each such Named Executive Officer could receive may not be determined with complete accuracy until such time as an actual termination following a change of control occurs, but the values below are the Company’s best estimate as to the potential payments each such Named Executive Officer would receive as of December 31, 2013.

Potential Payments Upon Termination Following a Change of Control

Name	Lump Sum Severance Payments	Continuation of Medical, Dental and Life Insurance Benefit	Accelerated Vesting of Stock Options	Accelerated Vesting of Restricted Shares Restricted Share Units and Cash Settled Restricted Share Unit	Accelerated Vesting of Performance Shares	Total
	($)	($)	($)	($)	($)	($)
Gary C. Hanna	3,864,016	19,548	1,856,248	1,410,009	—	7,149,821
Tiffany J. Thom	1,550,359	23,997	586,565	932,520	—	3,093,441
Andre J. Broussard	1,344,984	23,868	285,694	873,326	—	2,527,872
W. Mac Jensen	641,574	23,436	246,111	673,968	—	1,585,089
Chad E. Williams	639,402	23,479	243,642	686,394	—	1,592,917

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of Common Stock as of March 31, 2014 by (1) each of the Company’s directors, (2) each of the Named Executive Officers, (3) all current directors and executive officers as a group and (4) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock. Except as otherwise noted below, the Company is not aware of (x) any agreements among its stockholders that relate to voting or investment of shares of the Common Stock or (y) any other person or entity that beneficially owns more than 5% of the voting power of Common Stock.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Shares	Percent of Class(2)
Directors
Charles O. Buckner (3)	19,149	*
Scott A. Griffiths (4)	32,800	*
Steven J. Pully (5)	2,548,912	6.5%
William F. Wallace (4)	6,171	*
Named Executive Officers
Gary C. Hanna (6)	473,000	1.2%
Tiffany J. Thom (7)	123,656	*
Andre J. Broussard (8)	78,343	*
W. Mac Jensen (9)	51,588	*
Chad E. Williams (10)	90,813	*
All current directors and executive officers as a group (10 persons) (11)	3,504,527	8.8%
Principal Holders
T. Rowe Price Associates, Inc. (12) 100 E. Pratt Street Baltimore, MD 21202	2,918,860	7.4%
Carlson Capital, L.P. (13) 2100 McKinney Avenue, Suite 1800 Dallas, TX 75201	2,515,673	6.4%
The Vanguard Group, Inc. (14) 100 Vanguard Blvd Malvern, PA 19355	2,491,477	6.4%
Dimensional Fund Advisors LP (15) Palisades West, Building One, 6300 Bee Cave Road Austin, TX 78746	2,369,028	6.0%
Birch Run Capital LLC (16) 1350 Broadway, Suite 2412 New York, NY 10018	2,066,570	5.3%

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with the SEC’s rules and regulations and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such options (as well as for purposes of any group calculations for any group of which any such person is a member). However, no such option shares are deemed outstanding for computing the percentage of any person other than the option holder. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of the Common Stock shown as beneficially owned by them.
(2)	Based on total shares outstanding of 39,206,958 on March 31, 2014. Also based, where appropriate, on the number of shares owned and acquirable within 60 days of March 31, 2014.
(3)	Includes 10,098 shares of Common Stock, the receipt of which Mr. Buckner has deferred under the Deferral Plan. The deferred shares will not be issued and outstanding shares of Common Stock until Mr. Buckner’s deferral period expires, which will occur when Mr. Buckner ceases to be a director of the Company. Also includes 1,531 shares of unvested deferred shares.
(4)	Includes 1,531 shares of unvested restricted stock.
(5)	Includes 28,198 shares of Common Stock, the receipt of which Mr. Pully has deferred under the Deferral Plan. The deferred shares will not be issued and outstanding shares of Common Stock until Mr. Pully’s deferral period expires, which will occur when Mr. Pully ceases to be a director of the Company. Also includes 1,531 shares of unvested deferred shares. In addition, includes 2,515,673 shares owned by Carlson Capital. Mr. Pully is an employee of Carlson Capital and disclaims any beneficial ownership of shares of Common Stock held by Carlson Capital.

(6)	Includes (i) 56,919 shares of unvested restricted stock and (ii) 381,370 shares of Common Stock underlying options exercisable within 60 days of March 31, 2014 granted to Mr. Hanna under the 2009 LTIP.
(7)	Includes (i) 290 shares of Common Stock beneficially owned by Ms. Thom and held in trust by the Company’s 401(k) Plan, (ii) 33,852 shares of unvested restricted stock and (iii) 71,516 shares of Common Stock underlying options exercisable within 60 days of March 31, 2014 granted to Ms. Thom under the 2009 LTIP.
(8)	Includes (i) 32,885 shares of unvested restricted stock and (ii) 32,417 shares of Common Stock underlying options exercisable within 60 days of March 31, 2014 granted to Mr. Broussard under the 2009 LTIP.
(9)	Includes (i) 100 shares of Common Stock beneficially owned by Mr. Jensen and held by his spouse, (ii) 25,131 shares of unvested restricted stock and (iii) 15,803 shares of Common Stock underlying options exercisable within 60 days of March 6, 2014 granted to Mr. Jensen under the 2009 LTIP.
(10)	Includes (i) 383 shares of Common Stock beneficially owned by Mr. Williams and held in trust by the Company’s 401(k) Plan, (ii) 23,674 shares of unvested restricted stock and (iii) 54,436 shares of Common Stock underlying options exercisable within 60 days of March 6, 2014 granted to Mr. Williams under the 2009 LTIP.
(11)	Includes (i) 38,296 shares of Common Stock, the receipt of which has been deferred under the Deferral Plan, (ii) 858 shares held in trust by the Company’s 401(k) Plan, (iii) 193,543 shares of unvested restricted stock, (iv) 3,062 shares of unvested deferred shares and (v) 605,251 shares of Common Stock underlying options exercisable within 60 days of March 6, 2014. See notes 3 through 10 above.
(12)	Pursuant to a Schedule 13G filed on February 14, 2014 under Section 13(d) of the Exchange Act for T. Rowe Price Associates, Inc. (“T. Rowe Price”) and certain of its subsidiaries listed in such Schedule 13G, T. Rowe Price has sole voting power over 522,540 shares of Common Stock and sole dispositive power over 2,918,860 shares of Common Stock.
(13)	Pursuant to a Schedule 13D/A filed with the SEC on May 8, 2013, Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd., Double Black Diamond, L.P. and Double Black Diamond Intermediate Ltd. (together, the “Funds”) directly beneficially own 2,515,673 shares of Common Stock. Carlson Capital, L.P. (“Carlson Capital”) is the investment manager of the Funds. Asgard Investment Corp. II (“Asgard II”) is the general partner of Carlson Capital. Asgard Investment Corp. (“Asgard “) is the sole shareholder of Asgard II. Clint D. Carlson is the President of Asgard II, Asgard, and Carlson Capital. As Carlson Capital’s general partner, Asgard, may, for purposes of Rule 13d-3 under the Exchange Act, be deemed to own beneficially 2,515,673 shares of Common Stock. As the President of Asgard and the Chief Executive Officer of Carlson Capital, Mr. Clint D. Carlson may, for purposes of Rule 13d-3 under the Exchange Act, be deemed to own beneficially 2,515,673 shares of Common Stock. Mr. Carlson, Asgard and Carlson Capital disclaim any beneficial ownership of shares of the Common Stock held by the Funds or by other investment funds and managed accounts.
(14)	Pursuant to a Schedule 13G filed on February 6, 2014 under Section 13(d) of the Exchange Act for The Vanguard Group, Inc. (“Vanguard”) and certain of its subsidiaries listed in such Schedule 13G, Vanguard has sole voting power over 48,899 shares of Common Stock and sole dispositive power over 2,444,178 shares of Common Stock.
(15)	Pursuant to a Schedule 13G/A filed on February 10, 2014 under Section 13(d) of the Exchange Act for Dimensional Fund Advisors LP (“Dimensional”) and certain of its subsidiaries listed in such Schedule 13G/A, Dimensional has sole voting power over 2,311,439 shares of Common Stock and sole dispositive power over 2,369,028 shares of Common Stock.
(16)	Pursuant to a Schedule 13G filed on February 14, 2014 under Section 13(d) of the Exchange Act, Birch Run Capital Advisors, LP (“Birch Run”), BRC Advisors GP, LLC (“BRC”), Daniel Beltzman and Gregory Smith beneficially own 2,066,570 shares of Common Stock. Birch Run and BRC do not have sole voting power or sole dispositive power over shares of Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

The information contained in Part II, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons, Promoters and Certain Control Persons

Pursuant to the Company’s plan of reorganization, Carlson Capital and Wexford Capital received their respective shares of Common Stock in exchange for the Company’s senior notes existing prior to its Chapter 11 reorganization in 2009. Furthermore, upon the Company’s exit from its Chapter 11 reorganization, the Company issued 20% Senior Subordinated Secured PIK Notes due 2014 (“PIK Notes”) in an aggregate principal amount of $61,112,000 to Carlson Capital, Wexford Capital and certain other purchasers (collectively, the “Purchasers”) in exchange for the Purchasers’ participation in the exit financing pursuant to the Company’s plan of reorganization. Carlson Capital, for which Mr. Pully, a current director, serves as General Counsel, was (together with its affiliates) the beneficial owner of 4,038,221 shares of Common Stock at the time of the transaction and owned $9,250,153 in principal amount of the Company’s PIK Notes. Mr. McCarthy, the former Chairman, is a Vice President and Senior Analyst at Wexford Capital, which (together with its affiliates) beneficially owned 7,058,630 shares of Common Stock at the time of the transaction and owned $16,670,605 in principal amount of the Company’s PIK Notes. The entire outstanding principal amount of the PIK Notes was paid on June 28, 2010. As of March 6, 2014, Carlson Capital beneficially owned 2,515,673 shares of Common Stock. Wexford Capital is no longer a principle holder of the Company’s common stock. See “Security Ownership of Certain Beneficial Owners and Management.”

Furthermore, Wexford Capital and Carlson Capital purchased $12.5 million and $12.0 million, respectively, in principal amount of the 8.25% Senior Notes due 2018, which we issued on February 14, 2011(the “2011 Senior Notes”). In addition, Carlson Capital purchased $7.0 million in principal amount of the 8.25% Senior Notes due 2018, which we issued on October 25, 2012 (the “2012 Senior Notes” and together with the 2011 Senior Notes, the “Senior Notes”). Both Wexford Capital and Carlson Capital acquired the Senior Notes on the same terms and conditions as other investors who acquired the Senior Notes from the initial purchasers of the Senior Notes.

Director Independence

Under the Company’s Corporate Governance Guidelines, a majority of the Board must be composed of directors who are independent under the listing standards of the NYSE. No director will be deemed to be independent unless the Board affirmatively determines that the director has no material relationship with the Company, either directly or as an officer, stockholder or partner of an organization that has a relationship with the Company. In its review of director independence, the Board considers all relevant facts and circumstances, including without limitation, all commercial, banking, consulting, legal, accounting, charitable or other business relationships any director may have with the Company. The Board has adopted categorical standards to assist it in making determinations of independence for directors. A copy of the Company’s Corporate Governance Guidelines is available on the Company’s website at www.eplweb.com.

Under the standards adopted by the Board, it has determined that each of Messrs. Buckner, Griffiths, Pully, and Wallace is independent.

Policies and Procedures

Pursuant to the Audit Committee Charter, the Audit Committee is responsible for the review, approval or ratification of transactions with related persons that are reportable under Item 404(a) of Regulation S-K. The Audit Committee conducts its review, approval or ratification of such transactions in accordance with the standards set forth in Section 144 of the Delaware General Corporation Law (the “DGCL”), which provides that such transactions will not be void or voidable solely because (a) of the related party nature of the transactions, (b) an interested director or officer is present or participates in the meeting of the Board or committee thereof that authorizes such transaction or (c) an interested director’s or officer’s votes are counted for such purpose if:

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

General

The following table sets forth the amount of audit fees, audit-related fees and tax fees billed or expected to be billed by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, for the years ended December 31, 2013 and 2012:

	2013	2012
Audit fees (1)	$685,700	$751,838
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—

Total Fees	$685,700	$751,838

(1)	Audit fees are fees paid to PricewaterhouseCoopers LLP for professional services related to the audit and quarterly reviews of our financial statements and for services that are normally provided by the accountant in connection with regulatory filings. Audit fees in 2013 include $23,000 related to services provided in connection with the acquisition of the Hilcorp Properties. Audit fees in 2012 include $105,100 related to services provided in connection with the 2012 Senior Notes offering and $155,000 related to services provided in connection with the acquisitions of the Hilcorp Properties and the ST41 Interests.
(2)	There were no audit-related fees (including expenses) with respect to 2013 and 2012.
(3)	There were no tax fees (including expenses) with respect to 2013 and 2012.
(4)	There were no other fees (including expenses) with respect to 2013 and 2012.

Pre-Approval Policies and Procedures

The Audit Committee has adopted procedures for pre-approving all audit and permissible non-audit services provided by the independent registered public accountants. Under such procedures, the Audit Committee will annually review and pre-approve the audit, review and attest services to be provided during the next audit cycle by the independent registered public accountants and may annually review and pre-approve permitted non-audit services to be provided during the next audit cycle by the independent registered public accountants. To the extent practicable, the Audit Committee will also review and approve a budget for such services. Services proposed to be provided by the independent registered public accountants that have not been pre-approved during the annual review and the fees for such proposed services must be pre-approved by the Audit Committee or its designated subcommittee. Additionally, fees for previously approved services that are expected to exceed the previously approved budget must also be pre-approved by the Audit Committee or its designated subcommittee. All requests or applications for the independent registered public accountants to provide services to the Company must be submitted to the Audit Committee or its designated subcommittee by the principal financial or accounting officer and must address whether, in his or her view, the request or application is consistent with applicable laws, rules and regulations relating to auditor independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents to be filed as part of this Annual Report

1. Financial Statements

All financial statements of the Company are set forth under Part II, Item 8 of the Original Filing.

2. Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or not required, or the information required thereby is included in the Financial Statements or the notes thereto included in the Original Filing.

3. Exhibits

EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
2.0*	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	5/6/2010

2.1*	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	1/18/2011

2.2*	Purchase and Sale Agreement dated October 28, 2011, by and between Stone Energy Offshore, LLC and Energy Partners, Ltd.	8-K	001-16179	2.2	11/2/2011

2.3*	Purchase and Sale Agreement between Hilcorp Energy GOM Holdings, LLC, as Seller and EPL Oil & Gas, Inc., as Buyer, dated September 14, 2012	8-K	001-16179	2.1	9/18/2012

2.4*	Purchase and Sale Agreement dated May 15, 2012, by and between W&T Offshore, Inc. and Energy Partners, Ltd.	8-K	001-16179	2.1	5/21/2012

2.5*	Purchase and Sale Agreement dated December 31, 2013, by and between Nexen Petroleum Offshore U.S.A. Inc. and EPL Oil & Gas, Inc.	8-K	001-16179	2.1	1/6/2014

2.6*	Agreement and Plan of Merger among EPL Oil & Gas, Inc., Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc. and Clyde Merger Sub, Inc., dated as of March 12, 2014	8-K	001-16179	2.1	3/13/2014

2.7	Amendment No. 1 to Agreement and Plan of Merger by and among EPL Oil & Gas, Inc., Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc. and Clyde Merger Sub, Inc., dated as of April 15, 2014					X

3.1*	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	9/21/2009

3.2*	Third Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.1	10/18/2012

3.3*	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012

3.4*	Composite copy of the Amended and Restated Certificate of Incorporation of EPL Oil & Gas, Inc., reflecting all amendments through September 1, 2012, the effective date of the certificate of ownership and merger	10-K	001-16179	3.4	3/7/2013

3.5*	Amendment to Third Amended and Restated Bylaws of EPL Oil & Gas, Inc., effective March 11, 2014	8-K	001-16179	3.1	3/13/2014

4.1*	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	2/15/2011

4.2*	Supplemental Indenture by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, the other Guarantors named therein and U.S. Bank National Association, as Trustee dated March 14, 2011	S-4	333-175567	4.2	7/14/2011

4.3*	Second Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012	10-K	001-16179	4.3	3/7/2013

4.4*	Indenture by and among EPL Oil & Gas, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, dated October 25, 2012	8-K	001-16179	4.1	10/30/2012

4.5*	First Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012	10-K	001-16179	4.5	3/7/2013

10.1*	Registration Rights Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the initial purchasers named therein dated February 14, 2011	8-K	001-16179	10.1	2/15/2011

10.2*	Registration Rights Agreement, by and among EPL Oil & Gas, Inc., the Guarantors named therein and the initial purchasers named therein dated October 25, 2012	8-K	001-16179	10.1	10/30/2012

10.3*	Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	8-K	001-16179	10.1	11/6/2012

10.4*	First Amendment to the Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	10-Q	001-16179	10.2	8/1/2013

10.5*	Exchange Agreement between Energy Partners, Ltd. and Mellon Investor Services LLC (operating with the service name BNY Shareowner Services), as Agent dated September 15, 2009	8-K	001-16179	10.4	9/25/2009

10.6†*	Change of Control Severance Plan effective as of March 24, 2005	8-K	001-16179	10.2	3/30/2005

10.7†*	First Amendment to Change of Control Severance Plan effective as of September 13, 2006	8-K	001-16179	10.3	9/14/2006

10.8†*	Second Amendment to Change of Control Severance Plan effective as of April 16, 2008	10-Q	001-16179	10.3	5/8/2008

10.9†*	Third Amendment to Change of Control Severance Plan dated November 13, 2008	8-K	001-16179	10.2	11/14/2008

10.10†*	Fourth Amendment to Change of Control Severance Plan, dated April 29, 2009	10-K	001-16179	10.8	3/11/2010

10.11†*	Fifth Amendment to Change of Control Severance Plan, dated April 12, 2010	10-Q	001-16179	10.2	8/5/2010

10.12†#	Sixth Amendment to Change of Control Severance Plan, dated May 1, 2012

10.13†#	Seventh Amendment to Change of Control Severance Plan, dated November 5, 2013

10.14*	Term sheet with the United States Department of the Interior, Minerals Management Service dated April 30, 2009	10-K	001-16179	10.6	8/5/2009

10.15†*	Employment Agreement dated as of October 1, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.1	10/6/2009

10.16†*	First Amendment to Employment Agreement dated as of April 12, 2010 between Energy Partners, Ltd. and Gary Hanna	10-Q	001-16179	10.3	8/5/2010

10.17†*	Option Award Agreement dated as of September 30, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	10/6/2009

10.18†*	Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.5	8/5/2009

10.19†*	Energy Partners, Ltd. 2009 Long Term Incentive Plan	S-8	333-162185	4.5	9/29/2009

10.20†*	First Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	10-K	001-16179	10.23	3/8/2012

10.21†*	Second Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	8-K	001-16179	99.1	5/3/2013

10.22†*	Form of 2009 Long Term Incentive Plan Option Award Agreement	8-K	001-16179	10.5	9/25/2009

10.23†*	Form of 2009 Long Term Incentive Plan Restricted Stock Agreement	8-K	001-16179	10.6	9/25/2009

10.24†*	Form of Indemnification Agreement for Directors	8-K	001-16179	10.1	11/24/2009

10.25†*	Form of Indemnification Agreement for Officers	8-K	001-16179	10.2	11/24/2009

10.26†*	Energy Partners, Ltd. Board Compensation Program	8-K	001-16179	10.1	11/12/2009

10.27†*	Second Amended and Restated Stock and Deferral Plan for Non-Employee Directors, dated as of November 6, 2009	8-K	001-16179	10.2	11/12/2009

10.28†*	Form of Director Deferred Share Agreement	8-K	001-16179	10.3	11/12/2009

10.29†*	Employment Agreement dated as of February 1, 2012 between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.24	3/8/2012

10.30†#	Fifth Amendment to Employee Change of Control Severance Plan, dated November 5, 2013

10.31*	Form of Energy XXI Voting Agreement, dated as of March 12, 2014	8-K	001-16179	10.1	3/13/2014

10.32*	Form of EPL Voting Agreement, dated as of March 12, 2014	8-K	001-16179	10.2	3/13/2014

16.1*	Letter from KPMG LLP dated July 1, 2010, addressed to the Securities and Exchange Commission	8-K	001-16179	16.1	7/1/2010

21.1#	Subsidiaries of EPL Oil & Gas, Inc.

23.1#	Consent of PricewaterhouseCoopers LLP.

23.2#	Consent of Netherland, Sewell & Associates, Inc

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1#	Report of Independent Petroleum Engineers (Netherland, Sewell & Associates, Inc) dated as of February 7, 2014

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
†	The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
#	Previously filed or furnished, as applicable, as an exhibit to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2014	EPL OIL & GAS, INC.

	By:	/s/ Gary C. Hanna
Gary C. Hanna
President, Chief Executive Officer and Chairman of the Board

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
2.0*	Second Amended Joint Plan of Reorganization of Energy Partners, Ltd. and certain of its Subsidiaries Under Chapter 11 of the Bankruptcy Code, as Modified as of September 16, 2009	10-Q	001-16179	2.0	5/6/2010

2.1*	Purchase and Sale Agreement dated January 13, 2011, by and between Anglo-Suisse Offshore Partners, LLC and Energy Partners, Ltd.	8-K	001-16179	2.1	1/18/2011

2.2*	Purchase and Sale Agreement dated October 28, 2011, by and between Stone Energy Offshore, LLC and Energy Partners, Ltd.	8-K	001-16179	2.2	11/2/2011

2.3*	Purchase and Sale Agreement between Hilcorp Energy GOM Holdings, LLC, as Seller and EPL Oil & Gas, Inc., as Buyer, dated September 14, 2012	8-K	001-16179	2.1	9/18/2012

2.4*	Purchase and Sale Agreement dated May 15, 2012, by and between W&T Offshore, Inc. and Energy Partners, Ltd.	8-K	001-16179	2.1	5/21/2012

2.5*	Purchase and Sale Agreement dated December 31, 2013, by and between Nexen Petroleum Offshore U.S.A. Inc. and EPL Oil & Gas, Inc.	8-K	001-16179	2.1	1/6/2014

2.6*	Agreement and Plan of Merger among EPL Oil & Gas, Inc., Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc. and Clyde Merger Sub, Inc., dated as of March 12, 2014	8-K	001-16179	2.1	3/13/2014

2.7	Amendment No. 1 to Agreement and Plan of Merger by and among EPL Oil & Gas, Inc., Energy XXI (Bermuda) Limited, Energy XXI Gulf Coast, Inc. and Clyde Merger Sub, Inc., dated as of April 15, 2014					X

3.1*	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	9/21/2009

3.2*	Third Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.1	10/18/2012

3.3*	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012

3.4*	Composite copy of the Amended and Restated Certificate of Incorporation of EPL Oil & Gas, Inc., reflecting all amendments through September 1, 2012, the effective date of the certificate of ownership and merger	10-K	001-16179	3.4	3/7/2013

3.5*	Amendment to Third Amended and Restated Bylaws of EPL Oil & Gas, Inc., effective March 11, 2014	8-K	001-16179	3.1	3/13/2014

4.1*	Indenture by and among Energy Partners, Ltd., as Issuer, the Guarantors named therein and U.S. Bank National Association, as Trustee dated February 14, 2011	8-K	001-16179	4.1	2/15/2011

4.2*	Supplemental Indenture by and among Anglo-Suisse Offshore Pipeline Partners, LLC, as a Guarantor, Energy Partners, Ltd., as Issuer, the other Guarantors named therein and U.S. Bank National Association, as Trustee dated March 14, 2011	S-4	333-175567	4.2	7/14/2011

4.3*	Second Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012	10-K	001-16179	4.3	3/7/2013

4.4*	Indenture by and among EPL Oil & Gas, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee, dated October 25, 2012	8-K	001-16179	4.1	10/30/2012

4.5*	First Supplemental Indenture by and among Hilcorp Energy GOM, LLC, as a Guarantor, EPL Oil & Gas, Inc., as Issuer, the other Guarantors named therein, and U.S. Bank National Association, as Trustee dated October 31, 2012	10-K	001-16179	4.5	3/7/2013

10.1*	Registration Rights Agreement by and among Energy Partners, Ltd., the Guarantors named therein and the initial purchasers named therein dated February 14, 2011	8-K	001-16179	10.1	2/15/2011

10.2*	Registration Rights Agreement, by and among EPL Oil & Gas, Inc., the Guarantors named therein and the initial purchasers named therein dated October 25, 2012	8-K	001-16179	10.1	10/30/2012

10.3*	Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	8-K	001-16179	10.1	11/6/2012

10.4*	First Amendment to the Amended and Restated Credit Agreement by and among EPL Oil & Gas, Inc., as Borrower, Bank of Montreal, as Administrative Agent, and certain financial institutions party thereto, as Lenders, dated as of October 31, 2012	10-Q	001-16179	10.2	8/1/2013

10.5*	Exchange Agreement between Energy Partners, Ltd. and Mellon Investor Services LLC (operating with the service name BNY Shareowner Services), as Agent dated September 15, 2009	8-K	001-16179	10.4	9/25/2009

10.6†*	Change of Control Severance Plan effective as of March 24, 2005	8-K	001-16179	10.2	3/30/2005

10.7†*	First Amendment to Change of Control Severance Plan effective as of September 13, 2006	8-K	001-16179	10.3	9/14/2006

10.8†*	Second Amendment to Change of Control Severance Plan effective as of April 16, 2008	10-Q	001-16179	10.3	5/8/2008

10.9†*	Third Amendment to Change of Control Severance Plan dated November 13, 2008	8-K	001-16179	10.2	11/14/2008

10.10†*	Fourth Amendment to Change of Control Severance Plan dated April 29, 2009	10-K	001-16179	10.8	3/11/2010

10.11†*	Fifth Amendment to Change of Control Severance Plan April 12, 2010	10-Q	001-16179	10.2	8/5/2010

10.12†#	Sixth Amendment to Change of Control Severance Plan, dated May 1, 2012

10.13†#	Seventh Amendment to Change of Control Severance Plan, dated November 5, 2013

10.14*	Term sheet with the United States Department of the Interior, Minerals Management Service dated April 30, 2009	10-K	001-16179	10.6	8/5/2009

10.15†*	Employment Agreement dated as of October 1, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.1	10/6/2009

10.16†*	First Amendment to Employment Agreement dated as of April 12, 2010 between Energy Partners, Ltd. and Gary Hanna	10-Q	001-16179	10.3	8/5/2010

10.17†*	Option Award Agreement dated as of September 30, 2009 between Energy Partners, Ltd. and Gary Hanna	8-K	001-16179	10.2	10/6/2009

10.18†*	Settlement Agreement dated as of June 23, 2009 by and between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.5	8/5/2009

10.19†*	Energy Partners, Ltd. 2009 Long Term Incentive Plan	S-8	333-162185	4.5	9/29/2009

10.20†*	First Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	10-K	001-16179	10.23	3/8/2012

10.21†*	Second Amendment to the Energy Partners, Ltd. 2009 Long Term Incentive Plan	8-K	001-16179	99.1	5/3/2013

10.22†*	Form of 2009 Long Term Incentive Plan Option Award Agreement	8-K	001-16179	10.5	9/25/2009

10.23†*	Form of 2009 Long Term Incentive Plan Restricted Stock Agreement	8-K	001-16179	10.6	9/25/2009

10.24†*	Form of Indemnification Agreement for Directors	8-K	001-16179	10.1	11/24/2009

10.25†*	Form of Indemnification Agreement for Officers	8-K	001-16179	10.2	11/24/2009

10.26†*	Energy Partners, Ltd. Board Compensation Program	8-K	001-16179	10.1	11/12/2009

10.27†*	Second Amended and Restated Stock and Deferral Plan for Non-Employee Directors, dated as of November 6, 2009	8-K	001-16179	10.2	11/12/2009

10.28†*	Form of Director Deferred Share Agreement	8-K	001-16179	10.3	11/12/2009

10.29†*	Employment Agreement dated as of February 1, 2012 between Energy Partners, Ltd. and John H. Peper	10-K	001-16179	10.24	3/8/2012

10.30†#	Fifth Amendment to Employee Change of Control Severance Plan, dated November 5, 2013

10.31*	Form of Energy XXI Voting Agreement, dated as of March 12, 2014	8-K	001-16179	10.1	3/13/2014

10.32*	Form of EPL Voting Agreement, dated as of March 12, 2014	8-K	001-16179	10.2	3/13/2014

16.1*	Letter from KPMG LLP dated July 1, 2010, addressed to the Securities and Exchange Commission	8-K	001-16179	16.1	7/1/2010

21.1#	Subsidiaries of EPL Oil & Gas, Inc.

23.1#	Consent of PricewaterhouseCoopers LLP.

23.2#	Consent of Netherland, Sewell & Associates, Inc

31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Section 1350 Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Section 1350 Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1#	Report of Independent Petroleum Engineers (Netherland, Sewell & Associates, Inc) dated as of February 7, 2014

101.INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated herein by reference as indicated.
†	The exhibits marked with the cross symbol (†) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
#	Previously filed or furnished, as applicable, as an exhibit to the Original Filing.