Form 10-Q
period 2015-03-31
EPL OIL & GAS, INC.
filed 2015-05-15
CIK 750199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Certain statements and information in this quarterly report on Form 10-Q (the “Quarterly Report”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:

•	our business strategy;
•	further or sustained declines in the prices we receive for our oil and gas production;
•	our future financial condition, results of operations, revenues, cash flows and expenses;
•	our future levels of indebtedness, liquidity, and compliance with debt covenants;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	the need to take ceiling test impairments due to lower commodity prices;
•	hedging activities exposing us to pricing and counterparty risk;
•	uncertainties in estimating our oil and gas reserves;
•	replacing our oil and gas reserves;
•	uncertainties in exploring for and producing oil and gas;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, field service providers and transportation;
•	disruption of operations and damages due to hurricanes or tropical storms;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements;
•	costs associated with perfecting title for mineral rights in some of our properties; and
•	estimates of proved reserve quantities and net present values of those reserves.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Transition Report on Form 10-K for the period ended June 30, 2014 (the “2014 Transition Report”) and Part II, “Item 1A. Risk Factors” in this Quarterly Report.

ii

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

iii

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95	$5,601
Trade accounts receivable – net	53,992	72,301
Derivative financial instruments	2,906	—
Deferred tax asset	16,760	24,587
Prepaid expenses	6,135	26,521
Total current assets	79,888	129,010
Property and equipment, under the full cost method of accounting, including $679.1 million and $908.5 million of unevaluated properties not being amortized at March 31, 2015 and June 30, 2014, respectively	2,053,534	3,205,187
Goodwill	—	329,293
Restricted cash	6,024	6,023
Other assets and debt issuance costs, net of accumulated amortization	1,068	317
Total assets	$2,140,514	$3,669,830
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$30,398	$92,981
Due to EGC	182,792	4,960
Accrued liabilities	72,397	161,518
Asset retirement obligations	39,831	39,831
Derivative financial instruments	—	26,440
Current maturities of long-term debt	3,176	—
Total current liabilities	328,594	325,730
Long-term debt, less current maturities	692,855	1,025,566
Intercompany promissory note	325,000	—
Asset retirement obligations	214,355	232,864
Deferred tax liabilities	49,308	483,798
Derivative financial instruments	—	2,140
Other	—	6
Total liabilities	1,610,112	2,070,104
Commitments and contingencies (Note 12)
Stockholder’s equity:
Preferred stock, par value $0.001 per share. Authorized 1,000,000 shares; no shares issued and outstanding at March 31, 2015 and June 30, 2014	—	—
Common stock, par value $0.001 per share. Authorized 75,000,000 shares; 1,000 shares issued and outstanding at March 31, 2015 and June 30, 2014	—	—
Additional paid-in capital	1,599,341	1,599,341
Accumulated other comprehensive income (loss)	3,790	(6,252)
Retained earnings (accumulated deficit)	(1,072,729)	6,637
Total stockholder’s equity	530,402	1,599,726
Total liabilities and stockholder’s equity	$2,140,514	$3,669,830

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share data)

	SUCCESSOR COMPANY		PREDECESSOR COMPANY
	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Revenue:
Oil and natural gas	$87,253	$417,043	$158,470	$483,229
Other	—	932	1,021	2,864
Total revenue	87,253	417,975	159,491	486,093
Costs and expenses:
Lease operating	49,571	161,175	41,734	123,203
Transportation	543	2,317	900	3,125
Exploration expenditures and dry hole costs	—	—	4,941	23,033
Impairment of oil and natural gas properties	430,859	1,113,727	61	827
Goodwill impairment	—	329,293	—	—
Depreciation, depletion and amortization	73,576	235,868	45,645	146,146
Accretion of liability for asset retirement obligations	5,509	17,788	6,997	23,098
General and administrative	11,998	26,850	10,287	23,923
Taxes, other than on earnings	3,057	7,529	2,472	8,363
Gain on sales of assets	—	—	—	(1,825)
Other	(3)	18	(942)	27,457
Total costs and expenses	575,110	1,894,565	112,095	377,350
Income (loss) from operations	(487,857)	(1,476,590)	47,396	108,743
Other income (expense):
Interest income	6	10	10	82
Interest expense	(12,558)	(34,406)	(13,304)	(39,479)
Loss on derivative instruments	(579)	(635)	(13,142)	(68,482)
Total other expense	(13,131)	(35,031)	(26,436)	(107,879)
Income (loss) before income taxes	(500,988)	(1,511,621)	20,960	864
Income tax expense (benefit)	(190,471)	(432,255)	7,629	875
Net income (loss)	$(310,517)	$(1,079,366)	$13,331	$(11)
Basic income (loss) per share			$0.34	$—
Diluted income (loss) per share			$0.34	$—
Weighted average common shares used in computing income (loss) per share:
Basic			38,714	38,648
Diluted			39,233	38,648

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015
Net loss	$(310,517)	$(1,079,366)
Other comprehensive income (loss)
Crude oil and natural gas cash flow hedges
Unrealized change in fair value net of ineffective portion	(954)	43,220
Effective portion reclassified to earnings during the period	(2,510)	(27,586)
Total other comprehensive income (loss)	(3,464)	15,634
Deferred income tax expense (benefit)	(1,282)	5,592
Net other comprehensive income (loss)	(2,182)	10,042
Comprehensive loss	$(312,699)	$(1,069,324)

See accompanying notes to condensed consolidated financial statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	SUCCESSOR COMPANY	PREDECESSOR COMPANY
	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(1,079,366)	$(11)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	235,868	146,146
Accretion of liability for asset retirement obligations	17,788	23,098
Change in derivative financial instruments
Proceeds from sale of derivative financial instruments	4,559	—
Unrealized (gain) loss on derivative financial instruments	(1,256)	44,438
Non-cash compensation	—	6,321
Deferred income taxes	(432,255)	1,025
Exploration expenditures	—	1,876
Impairment of oil and natural gas properties	1,113,727	827
Goodwill impairment	329,293	—
Amortization of premium, discount and deferred financing costs on debt	(7,688)	4,149
Gain on sales of assets	—	(1,825)
Other	—	20,905
Changes in operating assets and liabilities:
Trade accounts receivable	19,267	(8,433)
Prepaid expenses and other assets	20,702	11,057
Accounts payable and accrued liabilities	(91,270)	50,034
Asset retirement obligation settlements	(39,025)	(41,584)
Net cash provided by operating activities	90,344	258,023
Cash flows provided by (used in) investing activities:
Decrease in restricted cash	—	51,757
Property acquisitions	(350)	(83,412)
Deposit for Nexen Acquisition	—	(7,040)
Capital expenditures	(271,496)	(268,905)
Other property and equipment additions	(58)	(984)
Proceeds from sale of assets	—	80
Net cash used in investing activities	(271,904)	(308,504)
Cash flows provided by (used in) financing activities:
Proceeds from (repayments of) indebtedness	(325,000)	55,000
Proceeds from intercompany promissory note	325,000	—
Advances from EGC	177,832	—
Deferred financing costs	(1,089)	(206)
Purchase of shares into treasury	—	(4,544)
Exercise of stock options	—	794
Other	(689)	—
Net cash provided by financing activities	176,054	51,044
Net increase (decrease) in cash and cash equivalents	(5,506)	563
Cash and cash equivalents at beginning of period	5,601	3,885
Cash and cash equivalents at end of period	$95	$4,448

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

The Merger resulted in EPL becoming an indirect, wholly-owned subsidiary of Energy XXI. Therefore, in the preparation of our financial statements, we have applied “pushdown” accounting, based on guidance from the Securities and Exchange Commission (“SEC”). Pushdown accounting refers to the use of the acquiring entity’s basis of accounting in the preparation of the acquired entity’s financial statements. As a result, our separate financial statements reflect the new basis of accounting recorded by Energy XXI upon the acquisition. As such, in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), due to our new basis of accounting, our financial statements include a black line denoting that our financial statements covering periods prior to the date of the Merger are not comparable to our financial statements as of and subsequent to the date of the Merger. References to the “Predecessor Company” refer to reporting dates of the Company through June 3, 2014, reflecting results of operations and cash flows of the Company prior to the Merger on our historical accounting basis; subsequent thereto, the Company is referred to as the “Successor Company,” reflecting the impact of pushdown accounting and the results of operations and cash flows of the Company subsequent to the Merger.

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

Recent Accounting Pronouncements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. ASU No. 2014-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are evaluating the impact of the pending adoption of ASU No. 2014-09 on our financial position and results of operations and have not yet determined the method that will be adopted.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance will be applied on a retrospective basis. We are currently evaluating the provisions of ASU 2015-03 and assessing the impact it may have on our consolidated financial position, results of operations or cash flows.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Acquisitions

The South Pass 49 Transfer

On June 3, 2014, Energy XXI GOM, LLC, transferred an asset package to us consisting of certain shallow-water GoM shelf oil and natural gas interests in our South Pass 49 field (the “SP49 Interests”) for $230.0 million to reflect an economic effective date of June 1, 2014 (the “SP49 Transfer”). Prior to the SP49 Transfer, we owned a 43.5% working interest in certain of these assets, and Energy XXI owned a 56.5% working interest in certain of these assets as well as 100% interest in additional assets in the field. As a result of the SP49 Transfer, we have become the sole working interest owner of the South Pass 49 field. We financed the SP49 Transfer with borrowings of approximately $135 million under our prior credit facility and a $95 million capital contribution from EGC.

The following table summarizes the assets acquired and liabilities assumed in the transfer.

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

Results of Operations and Pro Forma Information

Revenues and lease operating expenses attributable to acquired interests and properties were as follows:

	SUCCESSOR COMPANY		PREDECESSOR COMPANY
(In thousands)	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
SP49 Interests:
Revenues	$8,311	$35,342	$—	$—
Lease operating expenses	$837	$5,200	$—	$—
EI Interests:
Revenues	$4,711	$24,703	$8,380	$8,380
Lease operating expenses	$6,030	$16,026	$3,656	$3,656
WD29 Interests:
Revenues	$1,683	$8,428	$3,232	$6,243
Lease operating expenses	$238	$609	$59	$103

We have determined that the presentation of net income attributable to the acquired interests and properties is impracticable due to the integration of the related operations upon acquisition.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Acquisitions  – (continued)

The following supplemental pro forma information presents consolidated results of operations as if the WD 29 Acquisition, the Nexen Acquisition and the SP49 Transfer had occurred on July 1, 2012. In addition, this information has been prepared to reflect the Merger and pushdown accounting as if it occurred on July 1, 2012. The supplemental unaudited pro forma information was derived from a) our historical condensed consolidated statements of operations and b) unaudited revenues and direct operating expenses of the SP49 Interests, WD29 Interests and the EI Interests as derived from the records of the applicable seller provided to us in connection with the acquisitions. This information does not purport to be indicative of results of operations that would have occurred had the transactions occurred on July 1, 2012, nor is such information indicative of any expected future results of operations. The most significant pro forma adjustments for the three and nine months ended March 31, 2014, were the following:

a.	Exclude $5.0 million and $22.0 million, respectively, of exploration costs, impairment expense and gain on sales of assets accounted for under the successful efforts method of accounting to correspond with the full cost method of accounting.
b.	Increase DD&A expense by $25.0 million and $82.6 million, respectively, to correspond with the full cost method of accounting.
c.	Decrease interest expense $3.4 million and $10.0 million, respectively, to reflect non-cash premium amortization due to the adjustment to fair value associated with the $510 million face value of our 8.25% senior notes due February 2018 (the “8.25% Senior Notes”).

	PRO FORMA
(in thousands, except per share data)	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Revenue	$176,833	$563,103
Net income	11,434	2,289
Basic income per share	0.29	0.06
Diluted income per share	0.29	0.06

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

At September 30, 2014, we conducted a qualitative goodwill impairment assessment by examining relevant events and circumstances that could have a negative impact on our goodwill, such as macroeconomic conditions, industry and market conditions, cost factors that have a negative effect on earnings and cash flows, overall financial performance, dispositions and acquisitions, and any other relevant events or circumstances. After assessing the relevant events and circumstances for the qualitative impairment assessment, we determined that performing a quantitative goodwill impairment test was necessary. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than the carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves for oil and natural gas and an increase in our weighted average cost of capital used to estimate fair value, both factors which adversely impacted the fair value of our estimated reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there was no remaining implied fair value attributable to goodwill. As a result, we recorded a goodwill impairment charge of $329.3 million to reduce the carrying value of goodwill to zero at September 30, 2014.

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

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
	(in thousands, except per share data)
Income (numerator):
Net income (loss)	$13,331	$(11)
Net income attributable to participating securities	(166)	—
Net income (loss) attributable to common shares	$13,165	$(11)
Weighted average shares (denominator):
Weighted average shares – basic	38,714	38,648
Dilutive effect of stock options	519	—
Weighted average shares – diluted	39,233	38,648
Basic income (loss) per share	$0.34	$(0.00)
Diluted income (loss) per share	$0.34	$(0.00)

The following table indicates the number of shares underlying outstanding stock-based awards excluded from the computation of dilutive weighted average shares because their effect was antidilutive for the period indicated.

	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
	(in thousands)	(in thousands)
Weighted average shares	497	1,281

(5) Property and Equipment

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to the net full cost pool of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. For the three and nine months ended March 31, 2015, our ceiling test computations resulted in impairment of our oil and natural gas properties of $430.9 million and $1,113.7 million, respectively.

The ceiling test computation takes into account the impact of our cash flow hedges at the end of each financial reporting period. For the three and nine months ended March 31, 2015, our ceiling test computations would have resulted in impairment of our oil and natural gas properties of $415.7 million and $1,106.0 million, respectively, had the effects of the cash flow hedges not been considered in the computation.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6) Asset Retirement Obligations

The following table reconciles the beginning and ending aggregate recorded amount of our asset retirement obligations.

Nine Months Ended March 31, 2015
(in thousands)
Beginning of period total	$272,695
Accretion expense	17,788
Liabilities incurred and true-up to liabilities settled	2,728
Liabilities settled	(39,025)
End of period total	254,186
Less: Current portion	(39,831)
End of period, noncurrent portion	$214,355

(7) Indebtedness

The following table sets forth our indebtedness.

	March 31, 2015	June 30, 2014
	(In thousands)
8.25% Senior Notes due 2018	$542,855	$550,566
Revolving Credit Sub-Facility	150,000	475,000
Intercompany Promissory Note	325,000	—
Derivative instruments premium financing	3,176	—
Total debt	1,021,031	1,025,566
Less: current maturities	(3,176)	—
Total indebtedness including intercompany promissory note	$1,017,855	$1,025,566

Revolving Credit Sub-Facility

On March 3, 2015, EGC and EPL entered into the Tenth Amendment (the “Tenth Amendment”) to their second amended and restated first lien credit agreement (the “First Lien Credit Agreement” or “Revolving Credit Facility”) in connection with the issuance of $1.45 billion in aggregate principal amount of EGC’s 11.0% senior secured second lien notes due 2020 (the “11.0% Notes”). Pursuant to the terms of the Tenth Amendment, the lenders under the First Lien Credit Agreement reduced the borrowing base for EGC to $500.0 million, of which such amount $150.0 million is the borrowing base for EPL under the sub-facility established for EPL under the First Lien Credit Agreement (“Revolving Credit Sub-Facility”). The borrowing bases are to remain effective until the next redetermination thereof under the terms of the First Lien Credit Agreement. In addition to the reduction of the borrowing base, under the Tenth Amendment, the following changes, among others, to the First Lien Credit Agreement were effective:

•	addition of provisions to permit EGC to make a loan to us in the amount of $325 million using proceeds from the incurrence of additional permitted second lien or third lien indebtedness of EGC and for us to secure such loan by providing liens on substantially all of our assets that are second in priority to the liens of the lenders under the First Lien Credit Agreement pursuant to the terms of an intercreditor agreement and restricting the transfer of EGC’s rights in respect of such loan or making any prepayment or otherwise making modifications of the terms of such arrangements;

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7) Indebtedness  – (continued)

•	change in the definition of the stated maturity date of the First Lien Credit Agreement so that it accelerates from April 9, 2018 (the scheduled date of maturity) to a date 210 days prior to the date of maturity of EGC’s outstanding 9.25% unsecured notes due December 2017 if such notes are not prepaid, redeemed or refinanced prior to such prior date, or to a date 210 days prior to the date of maturity of the 8.25% Senior Notes if such notes are not prepaid, redeemed or refinanced prior to such prior date, or otherwise to a date that is 180 days prior to the date of maturity of any other permitted second lien or permitted third lien indebtedness or certain permitted unsecured indebtedness or any refinancings of such indebtedness if such indebtedness would come due prior to April 9, 2018;
•	elimination, addition, or modification of certain financial covenants;
•	setting the applicable commitment fee under the First Lien Credit Agreement at 0.50% and providing that outstanding amounts drawn under the First Lien Credit Agreement bear interest at either the applicable London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.75% to 3.75% or an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%;
•	increase of the threshold requirement for oil and gas properties required to be secured by mortgages to 90% of the value of EGC and its subsidiaries’ (other than our properties until we become guarantors of the EGC indebtedness under the First Lien Credit Agreement) proved reserves and proved developed producing reserves, but allowing the threshold for our properties (until we become guarantors of the EGC indebtedness under the First Lien Credit Agreement) to remain at 85%;
•	addition of certain further restrictions on the prepayment and repayment of outstanding note indebtedness of EGC and its subsidiaries, including the prohibition on using proceeds from credit extensions under the First Lien Credit Agreement for any such prepayment or repayment and the requirement that EGC have net liquidity at the time thereof of at least $250 million;
•	modification to the restricted payment covenant to substantially limit the ability of EGC to make distributions and dividends to parent entities, provided that a distribution of the Grand Isle gathering system and related equipment and other assets is permitted;
•	qualification on the ability of EGC and its subsidiaries to refinance outstanding indebtedness by requiring that EGC have pro forma net liquidity of $250 million at the time of such refinancing; and
•	modification of the asset disposition covenant to require lender consent for any such disposition that would have the effect of reducing the borrowing base by more than $5 million in the aggregate; provided, however, that such provision is expressly deemed not to be applicable to certain sales relating to the Grand Isle gathering system that are the subject of current marketing efforts of EGC, as long as EGC and its subsidiaries meet certain obligations, such as, among others, maintaining the proceeds from such sales in accounts that are subject to the liens of the lenders.

The First Lien Credit Agreement, as amended, requires that EPL and EGC maintain certain financial covenants separately for so long as the 8.25% Senior Notes remain outstanding. We are currently subject to the following financial covenants: (a) a consolidated maximum first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum secured leverage ratio of no more than 3.75 to 1.0. If the 8.25% Senior Note are no longer outstanding and certain other conditions are met, EGC will be subject to the following financial covenants on a consolidated basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0, (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0, provided that if the 8.25% Senior Notes are refinanced with new secured debt, the liens of which are junior in priority to the Revolving Credit Facility indebtedness, then the maximum ratio permitted would be 4.25 to 1.0, and (c) a minimum current ratio of no less than 1.0 to 1.0.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7) Indebtedness  – (continued)

Our Revolving Credit Sub-Facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. As of March 31, 2015, EPL and EGC were in compliance with all financial covenants under the First Lien Credit Agreement, and EPL had $150.0 million in borrowings under the Revolving Credit Sub-Facility. As of March 31, 2015, we have fully utilized amounts available under our Revolving Credit Sub-Facility.

For additional information regarding our Revolving Credit Sub-Facility, see Note 8, “Indebtedness,” of our 2014 Transition Report.

Promissory Note

On March 12, 2015, in connection with EGC’s issuance of the 11.0% Notes, we entered into a $325.0 million secured second lien promissory note between us, as the maker, and EGC, as the payee (the “Promissory Note”). Proceeds from the Promissory Note were used to repay a like amount of the outstanding borrowings under the Revolving Credit Sub-Facility. The Promissory Note bears interest at an annual rate of 10%, has a maturity date of October 9, 2018, and is secured by a second priority lien on certain of our assets that secure the obligations under the First Lien Credit Agreement. EGC may release the collateral securing the Promissory Note at any time. The note has not been, and will not be, registered under the Securities Act of 1933, as amended or the securities laws of any other jurisdiction. We have an option to prepay this note in whole or in part at any time, without penalty or premium. The note bears interest from the date of issuance with interest due quarterly, in arrears, on January 5th, April 5th, July 5th, and October 5th, beginning September 5, 2015.

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

Derivative Instruments Premium Financing

We finance premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedge transactions are with lenders under the Revolving Credit Sub-Facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the Revolving Credit Sub-Facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value, net of derivative instrument premium financing. As of March 31, 2015, our outstanding derivative instruments premium financing discounted at our approximate borrowing cost of 2.5% per annum totaled $3.2 million.

(8) Derivative Financial Instruments

We enter into derivative instruments to reduce exposure to fluctuations in the price of oil and natural gas for a portion of our production. Our fixed-price swaps fix the sales price for a limited amount of our production and, for the contracted volumes, eliminate our ability to benefit from increases in the sales price of the production. Derivative instruments are carried at their fair value on the consolidated balance sheets as Derivative financial instruments. Prior to the Merger, we did not designate derivative instruments as hedges, and all gains and losses due to changes in fair market value and contract settlements were recorded in Loss on derivative instruments in Other income (expense) in the condensed consolidated statements of operations.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8) Derivative Financial Instruments  – (continued)

Subsequent to the Merger, we designate a majority of our derivative financial instruments as cash flow hedges. No components of the cash flow hedging instruments are excluded from the assessment of hedge ineffectiveness. Any gains or losses resulting from the change in fair value from hedging transactions that are determined to be ineffective are recorded as a loss (gain) on derivative financial instruments, whereas gains and losses from the settlement of cash flow hedging contracts are recorded in crude oil and natural gas revenue in the same period during which the hedged transactions are settled. See Note 9, “Fair Value Measurements” for information regarding fair values of our derivative instruments.

In connection with the Merger, Energy XXI assumed our existing hedges with contract terms beginning in June 2014 through December 2015. Our oil contracts were primarily swaps and benchmarked to Argus-LLS and Brent. During the quarter ended December 31, 2014, we monetized all the calendar 2015 Brent swap contracts, keeping one natural gas contract intact, and received proceeds of $4.6 million. These monetized amounts received along with a $2.9 million positive change in fair value of the monetized contracts have been recorded in stockholders’ equity as part of accumulated other comprehensive income (“AOCI”) and will be recognized in income over the contract life of the underlying hedge contracts through December 31, 2015. During the three months ended March 31, 2015, we recognized approximately $1.9 million of monetized amounts into revenues. As of March 31, 2015, we had $5.7 million of monetized amounts remaining in AOCI of which approximately $1.9 million will be recognized in income during each of the quarters ending June 30, 2015, September 30, 2015, and December 31, 2015.

During January 2015, we entered into Argus-LLS three-way collars on 7,000 barrels of our estimated oil production per day from February through December 2015.

The following table sets forth our derivative instrument outstanding as of March 31, 2015.

Oil Contracts

	Type of Contract	Index	Volume (MMBtu)	Weighted Average Contract Price
Remaining Contract Term				Sub Floor	Floor	Ceiling
April 2015 – December 2015	Three-Way Collars	ARGUS-LLS	1,925	$32.86	$45.00	$75.71

Gas Contracts

Remaining Contract Term	Type of Contract	Index	Volume (MMBtu)	Swap Fixed Price ($/Mmbtu)
April 2015 – December 2015	Fixed Price Swaps	NYMEX-HH	1,183	$4.31

For the three and nine months ended March 31, 2015, we reclassified from AOCI a gain of approximately $2.5 million and $27.6 million to oil and natural gas revenue, respectively. The amount expected to be reclassified from AOCI to income in the next 12 months is a gain of $6.0 million ($3.8 million net of tax) on our commodity hedges. The estimated and actual amounts are likely to vary significantly due to changes in market conditions.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8) Derivative Financial Instruments  – (continued)

The effect of derivative financial instruments on our condensed consolidated statements of operations was as follows:

	SUCCESSOR COMPANY		PREDECESSOR COMPANY
	Three Months Ended March 31, 2015	Nine Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2014
Location of (Gain) Loss in Statement of Operations
Cash Settlements
Oil sales	$(1,170)	$(25,578)	$—	$—
Natural gas sales	(660)	(1,328)	—	—
Total cash settlements	(1,830)	(26,906)	—	—
Commodity Derivative Instruments designated as hedging instruments:
Loss on derivative financial instruments
Ineffective portion of commodity derivative instruments	579	579	—	—
Commodity Derivative Instruments not designated as hedging instruments:
Loss on derivative financial instruments
Realized mark to market loss	—	55	(3,746)	3,409
Unrealized mark to market loss	—	1	16,888	65,073
Total loss on derivative financial instruments	579	635	13,142	68,482
Total (gain) loss	$(1,251)	$(26,271)	$13,142	$68,482

We monitor the creditworthiness of our counterparties. However, we are not able to predict sudden changes in counterparties’ creditworthiness. In addition, even if such changes are not sudden, we may be limited in our ability to mitigate an increase in counterparty credit risk. Possible actions would be to transfer our position to another counterparty or request a voluntary termination of the derivative contracts resulting in a cash settlement. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and could incur a loss. At March 31, 2015, we had no deposits for collateral with our counterparties.

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

As of March 31, 2015 and June 30, 2014, we held certain financial assets and liabilities that are required to be measured at fair value on a recurring basis, primarily our derivative financial instruments. We estimate the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections is

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9) Fair Value Measurements  – (continued)

based on published LIBOR rates. The fair values of derivative financial instruments in an asset position include a measure of counterparty nonperformance risk, and the fair values of derivative financial instruments in a liability position include a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. These price inputs are quoted prices for assets and liabilities similar to those held by us and meet the definition of Level 2 inputs within the fair value hierarchy.

The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis.

	March 31, 2015	June 30, 2014
	(in thousands)
Assets
Derivative financial instruments designated as hedging instruments
Current	$5,981	$—
Noncurrent	—	—
Total gross derivative financial instruments subject to enforceable netting agreement	5,981	—
Gross amounts offset in balance sheet	(3,075)	—
Net amounts presented in balance sheet	$2,906	$—
Liabilities
Derivative financial instruments designated as hedging instruments
Current	$3,075	$26,440
Noncurrent	—	2,140
Total gross derivative financial instruments subject to enforceable netting agreement	3,075	28,580
Gross amounts offset in balance sheet	(3,075)	—
Net amounts presented in balance sheet	$—	$28,580

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

The following table sets forth the carrying values and estimated fair values of our long-term indebtedness.

	March 31, 2015		June 30, 2014
	(In thousands)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.25% Senior Notes	$542,855	$379,760	$550,566	$545,700
Promissory Note	325,000	325,000	—	—
Revolving Credit Sub-Facility	150,000	150,000	475,000	475,000
Total	$1,017,855	$854,760	$1,025,566	$1,020,700

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9) Fair Value Measurements  – (continued)

The 8.25% Senior Notes contain an option to redeem up to 35% of the aggregate principal amount of the notes outstanding with the net cash proceeds of certain equity offerings. This option is considered an embedded derivative and is classified as a Level 3 financial instrument for which the estimated fair value at March 31, 2015 is not material.

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

In each interim period, we estimate the annual effective tax rate we expect to be applicable for the current fiscal year and apply it to interim periods. However, during the first quarter of fiscal year 2015, we recorded a goodwill impairment charge of $329 million (see Note 3 — Pushdown Accounting and Goodwill). Currently, our estimated annual effective tax/(benefit) rate is approximately (36.2)% excluding the effect of the goodwill impairment charge. For purposes of computing our interim provision (benefit) for income taxes, the goodwill impairment charge was treated as a discrete item in the quarter in which it occurred. Our actual effective tax/(benefit) rates for the three and nine months ended March 31, 2015 were (38.0)% and (28.6)%, respectively. The variance from the U.S. statutory rate of 35% is primarily due to two elements: (i) the impairment of goodwill during the first quarter of fiscal year 2015 and (ii) an increase to the statutory rate due to the presence of common permanent difference items (such as non-deductible compensation, meals and entertainment expenses and state income taxes).

We have not recorded a valuation allowance against net deferred tax assets to date as we believe that, more-likely-than-not, at March 31, 2015, we will generate sufficient future taxable income from the reversal of existing temporary differences (primarily related to the excess of book carrying value of oil and natural gas properties) over their tax bases; however, with continued weakness in commodity pricing, this judgment could change as early as the fourth quarter of fiscal 2015.

(11) Related Party Transactions

On June 3, 2014, we entered an intercompany services and cost allocation agreement with Energy XXI Services, LLC (“Energy Services”), an affiliate of the Company. Services provided by Energy Services include management, legal, accounting, tax, corporate secretarial, human resources, employee benefit administration, office space and other furniture and equipment management, and other support services. Cost of these services for the three months ended March 31, 2015 was approximately $14.0 million, of which approximately $10.4 million is included in general and administrative expense. Cost of these services for the nine months ended March 31, 2015 was approximately $23.8 million, of which approximately $19.5 million is included in general and administrative expense.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11) Related Party Transactions  – (continued)

On March 12, 2015, in connection with EGC’s issuance of the 11.0% Notes, we entered into the Promissory Note with a face value of $325 million. The Promissory Note bears interest at an annual rate of 10%, has a maturity date of October 9, 2018, and is secured by a second priority lien on certain of our assets that secure the obligations under the First Lien Credit Agreement. Interest expense on the Promissory Note amounted to approximately $1.6 million for the three months ended March 31, 2015. See Note 7, “Indebtedness” for more information regarding the Promissory Note.

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

Plaintiffs alleged a variety of causes of action challenging the Agreement and Plan of Merger between Energy XXI, OpCo, Merger Sub, and EPL, which provided for the acquisition of EPL by Energy XXI. Plaintiffs alleged that (a) our directors allegedly breached fiduciary duties in connection with the Merger and (b) we along with Energy XXI, OpCo, and Merger Sub allegedly aided and abetted in these alleged breaches of fiduciary duties. Plaintiffs sought to have the Merger Agreement rescinded and also sought damages and attorneys’ fees.

On January 16, 2015, Plaintiffs filed a voluntary notice of dismissal. On January 20, 2015, the Court of Chancery of the State of Delaware entered an order dismissing the lawsuit in its entirety without prejudice.

Other.  We maintain restricted escrow funds in a trust for future abandonment costs at our East Bay property. The trust was originally funded with $15.0 million and, with accumulated interest, increased to $16.7 million at December 31, 2008. We may draw from the trust upon completion of qualifying abandonment activities at our East Bay field. At March 31, 2015, we had $6.0 million remaining in restricted escrow funds for decommissioning work in our East Bay field, which will remain restricted until substantially all required decommissioning in the East Bay field is complete. Amounts on deposit in the trust account are reflected in Restricted cash on our condensed consolidated balance sheets.

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

Subsequent Event.  In April 2015, we received letters from the Bureau of Ocean Energy Management (the “BOEM”) stating that we no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that we must provide supplemental financial assurance and/or bonding for our offshore oil and gas leases, rights-of-way, and rights-of-use and easements that require supplemental bonding. The BOEM has indicated the amount of such required supplemental bonding totals approximately $566.5 million, which amount is currently being negotiated by us. We are currently evaluating the impact of these BOEM letters on our future consolidated financial position, results of operations and cash flow.

(13) Supplemental Condensed Consolidating Financial Information

In connection with issuing the 8.25% Senior Notes described in Note 7, “Indebtedness,” all of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries) each of which is 100% owned by EPL (the “Guarantor Subsidiaries”), jointly and severally guaranteed the payment obligations under our 8.25% Senior Notes. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Guarantor Subsidiary can be automatically released and relieved of its obligations under certain customary circumstances contained in the 2011 Indenture. So long as other applicable provisions of the indenture are adhered to, these customary circumstances include: when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, or when the Guarantor Subsidiary is sold or sells all of its assets. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for EPL (Parent Company Only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries, or for any individual Guarantor Subsidiary, because management has determined that such information is not material to investors.

The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

SUCCESSOR COMPANY

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2015
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$95	$—	$—	$95
Trade accounts receivable – net	54,029	—	(37)	53,992
Intercompany receivables	—	20,213	(20,213)	—
Derivative financial instruments	2,906	—	—	2,906
Deferred tax asset	16,760	—	—	16,760
Prepaid expenses	6,135	—	—	6,135
Total current assets	79,925	20,213	(20,250)	79,888
Net property and equipment	1,893,726	159,808	—	2,053,534
Investment in affiliates	129,065	—	(129,065)	—
Restricted cash	6,024	—	—	6,024
Other assets	1,069	89	(90)	1,068
Total assets	$2,109,809	$180,110	$(149,405)	$2,140,514
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$30,011	$424	$(37)	$30,398
Due to EGC	182,792	—	—	182,792
Intercompany payables	20,213	—	(20,213)	—
Accrued liabilities	72,487	—	(90)	72,397
Asset retirement obligations	34,627	5,204	—	39,831
Current maturities of long-term debt	3,176	—	—	3,176
Total current liabilities	343,306	5,628	(20,340)	328,594
Long-term debt	692,855	—	—	692,855
Intercompany promissory note	325,000	—	—	325,000
Asset retirement obligations	172,705	41,650	—	214,355
Deferred tax liabilities	45,541	3,767	—	49,308
Total liabilities	1,579,407	51,045	(20,340)	1,610,112
Stockholder’s equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	1,599,341	85,479	(85,479)	1,599,341
Accumulated other comprehensive income	3,790	—	—	3,790
Retained earnings (accumulated deficit)	(1,072,729)	43,586	(43,586)	(1,072,729)
Total stockholder’s equity	530,402	129,065	(129,065)	530,402
Total liabilities and stockholder’s equity	$2,109,809	$180,110	$(149,405)	$2,140,514

SUCCESSOR COMPANY

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2014
(AUDITED)

	Parent Company Only	Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,601	$—	$—	$5,601
Trade accounts receivable – net	72,156	145	—	72,301
Intercompany receivables	—	26,311	(26,311)	—
Deferred tax asset	24,587	—	—	24,587
Prepaid expenses	26,521	—	—	26,521
Total current assets	128,865	26,456	(26,311)	129,010
Net property and equipment	3,034,805	170,382	—	3,205,187
Investment in affiliates	126,638	—	(126,638)	—
Goodwill	329,293	—	—	329,293
Restricted cash	6,023	—	—	6,023
Other assets	226	91	—	317
Total assets	$3,625,850	$196,929	$(152,949)	$3,669,830
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$92,325	$656	$—	$92,981
Due to EGC	4,960	—	—	4,960
Intercompany payables	26,311	—	(26,311)	—
Accrued liabilities	161,503	15	—	161,518
Asset retirement obligations	33,357	6,474	—	39,831
Derivative financial instruments	26,440	—	—	26,440
Total current liabilities	344,896	7,145	(26,311)	325,730
Long-term debt	1,025,566	—	—	1,025,566
Asset retirement obligations	193,908	38,956	—	232,864
Deferred tax liabilities	459,608	24,190	—	483,798
Derivative financial instruments	2,140	—	—	2,140
Other	6	—	—	6
Total liabilities	2,026,124	70,291	(26,311)	2,070,104
Stockholder’s equity:
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	1,599,341	85,479	(85,479)	1,599,341
Accumulated other comprehensive loss	(6,252)	—	—	(6,252)
Retained earnings	6,637	41,159	(41,159)	6,637
Total stockholder’s equity	1,599,726	126,638	(126,638)	1,599,726
Total liabilities and stockholder’s equity	$3,625,850	$196,929	$(152,949)	$3,669,830

SUCCESSOR COMPANY

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$79,065	$8,188	$—	$87,253
Total revenue	79,065	8,188	—	87,253
Costs and expenses:
Lease operating	49,552	19	—	49,571
Transportation	544	(1)	—	543
Impairment of oil and natural gas properties	430,859	—	—	430,859
Depreciation, depletion and amortization	68,541	5,035	—	73,576
Accretion of liability for asset retirement obligations	4,328	1,181	—	5,509
General and administrative	11,998	—	—	11,998
Taxes, other than on earnings	2,193	864	—	3,057
Other	(3)	—	—	(3)
Total costs and expenses	568,012	7,098	—	575,110
Income (loss) from operations	(488,947)	1,090	—	(487,857)
Other income (expense):
Interest income	6	—	—	6
Interest expense	(12,558)	—	—	(12,558)
Loss on derivative instruments	(579)	—	—	(579)
Income from equity investments	716	—	(716)	—
Total other expense	(12,415)	—	(716)	(13,131)
Income (loss before provision for income taxes)	(501,362)	1,090	(716)	(500,988)
Income tax expense (benefit)	(190,845)	374	—	(190,471)
Net income (loss)	$(310,517)	$716	$(716)	$(310,517)
Comprehensive income (loss)
Net income (loss)	(310,517)	716	(716)	(310,517)
Other comprehensive loss	(2,182)	—	—	(2,182)
Comprehensive income (loss)	$(312,699)	$716	$(716)	$(312,699)

SUCCESSOR COMPANY

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended March 31, 2015
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$379,502	$37,541	$—	$417,043
Other	778	154	—	932
Total revenue	380,280	37,695	—	417,975
Costs and expenses:
Lease operating	152,170	9,005	—	161,175
Transportation	2,316	1	—	2,317
Impairment of oil and natural gas properties	1,113,727	—	—	1,113,727
Goodwill impairment	329,293	—	—	329,293
Depreciation, depletion and amortization	218,928	16,940	—	235,868
Accretion of liability for asset retirement obligations	14,580	3,208	—	17,788
General and administrative	26,850	—	—	26,850
Taxes, other than on earnings	2,792	4,737	—	7,529
Other	18	—	—	18
Total costs and expenses	1,860,674	33,891	—	1,894,565
Income (loss) from operations	(1,480,394)	3,804	—	(1,476,590)
Other income (expense):
Interest income	10	—	—	10
Interest expense	(34,406)	—	—	(34,406)
Loss on derivative instruments	(635)	—	—	(635)
Income from equity investments	2,427	—	(2,427)	—
Total other expense	(32,604)	—	(2,427)	(35,031)
Income (loss) before provision for income taxes	(1,512,998)	3,804	(2,427)	(1,511,621)
Income tax expense (benefit)	(433,632)	1,377	—	(432,255)
Net income (loss)	$(1,079,366)	$2,427	$(2,427)	$(1,079,366)
Comprehensive income (loss)
Net income (loss)	(1,079,366)	2,427	(2,427)	(1,079,366)
Other comprehensive income	10,042	—	—	10,042
Comprehensive income (loss)	$(1,069,324)	$2,427	$(2,427)	$(1,069,324)

PREDECESSOR COMPANY

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2014
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$141,812	$16,658	$—	$158,470
Other	264	757	—	1,021
Total revenue	142,076	17,415	—	159,491
Costs and expenses:
Lease operating	35,736	5,998	—	41,734
Transportation	899	1	—	900
Exploration expenditures and dry hole costs	4,941	—	—	4,941
Impairment of oil and natural gas properties	61	—	—	61
Depreciation, depletion and amortization	40,696	4,949	—	45,645
Accretion of liability for asset retirement obligations	5,788	1,209	—	6,997
General and administrative	10,287	—	—	10,287
Taxes, other than on earnings	177	2,295	—	2,472
Other	(942)	—	—	(942)
Total costs and expenses	97,643	14,452	—	112,095
Income from operations	44,433	2,963	—	47,396
Other income (expense):
Interest income	10	—	—	10
Interest expense	(13,304)	—	—	(13,304)
Loss on derivative instruments	(13,142)	—	—	(13,142)
Income from equity investments	1,884	—	(1,884)	—
Total other expense	(24,552)	—	(1,884)	(26,436)
Income before provision for income taxes	19,881	2,963	(1,884)	20,960
Income tax expense	6,550	1,079	—	7,629
Net income	$13,331	$1,884	$(1,884)	$13,331

PREDECESSOR COMPANY

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended March 31, 2014
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Revenue:
Oil and natural gas	$424,970	$58,259	$—	$483,229
Other	543	2,321	—	2,864
Total revenue	425,513	60,580	—	486,093
Costs and expenses:
Lease operating	105,136	18,067	—	123,203
Transportation	3,123	2	—	3,125
Exploration expenditures and dry hole costs	22,415	618	—	23,033
Impairment of oil and natural gas properties	827	—	—	827
Depreciation, depletion and amortization	129,764	16,382	—	146,146
Accretion of liability for asset retirement obligations	19,033	4,065	—	23,098
General and administrative	23,923	—	—	23,923
Taxes, other than on earnings	638	7,725	—	8,363
Gain on sale of assets	(1,825)	—	—	(1,825)
Other	27,330	127	—	27,457
Total costs and expenses	330,364	46,986	—	377,350
Income from operations	95,149	13,594	—	108,743
Other income (expense):
Interest income	82	—	—	82
Interest expense	(39,479)	—	—	(39,479)
Loss on derivative instruments	(68,482)	—	—	(68,482)
Income from equity investments	8,633	—	(8,633)	—
Total other expense	(99,246)	—	(8,633)	(107,879)
Income (loss) before provision for income taxes	(4,097)	13,594	(8,633)	864
Income tax expense (benefit)	(4,086)	4,961	—	875
Net income (loss)	$(11)	$8,633	$(8,633)	$(11)

SUCCESSOR COMPANY

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended March 31, 2015
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$83,979	$6,365	$—	$90,344
Cash flows used in investing activities:
Property acquisitions	(350)	—	—	(350)
Capital expenditures	(265,131)	(6,365)	—	(271,496)
Other property and equipment additions	(58)	—	—	(58)
Net cash used in investing activities	(265,539)	(6,365)	—	(271,904)
Cash flows provided by financing activities:
Repayments of indebtedness	(325,000)	—	—	(325,000)
Proceeds from intercompany promissory note	325,000			325,000
Advances from EGC	177,832	—	—	177,832
Deferred financing costs	(1,089)	—	—	(1,089)
Other	(689)	—	—	(689)
Net cash provided by financing activities	176,054	—	—	176,054
Net decrease in cash and cash equivalents	(5,506)	—	—	(5,506)
Cash and cash equivalents at beginning of period	5,601	—	—	5,601
Cash and cash equivalents at end of period	$95	$—	$—	$95

PREDECESSOR COMPANY

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended March 31, 2014
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Reclassifications & Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$235,046	$22,977	$—	$258,023
Cash flows provided by (used in) investing activities:
Decrease in restricted cash	51,757	—	—	51,757
Property acquisitions	(83,412)	—	—	(83,412)
Deposit for Nexen Acquisition	(7,040)	—	—	(7,040)
Capital expenditures	(245,928)	(22,977)	—	(268,905)
Other property and equipment additions	(984)	—	—	(984)
Proceeds from sale of assets	80	—	—	80
Net cash used in investing activities	(285,527)	(22,977)	—	(308,504)
Cash flows provided by (used in) financing activities:
Repayments of indebtedness	55,000	—	—	55,000
Deferred financing costs	(206)	—	—	(206)
Purchase of shares into treasury	(4,544)	—	—	(4,544)
Exercise of stock options	794	—	—	794
Net cash provided by financing activities	51,044	—	—	51,044
Net increase in cash and cash equivalents	563	—	—	563
Cash and cash equivalents at beginning of period	3,885	—	—	3,885
Cash and cash equivalents at end of period	$4,448	$—	$—	$4,448

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview and Outlook

As a result of pushdown accounting in connection with the Merger, the Predecessor Company’s operations are deemed to have ceased on June 3, 2014 and the Successor Company began operations as of that date. In the following discussion, the consolidated financial information for the three and nine months ending March 31, 2015 (reflecting operations of the Successor Company) is not comparable to that for the three and nine months ending March 31, 2014 (reflecting operations of the Predecessor Company). However, the comparability of certain components of our operating results and key operating performance measures was not significantly impacted by the Merger, specifically those related to production, average oil and natural gas selling prices, revenues and lease operating expenses. Therefore, we believe that comparing the Successor Company’s results of operations and cash flows with those of the Predecessor Company is useful when analyzing certain measures of our performance.

As a result of the Merger, the future strategy of EPL is determined by Energy XXI’s Board of Directors. Our fiscal year 2015 capital budget is approximately $250 million, excluding potential capitalized general and administrative expenses. For the nine months ended March 31, 2015, our capital expenditures totaled approximately $228 million, of which approximately $157 million was spent on development of core properties, $30 million on exploration of core properties and $41 million on other assets. The budgeted capital is allocated to development activities, which are geared toward the improvement of existing production, the continued development of core fields, and the performance of necessary plugging, abandonment and other decommissioning activities.

Our revenue, profitability and future growth rate depend substantially on factors beyond our control, such as oil and natural gas prices, tropical weather, economic, political and regulatory developments and availability of other sources of energy. Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. Oil prices declined severely during the second quarter of our 2015 fiscal year, with continued lower prices in the third fiscal quarter of 2015. The posted price per barrel for West Texas intermediate light sweet crude oil, or WTI, for the period from January 1, 2014 to March 31, 2015 ranged from a high of $107.95 to a low of $43.39, a decrease of 59.8%, and the NYMEX natural gas price per MMBtu for the period January 1, 2014 to March 31, 2015 ranged from a high of $6.15 to a low of $2.50, a decrease of 59.3%. As of April 30, 2015, the spot market price for WTI was $59.63. During January 2015, we entered into Argus-LLS three-way collars on 7,000 barrels of our estimated oil production per day from February through December 2015.

The recent declines in oil prices have adversely affected our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce. During the three and nine months ended March 31, 2015, we recognized ceiling test write-downs of our oil and natural gas properties of $430.9 million and $1.1 billion, respectively. These write-downs did not impact our cash flows from operating activities but did increase our net loss and reduce stockholder’s equity. If the current low commodity price environment or downward trend in oil prices continues, there is a reasonable likelihood that we could incur further impairment to our full cost pool in fiscal 2015 and 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under SEC pricing methodology. Additionally, if the current low commodity price environment or downward trend in oil prices continues, there is also a possibility that our estimated proved oil and natural gas reserves will be reduced from such estimated reserves as of June 30, 2014.

In addition, in April 2015, we received letters from the Bureau of Ocean Energy Management (the “BOEM”) stating that we no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that we must provide supplemental financial assurance and/or bonding for our offshore oil and gas leases, rights-of-way, and rights-of-use and easements that require supplemental bonding. The BOEM has indicated the amount of such required supplemental bonding totals approximately $566.5 million, which amount is currently being negotiated by us. We are currently evaluating the impact of the BOEM letters on our future consolidated financial position, results of operations and cash flow. We intend to continue to work with the BOEM staff to resolve this matter, and we have already undertaken a number of initiatives to mitigate our potential liability resulting from the waiver disqualification and to limit the amount of required supplemental bonding by ensuring we have received credit for all of the plugging and abandonment work completed to date as well as counting our existing bonds with third parties and certain letters of credit against the BOEM bonding request. If we are unable to obtain the additional required bonds or assurances requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, which would materially and adversely affect our financial condition, cash flows and results of operations.

If we experience sustained periods of low prices for oil and natural gas, it will likely have a further material adverse effect on our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

We intend to continue to focus on integrating operations to realize consolidation benefits and maximize returns on existing assets by deploying capital resources on lower risk development drilling in the fields where we have previously enjoyed success, and reducing capital commitments on exploration and other activities that do not provide incremental production, while we seek to improve cash flow and pay down debt. We have also seen a significant and continuing reduction in rig rates and drilling costs, which should allow us to spend less capital drilling our development wells than in prior periods. Jack-up rig rates, for example, have fallen by 35 – 50% in recent months and other service providers are similarly cutting their rates.

Known Trends and Uncertainties

Ceiling Test Write-down.  During the three and nine months ended March 31, 2015, we recognized write-downs of our oil and natural gas properties. If the current low commodity price environment or downward trend in oil prices continues, there is a reasonable likelihood that we could incur further impairment to our full cost pool in fiscal 2015 and 2016.

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

RESULTS OF OPERATIONS

The following table presents information about our oil and natural gas operations (in thousands, except per unit amounts).

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Net production (per day):
Oil (Bbls)	17,437	16,250	17,992	16,280
Natural gas (Mcf)	48,907	27,507	42,077	30,120
Total (Boe)	25,588	20,835	25,005	21,300
Average sales prices(1):
Oil (per Bbl)	$47.40	$99.56	$76.47	$100.57
Natural gas (per Mcf)	2.92	5.20	3.47	4.19
Total (per Boe)	37.89	84.51	60.87	82.80
Oil and natural gas revenues (in thousands):
Oil	$74,392	$145,605	$377,012	$448,635
Natural gas	12,861	12,865	40,031	34,594
Total	87,253	158,470	417,043	483,229
Impact of derivatives instruments settled during the period(1):
Oil (per Bbl)		$(11.27)		$(5.31)
Natural gas (per Mcf)		(0.17)		(0.05)
Average costs (per Boe):
LOE	$21.53	$22.26	$23.52	$21.11
Taxes, other than on earnings	1.33	1.32	1.10	1.43
General and administrative (“G&A”) expenses	5.21	5.49	3.92	4.10
Increase (decrease) in oil and natural gas revenues due to:
Changes in prices of oil	$(76,276)		$(107,490)
Changes in production volumes of oil	5,063		35,867
Total decrease in oil sales	(71,213)		(71,623)
Changes in prices of natural gas	$(1,100)		$(5,954)
Changes in production volumes of natural gas	1,096		11,391
Total increase (decrease) in natural gas sales	(4)		5,437

(1)	For the three and nine months ended March 31, 2015, our oil and natural gas revenues and resulting average sales prices include the impact of accounting for our derivative financial instruments as cash flow hedges.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Overview

Our operating results for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, reflect a 7% increase in oil production and a 78% increase in natural gas production. Our product mix for the three months ended March 31, 2015 was 68% oil (including natural gas liquids) compared to 78% for the three months ended March 31, 2014.

Revenue

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ Change	% Change
	(in thousands)	(in thousands)
Oil and natural gas revenues	$87,253	$158,470	$(71,217)	-45%

For the three months ended March 31, 2015, our oil and natural gas revenues decreased 45% as compared to the three months ended March 31, 2014, due primarily to a 52% decrease in average selling prices for our oil, partially offset by a 7% increase in oil production. Natural gas revenues were essentially flat with a 78% increase in natural gas production offset by a 44% decrease in average selling prices in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. Revenues for the three months ended March 31, 2015 include $1.8 million from the impact of hedge accounting.

Our overall average selling prices decreased by 55% for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. Commodity prices are one of the key drivers of earnings generation and net operating cash flow. Average crude oil prices, including a $0.75 realized gain per barrel related to hedging activities, decreased $52.16 per barrel in the third quarter of fiscal 2015, resulting in lower revenues of approximately $76.3 million. Average natural gas prices, including a $0.15 realized gain per Mcf related to hedging activities, decreased $2.28 per Mcf in the third quarter of fiscal 2015, resulting in lower revenues of approximately $1.1 million. Commodity prices are affected by many factors that are outside of our control and we cannot accurately predict future commodity prices. Depressed commodity prices over an extended period of time could result in reduced cash flow from operating activities, potentially causing us to reduce spending on our capital program. Reductions in our capital expenditures could result in a reduction of production volumes.

Operating Expenses

Our operating expenses primarily consist of the following:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	$ Change	% Change
	(in thousands)	(in thousands)
LOE	$49,571	$41,734	$7,837	19%
Exploration expenditures and dry hole costs(1)	—	4,941	NM	NM
Impairment of oil and natural gas properties	430,859	61	NM	NM
DD&A, including accretion expense(1)	79,085	52,642	NM	NM
G&A expenses	11,998	10,287	1,711	17%
Taxes, other than on earnings	3,057	2,472	585	24%
Other	(3)	(942)	939	-100%

NM — Not meaningful.

(1)	Exploration expenditures and dry hole costs, and DD&A, including accretion expense, are not comparable for the periods presented due to the conversion from successful efforts accounting to full cost accounting effective June 4, 2014.

LOE increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the acquisition of the EI Interests and SP 49 Interests.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to our full cost pool of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. As a result of our ceiling test at March 31, 2015, we recognized a ceiling test impairment of our oil and natural gas properties totaling $430.9 million.

Under successful efforts accounting during the three months ended March 31, 2014, we recorded approximately $2.0 million in seismic expense and $2.9 million of other exploratory expenses.

G&A expenses increased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the cost of services allocated to us pursuant to an intercompany services and cost allocation agreement with an affiliate, Energy XXI Services, LLC (“Energy Services”), which we entered into in connection with the Merger.

For the three months ended March 31, 2014, other operating expenses included a gain on abandonment activities of $0.9 million.

Other Income and Expense

Interest expense decreased approximately $0.7 million for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 due primarily to a decrease in our effective interest rate on the 8.25% Senior Notes from 9.1% to 5.8%, reflecting the impact of the fair value adjustment to the carrying amount of the 8.25% Senior Notes recorded in pushdown accounting. This decrease was partially offset by an increase in interest expense on our revolver debt, primarily due to the increase in revolver debt associated with the purchase of the SP49 Interests.

Other income (expense) in the three months ended March 31, 2014 includes a net loss on derivative instruments of $13.1 million consisting of a gain of $3.7 million due to the change in fair value of derivative instruments which were to be settled in the future offset by a loss of $16.9 million on derivative instruments settled during the quarter, primarily from the impact of higher oil prices during 2014. Prior to the Merger, we did not elect to designate derivative instruments as hedges.

Income Taxes

The income tax benefit for the three months ended March 31, 2015 is computed based on our estimated annual effective tax/(benefit) rate for the full fiscal year. This effective rate excludes the effect of the goodwill impairment charge recorded in the first quarter of fiscal 2015 which is treated as a discrete item for purposes of computing our interim provision (benefit) for income taxes. The effective income tax/(benefit) rate for the three months ended March 31, 2015 was (38.0)% as compared to 36.4% for the three months ended March 31, 2014. The increase in the tax rate is primarily due to an increase in common permanent difference items. See Note 10, “Income Taxes” in the condensed consolidating financial statements in Part 1, Item 1 of this Quarterly Report.

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

Overview

Our operating results for the nine months ended March 31, 2015, compared to the nine months ended March 31, 2014, reflect an 11% increase in oil production and a 40% increase in natural gas production. Our product mix for the nine months ended March 31, 2015 was 72% oil (including natural gas liquids) compared to 76% for the nine months ended March 31, 2014.

Revenue

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014	$ Change	% Change
	(in thousands)	(in thousands)
Oil and natural gas revenues	$417,043	$483,229	$(66,186)	-14%

For the nine months ended March 31, 2015, our oil and natural gas revenues decreased 14% as compared to the nine months ended March 31, 2014, due primarily to an 11% increase in oil production partially offset by a 24% decrease in average selling prices for our oil. Additionally, we had a 40% increase in natural gas production and partially offset by a 17% decrease in average selling prices for natural gas in the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014. Revenues for the nine months ended March 31, 2015 include $26.9 million from the impact of hedge accounting.

Our overall average selling prices decreased by 26% for the nine months ended March 31, 2015 when compared to the nine months ended March 31, 2014. Average crude oil prices, including a $5.19 realized gain per barrel related to hedging activities, decreased $24.10 per barrel in the first nine months of fiscal 2015, resulting in lower revenues of approximately $107.5 million. Average natural gas prices, including a $0.12 realized gain per Mcf related to hedging activities, decreased $0.72 per Mcf in the first nine months of fiscal 2015, resulting in lower revenues of approximately $6.0 million.

Operating Expenses

Our operating expenses primarily consist of the following:

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014	$ Change	% Change
	(in thousands)	(in thousands)
LOE	$161,175	$123,203	$37,972	31%
Exploration expenditures and dry hole costs(1)	—	23,033	NM	NM
Impairment of oil and natural gas properties	1,113,727	827	NM	NM
Goodwill impairment	329,293	—	NM	NM
DD&A, including accretion expense(1)	253,656	169,244	NM	NM
G&A expenses	26,850	23,923	2,927	12%
Taxes, other than on earnings	7,529	8,363	(834)	-10%
Other	18	27,457	(27,439)	-100%

NM — Not meaningful.

(1)	Exploration expenditures and dry hole costs, and DD&A, including accretion expense, are not comparable for the periods presented due to the conversion from successful efforts accounting to full cost accounting effective June 4, 2014.

LOE increased for the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014, primarily due to the acquisition of the EI Interests and SP 49 Interests. LOE for the nine months ended March 31, 2015 also included non-routine costs associated with pipeline maintenance in two fields in addition to other non-routine workover and other expenses.

During the nine months ended March 31, 2015, we recorded a non-cash impairment charge of $329.3 million to reduce the carrying value of goodwill to zero as of September 30, 2014. At September 30, 2014, we performed a goodwill impairment test after assessing relevant events and circumstances, primarily the decline in oil prices since June 30, 2014. In the first step of the goodwill impairment test, we determined that the fair value of our reporting unit was less than the carrying amount, including goodwill, primarily due to price deterioration in forward pricing curves and an increase in our weighted average cost of capital used to estimate fair value, both of which adversely impacted the fair value of our reserves. Therefore, we performed the second step of the goodwill impairment test, which led us to conclude that there would be no remaining implied fair value attributable to goodwill at September 30, 2014.

As a result of our ceiling tests at December 31, 2014 and March 31, 2015, we recognized a ceiling test impairment of our oil and natural gas properties totaling $1.1 billion during the nine months ended March 31, 2015.

Under successful efforts accounting during the nine months ended March 31, 2014, we recorded approximately $13.1 million in seismic expense and $7.6 million of other exploratory expenses. We also recorded approximately $1.8 million of dry hole costs associated with an exploratory drilling operation which was unsuccessful.

G&A expenses increased for the nine months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to the cost of services allocated to us pursuant to an intercompany services and cost allocation agreement with an affiliate, Energy Services, which we entered into in connection with the Merger.

For the nine months ended March 31, 2014, other operating expenses included a loss on abandonment activities of $21.0 million and amortization expense related to our weather derivative of $6.6 million. For the nine months ended March 31, 2014, our loss on abandonment activities primarily reflected an increase of $21.8 million in our ARO liability related to our only remaining four non-producing wellbores in our non-operated deepwater properties. These increased abandonment costs were primarily attributable to changes in regulatory interpretations and enforcement by the Bureau of Safety and Environmental Enforcement (“BSEE”) in the deepwater that increased the required scope of work.

Other Income and Expense

Interest expense decreased approximately $5.1 million for the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014 due primarily to a decrease in our effective interest rate on the 8.25% Senior Notes from 9.1% to 5.8%, reflecting the impact of the fair value adjustment to the carrying amount of the 8.25% Senior Notes recorded in pushdown accounting. This decrease was partially offset by an increase in interest expense on our revolver debt, primarily due to the increase in revolver debt associated with the purchase of the SP49 Interests.

Other income (expense) in the nine months ended March 31, 2014 includes a net loss on derivative instruments of $68.5 million consisting of a loss of $65.1 million due to the change in fair value of derivative instruments which were to be settled in the future and a net loss of $3.4 million on derivative instruments settled during the quarter primarily from the impact of higher oil prices. Prior to the Merger, we did not elect to designate derivative instruments as hedges.

Income Taxes

The income tax benefit for the nine months ended March 31, 2015 is computed based on our estimated annual effective tax/(benefit) rate for the full fiscal year. This effective rate excludes the effect of the goodwill impairment charge recorded in the first quarter of fiscal 2015 which is treated as a discrete item for purposes of computing our interim provision (benefit) for income taxes. The effective income tax/(benefit) rate (excluding the discrete item from pre-tax book loss) for the nine months ended March 31, 2015 was (36.6)% as compared to 101.3% for the nine months ended March 31, 2014. The variance in the tax rate is primarily due to changes in common permanent difference items. See Note 10, “Income Taxes” in the condensed consolidating financial statements in Part 1, Item 1 of this Quarterly Report.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2015, we had $150 million in borrowings outstanding under the First Lien Credit Agreement, as amended, to which we are party with EGC. Currently, we fund our operations primarily through cash flows from operating activities and advances from EGC. Future cash flows are subject to a number of variables, including the level of crude oil and natural gas production and prices. Prices for oil and natural gas began to decline significantly during the fourth quarter of calendar 2014 and have continued to be volatile into calendar 2015. These declines in commodity prices have negatively impacted revenues, earnings and cash flows and sustained low oil and natural gas prices could have a material and adverse effect on our liquidity position.

Our Indebtedness and Available Credit

During March 2015, the Tenth Amendment to the First Lien Credit Agreement dated as of March 3, 2015 (the “Tenth Amendment”) became effective. Pursuant to the terms of the Tenth Amendment, the lenders under the First Lien Credit Agreement reduced the borrowing base for EGC from $1,500 to $500 million, of which such amount $150 million is the borrowing base for EPL (the “Revolving Credit Sub-Facility”). The maturity date of the First Lien Credit Agreement remains April 9, 2018, if certain conditions are met. Additionally, we entered into a $325 million secured second lien promissory note between us, as the maker, and EGC, as the payee (the “Promissory Note”) on March 12, 2015. Proceeds from the Promissory Note were used to repay a like amount of the outstanding borrowings under the Revolving Credit Sub-Facility. As of March 31, 2015, we have fully utilized amounts available under our Revolving Credit Sub-Facility. For more information on our Revolving Credit Sub-Facility and the Promissory Note, see Note 7, “Indebtedness” in the condensed consolidating financial statements in Part 1, Item 1 of this Quarterly Report.

The First Lien Credit Agreement, as amended, requires EGC and EPL to maintain certain financial covenants separately for so long as the 8.25% Senior Notes remain outstanding. EGC is subject to the following financial covenant on a consolidated basis: a minimum current ratio of no less than 1.0 to 1.0. In addition, EGC is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0. In addition, EPL is subject to the following financial covenants on a stand-alone basis: (a) a consolidated maximum first lien leverage ratio of 1.25 to 1.0 and (b) a consolidated maximum secured leverage ratio of no more than 3.75 to 1.0. If the EPL Notes are no longer outstanding and certain other conditions are met, EGC will be subject to the following financial covenants on a consolidated basis: (a) a consolidated maximum net first lien leverage ratio of 1.25 to 1.0, (b) a consolidated maximum net secured leverage ratio of no more than 3.75 to 1.0, provided that if the 8.25% Senior Notes are refinanced with new secured debt, the liens of which are junior in priority to the Revolving Credit Facility indebtedness, then the maximum ratio permitted would be 4.25 to 1.0, and (c) a minimum current ratio of no less than 1.0 to 1.0. As of March 31, 2015, we were in compliance with all of the covenants under our First Lien Credit Agreement. As a result of the Tenth Amendment, we expect to remain in compliance with the financial covenants thereunder for the foreseeable future.

As a result of EGC’s reduction in borrowing base availability to $500 million and the resulting increased asset coverage for the Revolving Credit Facility, we do not currently anticipate any further borrowing base reductions in connection with our semi-annual borrowing base redeterminations. However, it is possible if commodity prices were to decline significantly from current levels, EGC’s borrowing base and our borrowing base under the Revolving Credit Sub-Facility may be further reduced, which would impact the working capital available to fund our capital spending program. In addition, we would be required to repay any outstanding indebtedness in excess of any reduced borrowing base.

At March 31, 2015, we had $510.0 million in aggregate principal amount outstanding of our 8.25% Senior Notes due February 15, 2018. For more information on our 8.25% Senior Notes, see Note 7, “Indebtedness” in this Quarterly Report and Note 8, “Indebtedness,” of our 2014 Transition Report.

Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend upon oil and natural gas prices, the success of our development activities, our ability to maintain and grow reserves and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by the results of our operations, economic and capital market conditions, oil and natural gas prices and other factors, many of which are beyond our control. For example, constraints in the credit markets may increase the rates we are charged for utilizing these markets. Based on our current production levels and prices for oil and natural gas, our liquidity and capital resource alternatives may not be sufficient to meet our funding requirements through March 31, 2016, without additional advances from EGC, further reductions in capital expenditures or sales of non-core assets by us or EGC.

Energy XXI and its subsidiaries are focused on reducing leverage and are pursuing arrangements with third parties to monetize certain midstream assets. Additionally, we may decide to divest of certain non-core assets from time to time. There can be no assurance any of these discussions or transactions will prove successful.

As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (OCS), we maintain approximately $3.6 million in lease and/or area bonds issued to the BOEM that assures our commitment to comply with the terms and conditions of those leases. We also maintain approximately $122.5 million in bonds issued to predecessor third party assignors of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In April 2015, we received letters from the BOEM stating that we no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that we must provide supplemental financial assurance and/or bonding for our offshore oil and gas leases, rights-of-way, and rights-of-use and easements that require supplemental bonding. The BOEM has indicated the amount of such required supplemental bonding totals approximately $566.5 million, which amount is currently being negotiated by us. We are currently evaluating the impact of the BOEM letters on our future consolidated financial position, results of operations and cash flow. We intend to continue to work with the BOEM staff to resolve this matter, and we have already undertaken a number of initiatives to mitigate our potential liability resulting from the waiver disqualification and to limit the amount of required supplemental bonding by ensuring we have received credit for all of the plugging and abandonment work completed to date as well as counting our existing bonds with third parties and certain letters of credit against the BOEM bonding request. The costs of satisfying these supplemental bonding requirements could be substantial and there is no assurance that bonds or other surety could be obtained in all cases. In addition, EGC may be required to provide letters of credit or other collateral on our behalf to support the issuance of any required bonds or other surety. Such letters of credit would likely be issued by EGC under the Revolving Credit Facility, which would reduce the amount of borrowings available to EGC under such facility in the amount of any such letter of credit obligations. If we are unable to obtain the additional required bonds or assurances requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, which would materially and adversely affect our financial condition, cash flows and results of operations.

Capital Expenditures

For fiscal 2015, our capital expenditures are now estimated at $250 million. For the nine months ended March 31, 2015, our capital expenditures totaled approximately $228 million, of which approximately $157 million was spent on development of core properties, $30 million on exploration of core properties and $41 million on other assets. The budgeted capital is allocated to development activities, which are geared toward the improvement of existing production, the continued development of core fields, and the performance of necessary plugging, abandonment and other decommissioning activities.

We currently intend to fund our 2015 capital program and contractual commitments from cash flows from operations and advances and equity investments from EGC. If oil and natural gas prices remain at current levels or continue to decline, we may be required to reduce our capital expenditure budget in 2015 and the future, which in turn may affect our liquidity and results of operations in future periods. If our cash flows from operating activities and availability of funding from EGC are not sufficient to fund our capital program, we may further reduce our capital spending or otherwise fund our capital needs with proceeds from the sale of non-core assets. Our capital expenditures and the scope of our drilling activities for fiscal year 2015 may change as a result of several factors, including, but not limited to, changes in oil and natural gas sales prices, costs of drilling and completion operations, drilling results and changes in the borrowing base under the First Lien Credit Agreement and available funding from EGC.

Analysis of Cash Flows

The following table sets forth selected historical information from our statement of cash flows:

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
	(In thousands)	(In thousands)
Net cash provided by operating activities	$90,344	$258,023
Net cash used in investing activities	(271,904)	(308,504)
Net cash provided by financing activities	176,054	51,044

The decrease in our fiscal year 2015 cash flows from operating activities primarily reflects decreases in revenues due to the decrease in oil prices and changes in working capital during the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014.

Net cash used in investing activities decreased for the nine months ended March 31, 2015, as compared to the nine months ended March 31, 2014, primarily due to a reduction in cash used for acquisitions, partially offset by a slight increase in capital expenditures.

Net cash provided by financing activities during the nine months ended March 31, 2015 reflects $177.8 million in advances from EGC. Net cash provided by financing activities during the nine months ended March 31, 2014 reflects $55.0 million of borrowings under our prior senior credit facility as well as settlements of purchases of shares of our common stock (which had been kept as treasury shares) pursuant to our repurchase program.

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

We are exposed to a variety of market risks including credit risk, commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we are a party at March 31, 2015, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. We have incurred debt under the borrowing base of our Revolving Credit Sub-Facility. This borrowing base is subject to periodic redetermination based in part on changing expectations of future prices. Recently, commodity prices have deteriorated materially. As a result of the reduction in EGC’s borrowing base availability to $500 million and the resulting increased asset coverage for the Revolving Credit Facility, we do not currently anticipate any further borrowing base reductions in connection with the semi-annual borrowing base redeterminations. However, it is possible if commodity prices were to decline significantly from current levels, the borrowing base under the Revolving Credit Facility may be further reduced, which would require EGC and us to repay that portion, if any, of our outstanding indebtedness under the facility in excess of the new borrowing base. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will improve.

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

At March 31, 2015, our crude oil contracts outstanding had an asset position of $1.3 million. A 10% increase in crude oil prices would reduce the fair value by approximately $2.9 million, while a 10% decrease in crude oil prices would increase the fair value by approximately $2.4 million. At March 31, 2015, our natural gas contract outstanding was in an asset position of $1.6 million. A 10% increase in natural gas prices would reduce the fair value by approximately $0.3 million, while a 10% decrease in natural gas prices would increase the fair value by approximately $0.3 million. These fair value changes assume volatility based on prevailing market parameters at March 31, 2015. For a complete discussion of our derivative financial instruments, see Note 8, “Derivative Financial Instruments” of the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Our ultimate realized gain or loss with respect to commodity price fluctuations will depend on the future exposures that arise during the period, our hedging strategies at the time and commodity prices at the time.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Revolving Credit Sub-Facility. As of March 31, 2015, total debt included $150.0 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 15% of our total debt outstanding as of March 31, 2015. A 10 percent change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $6,750. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

Item 4.	CONTROLS AND PROCEDURES.

(a) Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our principal executive officer and principal financial officer in conjunction with changes in internal controls over financial reporting as noted below concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

(b) Changes in Internal Control Over Financial Reporting

Effective January 1, 2015, all of EPL’s controls including controls related to information technology and accounting systems were transitioned to Energy XXI’s internal control environment.

Other than the change noted above, there were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Oil and natural gas prices historically have been volatile and are likely to continue to be volatile in the future. For example, oil prices declined severely during the second quarter of our 2015 fiscal year with continued lower prices in the third fiscal quarter of 2015. The WTI crude oil price per barrel for the period from January 1, 2014 to March 31, 2015 ranged from a high of $107.95 to a low of $43.39, a decrease of 59.8%, and the NYMEX natural gas price per MMBtu for the period January 1, 2014 to March 31, 2015 ranged from a high of $6.15 to a low of $2.50, a decrease of 59.3%. As of April 30, 2015, the spot market price for WTI was $59.63. Prices for oil and natural gas fluctuate widely in response to relatively minor changes in the supply and demand for oil and natural gas, market uncertainty and a variety of additional factors beyond our control, such as:

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

We depend on EGC and the Revolving Credit Facility for a portion of our future capital needs. The amount available for borrowing under the Revolving Credit Facility is subject to a borrowing base, which is determined by our lenders taking into account our estimated proved reserves and is subject to semi-annual redeterminations based on pricing models determined by the lenders at such time. If oil and natural gas commodity prices were to decline significantly from current levels, the borrowing base under the Revolving Credit Facility may be reduced. As a result, we may be unable to obtain adequate funding from EGC or under the Revolving Credit Facility or even be required to pay down amounts outstanding under our Revolving Credit Facility to reduce our level of borrowing. If funding is not available when needed, or is available only on unfavorable terms, it could adversely affect our exploration and development plans as currently anticipated, which could have a material adverse effect on our production, revenues and results of operations.

The Revolving Credit Facility and the Revolving Credit Sub-Facility restrict our ability to obtain additional financing, make investments, lease equipment, sell assets and engage in business combinations. We also are, and expect to continue to be, required to comply with certain financial covenants and ratios. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our cash flow is highly dependent on the prices we receive for oil and natural gas, which have declined significantly in fiscal 2015, and we continue to experience a low commodity price environment.

We and EGC have been asked by the U.S. Bureau of Ocean Energy Management (the “BOEM”) to obtain bonds or other surety in order to maintain compliance with BOEM regulations, which may be costly and could potentially reduce borrowings available to EGC under the Revolving Credit Facility.

To cover the various obligations of lessees on the OCS of the Gulf of Mexico, such as the cost to plug and abandon wells and decommission and remove platforms and pipelines at the end of production, the BOEM generally requires that lessees have substantial net worth or post bonds or other acceptable assurances that such obligations will be met. We maintain approximately $3.6 million in lease and/or area bonds issued to the BOEM that assures our commitment to comply with the terms and conditions of those leases. We also maintain approximately $122.5 million in bonds issued to predecessor third party assignors of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In April 2015, we received letters from the BOEM stating that we no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that we much provide supplemental financial assurance and/or bonding for our offshore oil and gas leases, rights-of-way, and rights-of-use and easements that require supplemental bonding. The BOEM has indicated the amount of such required supplemental bonding totals approximately $566.5 million, which amount is currently being negotiated by us. We are currently evaluating the impact of the BOEM letters on our future consolidated financial position, results of operations and cash flow. We intend to continue to work with the BOEM staff to resolve this matter, and we have already undertaken a number of initiatives to mitigate our potential liability resulting from the waiver disqualification and to limit the amount of required supplemental bonding by ensuring we have received credit for all of the plugging and abandonment work completed to date as well as counting our existing bonds with third parties and certain letters of credit against the BOEM bonding request. However, EGC may be required to provide letters of credit or other collateral on our behalf to support the issuance of any required bonds or other surety. Such letters of credit would likely be issued by EGC under the Revolving Credit Facility, which would reduce the amount of borrowings available to EGC under such facility in the amount of any such letter of credit obligations. If we are unable to obtain the additional required bonds or assurances requested, the BOEM may require any of our operations on federal leases to be suspended or terminated, which would materially and adversely affect our financial condition, cash flows and results of operations.

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

EPL Oil & Gas, Inc.

Date: May 15, 2015	By: /s/ Rick D. Fox Rick D. Fox Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Purchase and Sale Agreement dated June 3, 2014 by and between Energy XXI GOM, LLC, as seller, and EPL Oil & Gas, Inc., as purchaser	8-K	001-16179	2.1	9/3/2014
3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	9/21/2009
3.2	Third Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.1	10/18/2012
3.3	Fourth Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.2	6/3/2014
3.4	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012
3.5	Composite copy of the Third Amended and Restated Bylaws of EPL Oil & Gas, Inc., reflecting all amendments through March 11, 2014, the effective date of the Amendment to the Third Amended and Restated Bylaws	10-Q	001-16179	3.1	5/8/2014
3.6	Amended and Restated Certificate of Incorporation of EPL Oil & Gas, Inc., adopted June 3, 2014	8-K	001-16179	3.1	6/3/2014
10.1	Secured Second Lien Promissory Note, dated as of March 12, 2015, issued by EPL Oil & Gas, Inc., as the Maker, in favor of Energy XXI Gulf Coast, Inc., as the Payee	8-K	001-16179	10.1	3/18/2015
10.2	Guaranty, dated as of March 12, 2015, issued by the subsidiaries of EPL Oil & Gas, Inc., in favor of Energy XXI Gulf Coast, Inc., as Lender	8-K	001-16179	10.2	3/18/2015
10.3	Second Lien Pledge and Security Agreement and Irrevocable Proxy, dated as of March 12, 2015, by EPL Oil & Gas, Inc. and each Subsidiary Guarantor Party thereto, in favor of Energy XXI Gulf Coast, Inc., as Lender	8-K	001-16179	10.3	3/18/2015

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
32.1	Section 1350 Certification of Principal Executive Officer and Chief Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X