Form 10-Q
period 2016-03-31
EPL OIL & GAS, INC.
filed 2016-05-16
CIK 750199

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this quarterly report on Form 10-Q (this “Quarterly Report”) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and perception of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances and their potential effect on us. While management believes that these forward-looking statements are reasonable, such statements are not guarantees of future performance and the actual results or developments anticipated may not be realized or, even if substantially realized, may not have the expected consequences to or effects on the Company’s business or results. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those summarized below:

•	risks and uncertainties associated with the Chapter 11 process described below, including our inability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction, including a sale of all or substantially all of our assets, which may be necessary to continue as a going concern;
•	inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;
•	our ability to obtain the approval of the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases, including maintaining strategic control as debtor-in-possession;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	the effects of the Bankruptcy Petitions on the Company and on the interests of various constituents, including the holders of our common stock;
•	Bankruptcy Court rulings in the Chapter 11 Cases as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases in general;
•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the proceedings;
•	risks associated with third party motions in the Chapter 11 Cases, which may interfere with our ability to confirm and consummate a plan of reorganization;
•	the potential adverse effects of the Chapter 11 proceedings on our liquidity and results of operations;
•	increased advisory costs to execute a reorganization;
•	the impact of the NASDAQ’s delisting of our parent’s common stock on the liquidity and market price of its common stock and our ability to access the public capital markets;
•	our business strategy;
•	further or sustained declines in the prices we receive for our oil and gas production;
•	our ability to develop, explore for, acquire and replace oil and natural gas reserves and sustain production;
•	our future financial condition, results of operations, revenues, cash flows and expenses;

ii

•	our future levels of indebtedness, liquidity, compliance with financial covenants and our ability to continue as a going concern;
•	our inability to obtain additional financing necessary to fund our operations, capital expenditures, and to meet our other obligations;
•	our ability to post additional collateral for current bonds or comply with new supplemental bonding requirements imposed by the Bureau of Ocean Energy Management (the “BOEM”);
•	economic slowdowns that can adversely affect consumption of oil and gas by businesses and consumers;
•	uncertainties in estimating oil and gas reserves and net present values of those reserves;
•	the need to take ceiling test impairments due to lower commodity prices;
•	hedging activities exposing us to pricing and counterparty risks;
•	replacing oil and gas reserves;
•	geographic concentration of our assets;
•	uncertainties in exploring for and producing oil and gas, including exploitation, development, drilling and operating risks;
•	our ability to make acquisitions and to integrate acquisitions;
•	our ability to establish production on our acreage prior to the expiration of related leaseholds;
•	availability of drilling and production equipment, facilities, field service providers, gathering, processing and transportation;
•	disruption of operations and damages due to capsizing, collisions, hurricanes or tropical storms;
•	environmental risks;
•	availability, cost and adequacy of insurance coverage;
•	competition in the oil and gas industry;
•	our inability to retain and attract key personnel;
•	the effects of government regulation and permitting and other legal requirements;
•	costs associated with perfecting title for mineral rights in some of our properties; and
•	weaknesses in our internal controls.

For additional information regarding known material factors that could cause our actual results to differ from our projected results, please see Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “2015 Annual Report”), Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 and Part II, “Item 1A. Risk Factors” in this Quarterly Report.

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

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$—	$217
Trade accounts receivable – net	34,808	71,323
Derivative financial instruments	—	888
Restricted cash	6,027	6,024
Prepaid expenses	2,146	1,831
Total current assets	42,981	80,283
Property and equipment, net – full cost method of accounting, including $40.8 million and $435.4 million of unevaluated properties not being amortized at March 31, 2016 and June 30, 2015, respectively	389,939	1,415,025
Restricted cash	30,030	—
Other assets and debt issuance costs, net of accumulated amortization	608	1,039
Total assets	$463,558	$1,496,347
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$16,867	$24,548
Due to EGC	315,894	170,728
Accrued liabilities	71,942	95,981
Asset retirement obligations	35,366	38,056
Derivative financial instruments	—	1,057
Promissory note payable to EGC	325,000	—
Current maturities of long-term debt due to EGC	266,567	—
Current maturities of long-term debt	313,089	3,364
Total current liabilities	1,344,725	333,734
Long-term debt, less current maturities	—	689,459
Promissory note payable to EGC	—	325,000
Asset retirement obligations	199,318	202,306
Total liabilities	1,544,043	1,550,499
Commitments and contingencies (Note 12)
Stockholder’s deficit:
Preferred stock, par value $0.001 per share. Authorized 1,000,000 shares; no shares issued and outstanding at March 31, 2016 and June 30, 2015	—	—
Common stock, par value $0.001 per share. Authorized 75,000,000 shares; shares issued and outstanding: 1,000 at March 31, 2016 and June 30, 2015	—	—
Additional paid-in capital	1,599,341	1,599,341
Accumulated deficit	(2,679,826)	(1,653,493)
Total stockholder’s deficit	(1,080,485)	(54,152)
Total liabilities and stockholder’s deficit	$463,558	$1,496,347

See accompanying Notes to Consolidated Financial Statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues
Oil sales	$37,869	$74,551	$165,649	$353,695
Natural gas sales	7,579	10,872	28,453	37,374
Gain (loss) on derivative financial instruments	—	(2,213)	3,684	41,906
Total Revenues	45,448	83,210	197,786	432,975
Costs and expenses
Lease operating	33,053	49,571	90,095	161,175
Transportation	425	543	1,812	2,317
Depreciation, depletion and amortization	28,487	73,349	148,480	235,641
Accretion of asset retirement obligations	5,866	5,509	18,924	17,788
Impairment of oil and natural gas properties	115,625	404,254	928,475	1,094,566
Goodwill impairment	—	—	—	329,293
General and administrative expense	9,572	11,998	27,494	26,850
Taxes, other than on earnings	36	3,057	(860)	7,529
Other	—	(3)	—	18
Total costs and expenses	193,064	548,278	1,214,420	1,875,177
Operating Loss	(147,616)	(465,068)	(1,016,634)	(1,442,202)
Other income (expense):
Other income, net	24	6	2,429	10
Gain on early extinguishment of debt	—	—	21,269	—
Interest (expense) income, net, including debt premium amortization	359	(12,558)	(33,397)	(34,406)
Total other income (expense), net	383	(12,552)	(9,699)	(34,396)
Loss before income taxes	(147,233)	(477,620)	(1,026,333)	(1,476,598)
Income tax benefit	—	(181,987)	—	(419,997)
Net loss	$(147,233)	$(295,633)	$(1,026,333)	$(1,056,601)

See accompanying Notes to Consolidated Financial Statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,026,333)	$(1,056,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	148,480	235,641
Accretion of asset retirement obligations	18,924	17,788
Gain on early extinguishment of debt	(21,269)	—
Change in fair value of derivative financial instruments	(1,573)	(13,043)
Deferred income taxes	—	(419,997)
Impairment of oil and natural gas properties	928,475	1,094,566
Goodwill impairment	—	329,293
Amortization of premium and debt issuance costs	(27,173)	(7,688)
Changes in operating assets and liabilities:
Trade accounts receivable	34,726	19,267
Prepaid expenses and other assets	(315)	20,702
Accounts payable and accrued liabilities	(18,448)	(90,559)
Asset retirement obligation settlements	(68,031)	(39,025)
Net cash provided by (used in) operating activities	(32,537)	90,344
Cash flows used in investing activities:
Property acquisitions	—	(350)
Capital expenditures	(18,488)	(271,496)
Other property and equipment additions	—	(58)
Net cash used in investing activities	(18,488)	(271,904)
Cash flows provided by (used in) financing activities:
Payments on long-term debt	(3,395)	(325,000)
Proceeds from intercompany promissory note	—	325,000
Cash restricted under revolving credit facility	(30,030)	—
Advances from EGC	84,573	177,832
Debt issuance costs and other	(340)	(1,778)
Net cash provided by financing activities	50,808	176,054
Net decrease in cash and cash equivalents	(217)	(5,506)
Cash and cash equivalents at beginning of period	217	5,601
Cash and cash equivalents at end of period	$—	$95
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Non-cash investing and financing information:
Changes in capital expenditures accrued in accounts payable	$(10,048)	$(76,689)
Changes in asset retirement obligations	43,429	2,727
Advances from EGC applied to Revolving Credit Facility and bond repurchase	60,593	—
Cash paid during the period for:
Interest	$45,750	$51,024

See accompanying Notes to Consolidated Financial Statements.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Chapter 11 Proceedings

Nature of Operations

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

Bankruptcy Proceedings and Restructuring Support Agreement

On April 14, 2016, the Company, Energy XXI, EGC and certain other subsidiaries of Energy XXI (excluding Energy XXI GIGS Services, LLC, which leases a subsea pipeline gathering system located in the shallow GoM shelf and storage and onshore processing facilities on Grand Isle, Louisiana) listed on Schedule 1 of the Restructuring Support Agreement (as defined below) (together with the Company, Energy XXI and EGC, the “Debtors”) filed voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being administered under the caption “In re: Energy XXI Ltd, et al., Case No. 16-31928.” The Debtors will continue to operate their businesses and manage their assets as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Concurrently with the filing of the Bankruptcy Petitions, Energy XXI filed a winding-up petition commencing an official liquidation proceeding under the laws of Bermuda before the Supreme Court of Bermuda. On April 15, 2016, John C. McKenna was appointed as provisional liquidator by the Supreme Court of Bermuda.

Prior to filing the Bankruptcy Petitions, on April 11, 2016, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders (the “Second Lien Noteholders”) of EGC’s 11.0% Senior Secured Second Lien Notes due 2020 (the “Second Lien Notes”), providing that the Second Lien Noteholders party thereto will support a restructuring of the Debtors, subject to the terms and conditions of the Restructuring Support Agreement. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through a joint prearranged plan of reorganization (as may be amended, restated, supplemented, or otherwise modified from time to time, the “Plan”). The Plan will represent a settlement of various issues, controversies, and disputes.

The Restructuring Support Agreement provides, among other things, that:

•	The liquidation of Energy XXI Ltd will be completed under the laws of Bermuda, and, given that it is unlikely to have assets available for distribution, existing equity holders would receive no distributions in respect of that equity in that liquidation.
•	The Debtors, on behalf of the holders of claims (the “First Lien Claims”) arising on account of the Second Amended and Restated First Lien Credit Agreement (as amended, the “First Lien Credit Facility,” “Revolving Credit Facility” or “Revolver”) and subject to further negotiations with the lenders (the “Lenders”) under the Revolving Credit Facility, will use their best efforts to ensure that at emergence, the amount drawn under the Revolving Credit Facility either (i) remains outstanding or (ii) is refinanced with a new facility with terms acceptable to the Second Lien Noteholders party to the Restructuring Support Agreement (the “Restructuring Support Parties”) who hold, in aggregate, at least 66.6% in principal amount of the Second Lien Notes Claims (as defined below) held by the Restructuring Support Parties (the “Majority Restructuring Support Parties”); provided,

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Chapter 11 Proceedings  – (continued)

however that (a) $228 million of letters of credit usage remains outstanding and (b) other terms, including a borrowing base redetermination holiday, are acceptable to the Debtors and the Majority Restructuring Support Parties. If the Debtors are unable to obtain the foregoing treatment of the First Lien Claims, then the Debtors will use their best efforts to obtain treatment acceptable to the Debtors and the Majority Restructuring Support Parties.
•	Holders of claims relating to the Second Lien Notes (the “Second Lien Notes Claims”) will receive their pro rata share of 100% of the common stock (the “New Equity”) in the reorganized company (the “New Entity”) on account of such Second Lien Notes Claims, subject to dilution from the issuance of New Equity in connection with the long-term management incentive plan for the reorganized Debtors (the “Management Incentive Plan”) and the Warrant Package (as defined below).
•	Holders of allowed priority claims (other than a priority tax claim or administrative claim) will receive either: (i) cash equal to the full allowed amount of such claim or (ii) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Majority Restructuring Support Parties.
•	Holders of secured claims (other than a priority tax claim, First Lien Claim, or Second Lien Notes Claim) will receive, at the Debtors’ election and with the consent of the Majority Restructuring Support Parties, either: (i) cash equal to the full allowed amount of such claim, (ii) reinstatement of such holder’s claim, (iii) the return or abandonment of the collateral securing such claim to such holder, or (iv) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Majority Restructuring Support Parties.
•	If the holders of claims relating to the unsecured EGC notes (the “EGC Unsecured Notes Claims”), our unsecured notes (the “EPL Unsecured Notes Claims”) and Energy XXI’s senior unsecured convertible notes (the “EXXI Convertible Notes Claims”) vote to accept the Plan, then such holders will receive their pro rata share of the package of out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity (subject to dilution from the Management Incentive Plan) with a maturity of 10 years and an equity strike price equal to (i) the principal amount of the Second Lien Notes Claims less the original issue discount of approximately $53.5 million plus (ii) accrued and unpaid interest (the “Warrant Package”). If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements.
•	John D. Schiller, Jr. will continue as the New Entity’s Chief Executive Officer and a member of its board of directors.

Milestones

The Restructuring Support Agreement also contains the following proposed milestones (the “Milestones”) for progress in the Chapter 11 proceedings:

•	no later than April 14, 2016, the Debtors shall commence the Chapter 11 Cases by filing Bankruptcy Petitions with the Bankruptcy Court (such filing date, the “Petition Date”);
•	no later than April 14, 2016, Energy XXI will file a winding up petition with the Bermuda Court commencing the Bermuda Proceeding;

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Chapter 11 Proceedings  – (continued)

•	on the Petition Date, the Debtors shall file with the Bankruptcy Court (i) a motion seeking entry of the interim order authorizing use of cash collateral (the “Interim Cash Collateral Order”) and the final order authorizing use of cash collateral (the “Final Cash Collateral Order”); and (ii) a motion seeking to assume the Restructuring Support Agreement (the “RSA Assumption Motion”);
•	no later than April 18, 2016, the Bankruptcy Court shall have entered the Interim Cash Collateral Order;
•	no later than May 16, 2016, the Debtors shall file with the Bankruptcy Court: (i) the Plan; (ii) the related disclosure statement (and all exhibits thereto) with respect to the Plan (the “Disclosure Statement”); and (iii) a motion (the “Disclosure Statement and Solicitation Motion”) seeking, among other things, (A) approval of the Disclosure Statement, (B) approval of procedures for soliciting, receiving, and tabulating votes on the Plan and for filing objections to the Plan, and (C) to schedule the hearing to consider confirmation of the Plan (the “Confirmation Hearing”);
•	no later than May 25, 2016, the Bankruptcy Court shall have entered the Final Cash Collateral Order;
•	no later than July 1, 2016, the Bankruptcy Court shall have entered an order authorizing the assumption of the Restructuring Support Agreement (the “RSA Assumption Order”);
•	no later than July 1, 2016, (i) the Bankruptcy Court shall have entered an order approving the Disclosure Statement and the relief requested in the Disclosure Statement and Solicitation Motion; and (ii) no later than five (5) business days after entry of the order approving the Disclosure Statement and Solicitation Motion, the Debtors shall have commenced solicitation on the Plan by mailing the solicitation materials with respect to the Plan (collectively, the “Solicitation Materials”) to parties eligible to vote on the Plan;
•	no later than August 8, 2016, the Bankruptcy Court shall have commenced the Confirmation Hearing;
•	no later than August 19, 2016, the Bankruptcy Court shall have entered the confirmation order with respect to the Plan (the “Confirmation Order”); and
•	no later than September 2, 2016, the Debtors shall consummate the transactions contemplated by the Plan (the date of such consummation, the “Effective Date”), it being understood that the satisfaction of the conditions precedent to the Effective Date (as set forth in the Plan) shall be conditions precedent to the occurrence of the Effective Date.

The Majority Restructuring Support Parties have the right, but not the obligation, to terminate their obligations under the Restructuring Support Agreement upon the failure of the Debtors to meet any of the Milestones unless (i) such failure is the direct result of any act, omission, or delay on the part of any Restructuring Support Parties in violation of its obligations under the Restructuring Support Agreement or (ii) such Milestone is extended with the express prior written consent of the Majority Restructuring Support Parties.

Reorganization Process

On the Petition Date, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors’ existing cash management system, the payment of certain pre-petition amounts to certain critical vendors, the ability to pay certain pre-petition taxes and regulatory fees, and the payment of certain pre-petition claims owed on account

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 — Organization and Chapter 11 Proceedings  – (continued)

of insurance policies and programs. With respect to those first-day motions for which only interim approval has been granted, the Bankruptcy Court had scheduled final hearings on such motions for May 13, 2016, which have been subsequently rescheduled to May 19, 2016 at the request of the unsecured creditors’ committee.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors’ may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions, including approval of the majority of Majority Restructuring Support Parties in accordance with the Restructuring Support Agreement.

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims and interests of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court’s decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Plan), among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, changes to certain operational cost drivers, treatment of Energy XXI’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized New Entity. Any proposed Chapter 11 plan will (and the Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the Lenders under the Revolving Credit Facility and holders of the EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, and EXXI Convertible Notes Claims, and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan (including the Plan). The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan (including the Plan). No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan (including the Plan) could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan (including the Plan).

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements

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

For the three and nine months ended March 31, 2016 and 2015, the consolidated financial statements have not been modified to reflect the bankruptcy filing. For periods subsequent to filing the Bankruptcy Petitions, the Company will apply the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the Chapter 11 Cases will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the balance sheet in liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

Going Concern Matters.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, although the Bankruptcy Petitions noted above and sustained depressed commodity prices raise substantial doubt about our ability to continue as a going concern. Accordingly, the financial statements and related notes do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that would be required should we be unable to continue as a going concern.

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

Recent Accounting Pronouncements.  In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements  – (continued)

will supersede most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09. With the one-year deferral, ASU No. 2014-09 is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU No. 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are evaluating the impact of the pending adoption of ASU No. 2014-09 on our financial position and results of operations and have not yet determined the method that will be adopted.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Our early adoption of ASU No. 2014-15 during the quarter ended December 31, 2015 impacted our disclosures but had no effect on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In June 2015, the FASB issued ASU No. 2015-15 as an amendment to this guidance to address the absence of authoritative guidance for debt issuance costs related to line-of-credit arrangements. The SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

The ASU is effective for public entities for annual periods beginning after December 15, 2015, and interim periods within those annual reporting periods. Early adoption is permitted for financial statements that have not been previously issued. The guidance will be applied on a retrospective basis. As a result of adopting ASU No. 2015-15, debt issuance costs will be presented in our consolidated balance sheets as a reduction in the carrying amount of the related debt liability, although we are continuing to evaluate the impact of ASU No. 2015-15 as it relates to debt issuance costs associated with line-of-credit arrangements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred taxes on the balance sheet by requiring classification of all deferred tax items as noncurrent including valuation allowances by jurisdiction. The ASU is effective for public entities for annual periods beginning after December 15, 2016, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of any interim or annual reporting period. Our early adoption of ASU No. 2015-17 during the quarter ended December 31, 2015 had no effect on our consolidated financial position, results of operations or cash flows other than presentation.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements  – (continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification and creating Topic 842, Leases. The guidance in this ASU supersedes Topic 840, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the provisions of this new standard and assessing the impact it may have on our consolidated financial position, results of operations or cash flows.

Note 3 — Liquidity and Capital Resources

As of March 31, 2016, we had no cash or cash equivalents and no available borrowing capacity under our Revolving Credit Facility. As of March 31, 2016, the total carrying value of our indebtedness was $904.6 million and was classified as current due to covenant violations that existed at March 31, 2016 and that were not cured prior to the Bankruptcy Petitions filed by us on April 14, 2016. Our indebtedness was comprised of $99.4 million of secured indebtedness outstanding under our Revolving Credit Facility, $325.0 million of secured indebtedness payable to EGC and $480.2 million of unsecured notes of which $266.6 million are held by EGC.

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

We have historically funded our operations primarily through cash flows from operating activities and advances from EGC, which historically has funded its operations primarily through cash flows from operating activities, borrowings under the Revolving Credit Facility, proceeds from the issuance of debt and equity securities and proceeds from asset sales. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2015 and have declined even further through fiscal 2016 to date. The price of WTI crude oil per barrel dropped below $27.00 per barrel in January 2016 for the first time in twelve years. Although oil prices have rebounded above $40.00 per barrel in April and May 2016, there is still significant volatility in commodity prices and these prices are still significantly lower than the industry has experienced in recent years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

As a result of the material adverse effect of commodity price declines on EGC’s liquidity position, uncertainty arose in the third quarter of fiscal 2016 as to whether EGC would be able to deliver the quarterly compliance certificate required under the Revolving Credit Facility, which among other things, requires that EGC make certain representations regarding its solvency and ongoing compliance with the financial ratios under the Revolving Credit Facility. In light of this uncertainty, on February 29, 2016, we and EGC entered into the Thirteenth Amendment and Waiver to the Revolving Credit Facility described below (the “Thirteenth Amendment”) which, among other things, waived EGC’s requirement to deliver a compliance certificate for the fiscal quarter ended December 31, 2015. On March 14, 2016, we and EGC entered into the Fourteenth Amendment and Waiver to the Revolving Credit Facility (the “Fourteenth Amendment”), which, among other things, extended the term of the waiver of the compliance certificate included in the Thirteenth Amendment until April 15, 2016.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — Liquidity and Capital Resources  – (continued)

In addition to providing that EGC was not required to deliver a compliance certificate for the fiscal quarter ended December 31, 2015 until its expiration date, the following additional changes to the First Lien Credit Agreement became effective upon the execution of the Thirteenth Amendment:

•	Prohibiting us and EGC from borrowing under the First Lien Credit Agreement before March 15, 2016.
•	Requiring us and EGC to deposit the proceeds of any loan under the First Lien Credit Agreement in an account covered by a control agreement in favor of the administrative agent.
•	Allowing for us and EGC to get replacement letters of credit under the First Lien Credit Agreement without satisfying the credit extension conditions in the First Lien Credit Agreement so long as the replacement letter of credit does not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Thirteenth Amendment are met.

The Fourteenth Amendment further provided for the reduction of our borrowing base under the First Lien Credit Agreement. EGC’s borrowing base under the First Lien Credit Agreement as of the effectiveness of the Fourteenth Amendment was reduced from $500 million to $377.8 million, with such reduction effectively removing any further borrowing capacity under the First Lien Credit Agreement beyond an aggregate amount equal to the amount of outstanding letters of credit that have been issued thereunder plus the amount of outstanding loans to us thereunder. The Fourteenth Amendment further provided that EGC unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to us under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. Accordingly, on March 15, 2016, EGC unwound and monetized all of its outstanding crude oil and natural gas contracts and received $50.6 million and paid this amount to reduce our borrowing base. As of March 31, 2016, EGC’s borrowing base was $327.2 million and our portion of that borrowing base was $99.4 million.

In addition, in response to commodity price declines, our fiscal year 2016 capital budget was substantially reduced compared to actual capital expenditures in fiscal year 2015. Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believed that all of its proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. As a result, we removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on our ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling $314.4 million as being uneconomical and transferred such amounts to the full cost pool, subject to amortization. The curtailment of the development of our properties will eventually lead to a decline in our production and reserves which would further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

Our liquidity may be further adversely affected if the BOEM requires us to provide additional bonding as a means to assure our decommissioning obligations, such as the plugging of wells, the removal of platforms and other offshore facilities, the abandonment of offshore pipelines and the clearing of the seafloor of obstructions, or if the surety companies providing such bonds on our behalf require us to provide additional cash collateral for such new or existing bonds. Any further expense in providing additional bonds or restrictions on our cash to collateralize existing bonds or new bonds would further reduce our liquidity.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — Liquidity and Capital Resources  – (continued)

As a result of continued decreases in commodity prices and our substantial debt burden, we continued throughout the third quarter of fiscal 2016 to work with our financial and legal advisors to analyze a variety of solutions to reduce our overall financial leverage, while maintaining primary focus on preserving liquidity. As part of this process, we engaged in discussions with certain of our debtholders and other stakeholders to develop and implement a comprehensive plan to restructure our balance sheet. As previously disclosed, as part of these ongoing discussions, on February 16, 2016, we had elected to enter into the 30-day grace period under the terms of the indenture governing our outstanding 8.25% Senior Notes due February 2018 (the “8.25% Senior Notes”) to extend the timeline for making the cash interest payment to March 17, 2016. In February 2016, EGC also repurchased $266.6 million of the 8.25% Senior Notes in open market transactions at a total cost of approximately $11.4 million, including accrued interest of $10.4 million, as described below in Note 7 — Long-Term Debt, and continues to hold those securities. Contemporaneously with these initial restructuring discussions, on March 8, 2016, our board of directors appointed James R. Latimer, III as an additional independent member of our board of directors to ensure that the interests of our stakeholders would be appropriately considered and protected. Mr. Latimer, as the sole member of an independent Special Committee established by our board of directors, was and continues to be tasked with reviewing and evaluating, in connection with any potential restructuring transaction, the treatment of the 8.25% Senior Notes, the treatment of the Promissory Note, and any matters on which an actual conflict exists between us and any of the other Debtors. Mr. Latimer, through the Company, engaged the law firm of Porter Hedges LLP to assist him in carrying out these duties.

On March 15, 2016, as part of our ongoing discussions with certain of our debtholders, EGC elected to make the deferred interest payment on the 8.25% Senior Notes, while also electing not to make the interest payments due on the Second Lien Notes and on EGC’s 6.875% Senior Notes due 2024, commencing a new 30-day grace period. During the new 30-day grace period, we continued discussions with an ad hoc committee of Second Lien Noteholders and a steering committee of Lenders under the Revolving Credit Facility regarding a potential restructuring. On April 11, 2016, we entered into the Restructuring Support Agreement with certain of the Second Lien Noteholders. Pursuant to the Restructuring Support Agreement, we expect to eliminate substantially all of our prepetition indebtedness other than indebtedness under the Revolving Credit Facility, resulting in a significantly deleveraged capital structure. For more information regarding the Restructuring Support Agreement, see Note 1 — Organization and Chapter 11 Proceedings. On April 14, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

As described in Note 1 — Organization and Chapter 11 Proceedings, the filing of the Bankruptcy Petitions constituted an event of default with respect to our existing debt obligations. However, subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The Bankruptcy Court has approved payment of certain pre-petition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, surety bond premiums as well as payments to critical vendors and possessory lien vendors. Despite the liquidity provided by EGC’s existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 — Liquidity and Capital Resources  – (continued)

suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings (approximately $2.8 million through March 31, 2016, of which approximately $0.1 million was capitalized as debt issue costs) and expect that we will continue to incur significant professional fees and other restructuring costs throughout our Chapter 11 proceedings, including adequate protection payments required under the Interim Cash Collateral Order. Assuming that the Chapter 11 proceedings do not interrupt our ability to draw from cash on hand at EGC (including approximately $159 million of cash on hand at EGC as of March 31, 2016 and funds generated from ongoing operations at EGC and EPL), we believe we have sufficient liquidity to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt. As such, we expect to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders approving such payments. We do not intend to seek debtor-in-possession (“DIP”) financing at this time. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

The Court has entered an Interim Cash Collateral Order authorizing the Debtors’ use of cash collateral in accordance with the terms of such order and the cash collateral budget described therein. The Bankruptcy Court had scheduled a final hearing on the Cash Collateral Motion for May 13, 2016, which has been subsequently rescheduled to May 19, 2016 at the request of the unsecured creditors’ committee. If the Bankruptcy Court enters a final order approving the Cash Collateral Motion, the Debtors will have the conditional authority, subject to the terms and conditions of the Bankruptcy Court’s orders, the Restructuring Support Agreement, and the cash collateral budget, to use cash collateral for a certain period of time from the Petition Date, and the Debtors have agreed to pursue the confirmation and implementation of the Plan within that period of time. The Debtors’ use of cash collateral is critical to their ability to operate during the course of the Chapter 11 Cases, to remain current on their post-petition operating costs, to pursue a reorganization pursuant to the Plan and to emerge successfully as a going concern from the Chapter 11 proceedings.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on our and EGC’s ability to successfully implement the Plan (or another Chapter 11 plan), successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible sale of the Company or certain material assets pursuant to Section 363 of the Bankruptcy Code, or a liquidation under Chapter 7 of the Bankruptcy Code.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Pushdown Accounting and Goodwill

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

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 — Pushdown Accounting and Goodwill  – (continued)

In estimating the fair value of our reporting unit and our estimated reserves, we used an income approach which estimated fair value primarily based on the anticipated cash flows associated with our estimated reserves, discounted using a weighted average cost of capital rate based on market participant data. The estimation of the fair value of our reporting unit includes the use of significant inputs not observable in the market, such as estimates of reserves quantities, the weighted average cost of capital (discount rate), future pricing beyond a certain period and estimated future capital and operating costs. The use of these unobservable inputs resulted in the fair value estimate being classified as a Level 3 measurement. Although we believe the assumptions and estimates used in the fair value calculation of our reporting unit are reasonable and appropriate, different assumptions and estimates could materially impact the analysis and resulting conclusions.

Note 5 — Property and Equipment

The following table summarizes our property and equipment.

	March 31, 2016	June 30, 2015
	(In thousands)
Proved oil and natural gas properties	$3,442,675	$2,993,012
Unevaluated oil and natural gas properties	40,751	435,429
Other	—	3,116
Less: accumulated depreciation, depletion, amortization and impairment	(3,093,487)	(2,016,532)
Total property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$389,939	$1,415,025

At March 31, 2016 and June 30, 2015, our investment in unevaluated properties primarily relates to the fair value of unproved oil and natural gas properties determined during the Merger. Costs associated with unevaluated properties are transferred to evaluated properties upon the earlier of 1) a determination as to whether there are any proved reserves related to the properties, or 2) ratably over a period of time of not more than four years. As of December 31, 2015, we had identified certain of our unevaluated properties totaling $314.4 million as being uneconomical and transferred such amounts to the full cost pool, subject to amortization.

Due to the depressed commodity prices and our lack of capital resources to develop our properties, we believed that all of our proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. As a result, we removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling.

Under the full cost method of accounting at the end of each financial reporting period, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price, net of applicable differentials, for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs associated with developed properties) to the net full cost pool of oil and natural gas properties, net of related deferred income taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and natural gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the amount of the discounted cash flows. For the three and nine months ended March 31, 2016, our ceiling test computations resulted in impairments of our oil and natural gas

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 — Property and Equipment  – (continued)

properties of $115.6 million and $928.5 million, respectively. If the current low commodity price environment or downward trend in oil and natural gas prices continues, we will incur further impairment to our full cost pool in fiscal 2016 based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Note 6 — Asset Retirement Obligations

The following table reconciles the changes to our asset retirement obligations.

Nine Months Ended March 31, 2016
(in thousands)
Beginning of period total	$240,362
Accretion expense	18,924
Liabilities incurred	27,095
Revisions*	16,334
Liabilities settled	(68,031)
End of period total	234,684
Less: End of period, current portion	(35,366)
End of period, noncurrent portion	$199,318

*	Upward revision due to increased estimates for certain fields, only partially offset by declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services due to excess capacity.

Note 7 — Long Term Debt

On April 14, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code under the caption “In re: Energy XXI Ltd, et al., Case No. 16-31928.” The filing of the Bankruptcy Petitions constituted an event of default with respect to our existing debt obligations. As a result of the covenant violations that existed at March 31, 2016 and that were not cured prior to the filing of the Bankruptcy Petitions, our pre-petition secured indebtedness under the Revolving Credit Facility and unsecured notes became immediately due and payable and any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases. Accordingly, all of our outstanding indebtedness has been classified as current in the accompanying consolidated balance sheet at March 31, 2016, and we accelerated the amortization of the fair value debt premium associated with our unsecured notes, fully amortizing that amount as of March 31, 2016. We currently believe that it is probable that we may enter into a potential restructuring agreement with the lenders under our Revolving Credit Facility. Accordingly, we have not accelerated the amortization of remaining debt issue costs related to the Revolving Credit Facility. We continue to accrue interest on the Revolving Credit Facility subsequent to the Bankruptcy Petition date of April 14, 2016 since we anticipate that such interest will be allowed by the Bankruptcy Court to be paid to the Lenders. However, for all our other indebtedness, in accordance with accounting guidance in ASC 852, Reorganizations, we will accrue interest only up to the pre-Bankruptcy Petition date of April 13, 2016. Additional information regarding the Chapter 11 proceedings is included in Note 1 — Organization and Chapter 11 Proceedings.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Long Term Debt  – (continued)

The following table sets forth our indebtedness.

	March 31, 2016	June 30, 2015
	(In thousands)
8.25% Senior Notes due 2018	$213,677	$510,000
8.25% Senior Notes due 2018 due to EGC	266,567	—
Debt premium on 8.25% Senior Notes due 2018	—	29,459
Revolving Credit EPL Sub-Facility	99,412	150,000
Promissory note payable to EGC	325,000	325,000
Derivative instruments premium financing	—	3,364
Total debt	904,656	1,017,823
Less current maturities	(904,656)	(3,364)
Long term debt	$—	$1,014,459

During the nine months ended March 31, 2016, we repurchased $29.8 million in aggregate principal amount of the 8.25% Senior Notes in open market transactions at a total cost of approximately $10.5 million, including accrued interest of $0.5 million, and we recorded a gain on this repurchase of approximately $21.3 million, including the amount of associated unamortized premium. These repurchased notes were cancelled. During the three months ended March 31, 2016, EGC purchased $266.6 million in aggregate principal amount of the 8.25% Senior Notes in open market transactions at a total cost of approximately $11.4 million, including accrued interest of $10.4 million, and continues to hold those securities. However, because these notes were not cancelled by EGC, these notes remain included in the total 8.25% Senior Notes reflected in the table above. See below for further discussion of our 8.25% Senior Notes.

Revolving Credit EPL Sub-Facility

The Revolving Credit Facility was entered into in May 2011, but was most recently amended under the Fourteenth Amendment, the Thirteenth Amendment, the Twelfth Amendment to the First Lien Credit Agreement on November 30, 2015 (the “Twelfth Amendment”) and the Eleventh Amendment and Waiver to the First Lien Credit Agreement on July 31, 2015 (the “Eleventh Amendment”). The Revolving Credit Facility currently has a maximum facility amount and borrowing base of $327.2 million, of which such amount $99.4 million is the borrowing base under the sub-facility established for EPL. Borrowings under the First Lien Credit Agreement are limited to a borrowing base based on oil and natural gas reserve values, which are redetermined on a periodic basis. The scheduled date of maturity of the First Lien Credit Agreement was April 9, 2018.

The Revolving Credit Facility permitted EGC to make a loan to us in the amount of $325 million using proceeds from the incurrence of additional permitted second lien or third lien indebtedness and permitted us to secure such loan by providing liens on substantially all of our assets that are second in priority to the liens of the lenders under the First Lien Credit Agreement pursuant to the terms of an intercreditor agreement. The Revolving Credit Facility restricted the transfer of EGC’s rights in respect of such loan or the making of any prepayment or otherwise modifying the terms of such arrangements.

The Revolving Credit Facility is secured by mortgages on at least 90% of the value of EGC and its subsidiaries’ (other than us and our subsidiaries until they shall have become guarantors of the EGC indebtedness under the First Lien Credit Agreement) proved reserves and proved developed producing reserves, but with the threshold for our and our subsidiaries’ properties (until they shall have become guarantors of the EGC indebtedness under the First Lien Credit Agreement) at 85%. Additionally, we are required to maintain $30 million of restricted cash in an account subject to a control agreement in favor of the administrative agent under the First Lien Credit Agreement.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Long Term Debt  – (continued)

EGC’s election to not make an interest payment on our 8.25% Senior Notes due on February 16, 2016 commenced a 30-day grace period, although such an election did not constitute an event of default under the indenture governing the 8.25% Senior Notes or any other debt instruments; however, under the Revolving Credit Facility agreement, the missed payment constituted a default under which no portion of the outstanding principal amount may be continued as a London Interbank Offered Rate (“LIBOR”), plus applicable margins ranging from 2.75% to 3.75% rate loan. Accordingly, on February 25, 2016, all of the outstanding principal amount was subjected to an alternate base rate based on the federal funds effective rate plus applicable margins ranging from 1.75% to 2.75%. The applicable commitment fee under the facility is 0.50%. As a result of the filing of the Bankruptcy Petitions described in Note 1 — Organization and Chapter 11 Proceedings, the highest of the margins currently applies and default interest is accruing under the facility.

Lender consent is required for any asset disposition that would have the effect of reducing the borrowing base by more than $5 million in the aggregate.

On February 29, 2016, the Thirteenth Amendment became effective and on March 14, 2016, the Fourteenth Amendment became effective, extending the term of the Thirteenth Amendment until April 15, 2016.

The Thirteenth and Fourteenth Amendments provided that EGC was not required to deliver a compliance certificate for the fiscal quarter ended December 31, 2015 until their respective expiration dates. The following additional changes to the First Lien Credit Agreement became effective upon the execution of the Thirteenth Amendment:

•	Prohibiting us and EGC from borrowing under the First Lien Credit Agreement before March 15, 2016.
•	Requiring us and EGC to deposit all cash and investments in accounts covered by control agreements in favor of the administrative agent.
•	Allowing for us and EGC to get replacement letters of credit under the First Lien Credit Agreement without satisfying the credit extension conditions in the First Lien Credit Agreement so long as the replacement letter of credit does not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Thirteenth Amendment are met.

The Fourteenth Amendment provided for the reduction of our borrowing base under the First Lien Credit Agreement. EGC’s borrowing base under the First Lien Credit Agreement as of the effectiveness of the Fourteenth Amendment was reduced from $500 million to $377.8 million, with such reduction effectively removing any further borrowing capacity under the First Lien Credit Agreement beyond an aggregate amount equal to the amount of outstanding letters of credit that have been issued thereunder plus the amount of outstanding loans to us thereunder. In connection with such reduction, the Fourteenth Amendment provided that EGC unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to us under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. This further reduction in borrowing base was for both the overall borrowing base under the First Lien Credit Agreement as well as the borrowing base specific to us, and in each case, the reduction is an amount equal to the full extent of the aggregate amount of repaid principal relating to such unwound hedging transactions.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Long Term Debt  – (continued)

The Fourteenth Amendment continued to allow EGC to get replacement letters of credit under the First Lien Credit Agreement without satisfying credit extension conditions so long as the replacement letter of credit did not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Fourteenth Amendment were met.

As of March 31, 2016, we had $99.4 million in borrowings under the First Lien Credit Agreement. On April 14, 2016, however, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the Revolving Credit Facility and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, the Debtors, on behalf of the holders of the First Lien Claims arising on account of the Revolving Credit Facility and subject to further negotiations with the Lenders, have agreed to use their best efforts to ensure that at emergence from the Chapter 11 proceedings, the amount drawn under the Revolving Credit Facility either (i) remains outstanding or (ii) is refinanced with a new facility with terms acceptable to the Majority Restructuring Support Parties; provided, however that (a) $228 million of letters of credit usage remains outstanding and (b) other terms, including a borrowing base redetermination holiday, are acceptable to the Debtors and the Majority Restructuring Support Parties. If the Debtors are unable to obtain the foregoing treatment of the First Lien Claims, then the Debtors will use their best efforts to obtain treatment acceptable to the Debtors and the Majority Restructuring Support Parties. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

Promissory Note

On March 12, 2015, in connection with EGC’s issuance of the Second Lien Notes, we entered into a $325.0 million secured second lien promissory note between us, as the maker, and EGC, as the payee (the “Promissory Note”). Proceeds from the Promissory Note were used to repay a like amount of the outstanding borrowings under the Revolving Credit EPL Sub-Facility. The Promissory Note bears interest at an annual rate of 10%, has a maturity date of October 9, 2018, and is secured by a second priority lien on certain of our assets that secure the obligations under the First Lien Credit Agreement. EGC may release the collateral securing the Promissory Note at any time. The note has not been, and will not be, registered under the Securities Act of 1933, as amended or the securities laws of any other jurisdiction. We have an option to prepay this note in whole or in part at any time, without penalty or premium. The note bears interest from the date of issuance with interest due quarterly, in arrears, on January 5th, April 5th, July 5th, and October 5th, beginning September 5, 2015.

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the Promissory Note and accelerated the indebtedness thereunder. The treatment of the Promissory Note will be determined in accordance with the Plan. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Long Term Debt  – (continued)

8.25% Senior Notes due 2018

The 8.25% Senior Notes consist of $510.0 million in aggregate principal amount ($480.2 million carrying value at March 31, 2016, including $266.6 million held by EGC) of our 8.25% senior notes due 2018 issued under an Indenture dated February 14, 2011 (the “2011 Indenture”). The 8.25% Senior Notes bear interest from the date of their issuance at an annual rate of 8.25% with interest due semi-annually, in arrears, on February 15th and August 15th of each year. The 8.25% Senior Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis initially by each of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries). The 8.25% Senior Notes will mature on February 15, 2018.

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the indenture governing the 8.25% Senior Notes and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, if the holders of the EPL Unsecured Notes Claims vote to accept the Plan, then such holders will receive their pro rata share of the Warrant Package. If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

Derivative Instruments Premium Financing

We have historically financed premiums on derivative instruments that we purchase with our hedge counterparties. Substantially all of our hedge transactions were with lenders under the Revolving Credit EPL Sub-Facility. Derivative instruments premium financing is accounted for as debt and this indebtedness is pari passu with borrowings under the Revolving Credit EPL Sub-Facility. The derivative instruments premium financing is structured to mature when the derivative instrument settles so that we realize the value, net of derivative instrument premium financing. As of March 31, 2016, we had no outstanding derivative instruments premium financing.

Interest Expense

Filing of the Bankruptcy Petitions on April 14, 2016 constituted an event of default with respect to our existing debt obligations. Accordingly the Company’s pre-petition secured indebtedness under the Revolving Credit Facility, secured indebtedness payable to EGC and unsecured notes became immediately due and payable and any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases. As a result of the covenant violations that existed at March 31, 2016 and that were not cured prior to the filing of the Bankruptcy Petitions, all of our outstanding indebtedness has been classified as current in the accompanying consolidated balance sheet at March 31, 2016, and we accelerated the amortization of the associated unsecured debt premium, fully amortizing that amount as of March 31, 2016. We currently believe that it is probable that we may enter into a potential restructuring agreement with the lenders under our Revolving Credit Facility. Accordingly, we have not accelerated the amortization of remaining debt issue costs related to the Revolving Credit Facility. We continue to accrue interest on the Revolving Credit Facility subsequent to the Bankruptcy Petition date of April 14, 2016 since we anticipate that such interest will be allowed by the Bankruptcy Court to be paid to the lenders. However, for all our other indebtedness, in accordance with accounting guidance in ASC 852, Reorganizations, we will accrue interest only up to the pre-Bankruptcy Petition date of April 13, 2016. For the three and nine months ended March 31, 2016 and 2015, interest expense (income) consisted of the following:

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 — Long Term Debt  – (continued)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
8.25% senior notes due 2018	$10,057	$10,518	$30,706	$31,556
Amortization of fair value premium – 8.25% senior notes	(3,325)	(2,608)	(10,048)	(7,712)
Amortization of fair value premium – 8.25% senior notes – accelerated	(17,892)	—	(17,892)	—
Revolving credit EPL sub-facility	1,656	2,982	4,606	8,941
Promissory note payable to EGC	8,486	1,625	25,097	1,625
Derivative instruments premium financing and other	659	41	928	(4)
	$(359)	$12,558	$33,397	$34,406

Note 8 — Derivative Financial Instruments

We enter into hedging transactions to reduce exposure to fluctuations in the price of crude oil and natural gas. We enter into hedging transactions with multiple investment-grade rated counterparties, primarily financial institutions, to reduce the concentration of exposure to any individual counterparty. We use various instruments including financially settled crude oil and natural gas puts, put spreads, swaps, zero-cost collars and three-way collars. Derivative financial instruments are recorded at fair value and included as either assets or liabilities in the consolidated balance sheets. Any gains or losses resulting from changes in fair value of outstanding derivative financial instruments and from the settlement of derivative financial instruments are recognized in earnings and included in gain (loss) on derivative financial instruments as a component of revenues in the accompanying consolidated statements of operations. We had no derivative instruments outstanding at March 31, 2016.

The effect of derivative financial instruments on our consolidated statements of operations was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
Gain (loss) on derivative financial instruments	2016	2015	2016	2015
Cash settlements, net of purchased put premium amortization	$—	$(599)	$2,111	$24,304
Proceeds from monetizations	—	—	—	4,559
Change in fair value	—	(1,614)	1,573	13,043
Total gain (loss) on derivative financial instruments	$—	$(2,213)	$3,684	$41,906

Note 9 — Fair Value Measurements

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

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Fair Value Measurements  – (continued)

assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).
•	Level 3 — unobservable inputs that reflect our own expectations about the assumptions that market participants would use in measuring the fair value of an asset or liability.

For cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, the carrying amounts approximate fair value due to the short-term nature or maturity of the instruments. For the 8.25% Senior Notes, the fair value is estimated based on quoted prices in a market that is not an active market, which are Level 2 inputs within the fair value hierarchy. The carrying value of the revolving credit facility approximates its fair value because the interest rate is variable and reflective of market rates, which are Level 2 inputs within the fair value hierarchy. As described in Note 7 — Long Term Debt, the filing of the Bankruptcy Petitions constituted an event of default under the Promissory Note payable to EGC and accelerated the indebtedness thereunder. The treatment of the Promissory Note will be determined in accordance with the Plan. Due to the uncertainty related to the future treatment of the Promissory Note, it is considered impracticable to determine the fair value of the Promissory Note as of March 31, 2016.

Our commodity derivative instruments consisted of financially settled crude oil and natural gas swaps and three way collars. We estimated the fair values of these instruments based on published forward commodity price curves, market volatility and contract terms as of the date of the estimate. The discount rate used in the discounted cash flow projections was based on published LIBOR rates. The fair values of commodity derivative instruments in an asset position included a measure of counterparty nonperformance risk, and the fair values of commodity derivative instruments in a liability position included a measure of our own nonperformance risk, each based on the current published issuer-weighted corporate default rates. See Note 8 — Derivative Financial Instruments.

During the three and nine months ended March 31, 2016, we did not have any transfers from or to Level 3. The following table sets forth our financial assets and liabilities that are accounted for at fair value on a recurring basis.

	March 31, 2016	June 30, 2015
	(in thousands)
Assets
Derivative financial instruments
Current	$—	$888
Total derivative financial instruments subject to enforceable netting agreement	—	888
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in consolidated balance sheets	$—	$888
Liabilities
Derivative financial instruments
Current	$—	$1,057
Total derivative financial instruments subject to enforceable netting agreement	—	1,057
Gross amounts offset in consolidated balance sheets	—	—
Net amounts presented in consolidated balance sheets	$—	$1,057

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 — Fair Value Measurements  – (continued)

The following table sets forth the outstanding and estimated fair values of our debt instruments which are classified as Level 2 financial instruments.

	March 31, 2016		June 30, 2015
	(In thousands)
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
8.25% senior notes	$213,677	$10,684	$539,459	$306,000
8.25% senior notes due to EGC	266,567	13,328	—	—
Revolving credit EPL sub-facility	99,412	99,412	150,000	150,000
Total	$579,656	$123,424	$689,459	$456,000

The 8.25% Senior Notes contain an option to redeem up to 35% of the aggregate principal amount of the notes outstanding with the net cash proceeds of certain equity offerings. This option is considered an embedded derivative and is classified as a Level 3 financial instrument for which the estimated fair value at March 31, 2016 and June 30, 2015 was not material.

Note 10 — Income Taxes

We are a (U.S.) Delaware company and, as a result of the Merger, a direct subsidiary of EGC. We are a member of a consolidated group of corporations for U.S. federal income tax purposes where Energy XXI, Inc., (the “U.S. Parent”) is the U.S. parent entity. Energy XXI indirectly owns 100% of U.S. Parent, but is not a member of the U.S. consolidated group. We operate through our various subsidiaries in the United States as they apply to our current ownership structure. Pursuant to the Restructuring Support Agreement (“RSA”) discussed in Note 1 — Organization and Chapter 11 Proceedings — Bankruptcy Proceedings and Restructuring Support Agreement (“Note 1”), we along with Energy XXI, the U.S. Parent, and other affiliates filed bankruptcy and liquidation petitions in the United States and Bermuda, as applicable, on April 14, 2016. These filings generally had no immediate effect on the Company’s income tax year or income tax reporting requirements, but will likely have future effects as discussed below. ASC Topic 740, Income Taxes, provides that the income tax amounts presented in the separate financial statements of a subsidiary entity that is a member of a consolidated group should be based upon a reasonable allocation of the income tax amounts of that group. We allocate income tax expense/benefit and deferred tax items between affiliates as if each affiliate prepared a separate U.S. income tax return for the reporting period. We have recorded no income tax-related intercompany balances with affiliates.

We estimate the annual effective tax rate for the current fiscal year and apply it to interim periods. Currently, our estimated annual effective tax/(benefit) rate is zero. Our actual effective tax/(benefit) rate for the three and nine months ended March 31, 2016 was also zero. The variance from the U.S. statutory rate of 35% is primarily due to continued recorded and forecast losses that, based on present circumstances, will not result in us recording a current income tax benefit. Rather, all increases in net deferred tax assets (primarily related to net operating loss (“NOL”) carryovers net of deferred tax liability from oil and natural gas properties’ net book carrying values exceeding their corresponding tax bases) will be completely offset by increases in valuation allowances. As required by ASC Topic 740-270, Income Taxes: Interim Reporting, we forecast our tax position for the year, and may not record an additional tax benefit in an interim period unless we believe that we would be allowed to record a net deferred tax asset at the end of the year. At this time, we do not have such a belief (due to a preponderance of negative evidence as to future realizability) and accordingly reflect a current deferred tax benefit of zero. We continue to evaluate the need for the valuation allowance based on current and expected earnings and other factors, and adjust it accordingly.

We have historically paid no significant U.S. cash income tax (either directly to the IRS or states or through intercompany tax-sharing arrangements) due to the election to expense intangible drilling costs and

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10 — Income Taxes  – (continued)

the presence of our net operating loss carryforwards (“NOLs”). Section 61(a)(12) of the Internal Revenue Code of 1986, as amended (“IRC”) generally provides, in pertinent part, that income from the discharge of indebtedness (“CODI”) is treated as ordinary income subject to current taxation. The Company has completed several purchases of indebtedness in the past two quarters at less than the issued amount of the indebtedness, which constitutes CODI. The U.S. Alternative Minimum Tax (“AMT”) only allows offset of 90% of AMT income by NOL carryovers (with certain limited exceptions for 2009 and 2010 generated NOLs), with the balance of income being taxed at 20%. IRC section 108(a)(1) provides that CODI may be excluded from taxable income of a debtor if the discharge occurred: (i) while the debtor was subject to a Title 11 (or similar) proceeding (such as a Chapter 11 filing), or (ii) while insolvent. The significance of exclusion treatment is that an NOL carryforward is not required to shield excluded CODI. If NOLs were used to offset CODI (or other taxable income), the Company would be subject to a current cash AMT payment due to the 90% limitation in NOL usage against this tax. We believe, more likely than not, that prior to the bankruptcy filing, the Company was, for income tax purposes, insolvent as defined in IRC section 108(a)(1)(B) at the times of significant indebtedness repurchases and thus the exclusion applies to significant indebtedness repurchases that constitute CODI. As such, we presently do not expect to make any cash AMT payments during this fiscal year. If any such AMT payments were required, we believe that, under present circumstances, we would not be able to record a net deferred tax asset for these payments, even though they result in a Minimum Tax Credit usable against future regular income tax with no expiration period. Thus, we believe that any current-year cash AMT payments would have a negative impact on earnings. We revise our ongoing estimated AMT obligation each quarter during the year and revise our expected income tax rate and cash tax payment disclosure accordingly.

In accordance with IRC section 382, certain transfers of our equity, equity of our parent, or issuances of equity in connection with our restructuring, may impair our ability to utilize our U.S. federal income tax NOL carryforwards and the tax basis of property (“Tax Attributes”) to offset future taxable income. A corporation is generally permitted to deduct from taxable income (or offset resulting income tax, in the case of credits) in any year NOLs carried forward from prior years, as well as certain depletion, depreciation and amortization (“DD&A”) cost recovery deductions relating to the recovery of its tax basis in properties post-discharge. The Bankruptcy Court has entered an interim order that places certain limitations on trading in Energy XXI’s equity during the pendency of the Chapter 11 cases. Additional limitations pursuant to IRC section 382 can apply based upon the enterprise value of the Company upon exit, and many of these factors are based upon market elements and the results of negotiations that are forthcoming and are beyond the control of the Company. Despite these precautions, we can provide no assurances that these tax law limitations, market factors, or results of negotiations will prevent an “ownership change” or otherwise inhibit our ability to utilize our NOL or other Tax Attribute carryforwards as a result of our reorganization, due to IRC section 382 ownership change limitations. Additionally, Tax Attribute reduction resulting from CODI exclusion is generally required irrespective of the application of IRC section 382 to changes in ownership of the Company. As such, we expect that our Tax Attributes available for use after emergence from bankruptcy will be significantly limited.

Note 11 — Related Party Transactions

On June 3, 2014, we entered an intercompany services and cost allocation agreement with Energy XXI Services, LLC (“Energy Services”), an affiliate of the Company. Services provided by Energy Services include management, legal, accounting, tax, corporate secretarial, human resources, employee benefit administration, office space and other furniture and equipment management, and other support services. Cost of these services for the three and nine months ended March 31, 2016 was approximately $11.0 million and $29.2 million, respectively, of which approximately $9.2 million and $24.2 million, respectively, is included in general and administrative expense. Cost of these services for the three and nine months ended March 31, 2015 was approximately $14.0 and $23.8 million, respectively, of which approximately $10.4 million and $19.5 million, respectively, is included in general and administrative expense.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 — Related Party Transactions  – (continued)

During the three months ended March 31, 2016, EGC purchased $266.6 million in aggregate principal amount of the 8.25% Senior Notes in open market transactions at a total price of approximately $11.4 million, including accrued interest of $10.4 million. EGC continues to hold those securities.

On March 12, 2015, in connection with EGC’s issuance of the Second Lien Notes, we entered into the Promissory Note payable to EGC with a face value of $325 million. The Promissory Note bears interest at an annual rate of 10%, has a maturity date of October 9, 2018, and is secured by a second priority lien on certain of our assets that secure the obligations under the First Lien Credit Agreement. For the three and nine months ended March 31, 2016, interest expense on the Promissory Note amounted to approximately $8.5 million and $25.1 million, respectively. For the three and nine months ended March 31, 2015, interest expense on the Promissory Note amounted to $1.6 million. At March 31, 2016 and June 30, 2015, accrued liabilities on the consolidated balance sheets include interest payable on the Promissory Note payable to EGC of approximately $34.9 million and $9.8 million, respectively.

On April 14, 2016, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the Promissory Note and accelerated the indebtedness thereunder. The treatment of the Promissory Note will be determined in accordance with the Plan. See Note 7 — Indebtedness for more information regarding the Promissory Note.

Note 12 — Commitments and Contingencies

Litigation.  We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. As described below, most of our pending legal proceedings have been stayed by virtue of filing the Bankruptcy Petitions on April 14, 2016. We do not believe the ultimate resolution of any such actions will have a material effect on our consolidated financial position, results of operations or cash flows. For more information regarding the Chapter 11 proceedings, see Note 1 — Organization and Chapter 11 Proceedings.

Performance Bonds.  As of March 31, 2016, we had $185.2 million of performance bonds outstanding relating to assets in the Gulf of Mexico. As a lessee and operator of oil and natural gas leases on the federal Outer Continental Shelf (“OCS”), approximately $63.0 million of our performance bonds are lease and/or area bonds issued to the BOEM that the BOEM has access to and assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $122.2 million in performance bonds issued not to the BOEM but rather to predecessor third party assignors including certain state regulatory bodies of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities. In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $566.5 million in supplemental financial assurance and/or bonding for our offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015 and December 2015, following discussions with the BOEM, we provided $54.7 million and $8.9 million, respectively, of supplemental bonds issued to the BOEM (which is reflected in the $63.0 million in lease and/or area bonds discussed above). On June 30, 2015, we sold the East Bay field, and as a result, the $566.5 million of requested supplemental financial assurance and/or bonding required by the BOEM in April 2015 was reduced by approximately $178 million.

In October 2015, we received information from the BOEM indicating that we could receive additional demands of supplemental financial assurance for amounts in addition to the $566.5 million initially sought by the BOEM in April 2015, primarily relating to certain properties that were no longer exempt from supplemental bonding as a result of co-lessees losing their exemptions. However, we believe that a substantial

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12 — Commitments and Contingencies  – (continued)

portion of the additional supplemental financial assurance and/or bonding that could be sought by the BOEM may relate to circumstances that could eventually be removed from our responsibility (in terms of providing added assurance or bonding), including, for example, lease interests of co-lessees, leases that have since been divested by us, and leases where we are not the permitted operator and no drilling of wells has occurred. We would expect that most, if not all, of our co-lessees with the remaining working interest in such lease interests will provide their share of the bonding.

Since we received the additional information from the BOEM in October 2015, we have had a series of discussions and exchanges of information with the BOEM on long-term financial assurance planning, culminating in the BOEM’s agreement to, and execution of, our long-term plan approved and executed by the BOEM on February 25, 2016 (the “Long-Term Plan”). As required by our Long-Term Plan, we must perform, among other things, the following activities: (1) use our best commercial efforts to have the BOEM included as an additional obligee under our third-party bonds by July 1, 2016; (2) provide additional financial assurance as may be required under the applicable BOEM requirements with respect to any of our pending or future plans or activities for offshore leasing, exploration or development, including any permitting or assignment associated with such plans or activities (but excluding certain internal restructuring assignments or transfers between us and our subsidiaries or our affiliates); (3) with respect to certain of our operated properties with active non-waived co-lessees, make diligent efforts to negotiate with our co-lessees to achieve full financial assurance for certain of such offshore facility interests by submitting a plan for these properties by July 1, 2016; (4) work with the third-party operators of our non-operated interests to address our proportionate share of any supplemental bond demands on these non-operated properties; and (5) work with BOEM and our insurers to potentially receive credit for our energy insurance package. If we are unable to provide sufficient financial assurance to BOEM under this plan, after July 1, 2016, BOEM may assess additional supplemental financial assurance and/or bonding requirements on us, which could negatively impact our operations, financial condition and liquidity. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, it is anticipated that the Company will continue to perform its obligations under the Long-Term Plan during the pendency of the Chapter 11 Cases and in connection with the consummation of its restructuring.

The BOEM may also bolster its financial assurance requirements mandated by rule for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements, including the directives and other correspondence issued by the BOEM in April 2015 and thereafter, as reflected in the Long-Term Plan, any other future BOEM directives, or any other changes to the BOEM’s current supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit EPL Sub-Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations.

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

Other.  We maintain restricted escrow funds as required by certain contractual arrangements. At March 31, 2016, our restricted cash included $30 million related to the First Lien Credit Agreement and approximately $6.0 million in a trust for future plugging, abandonment and other decommissioning costs related to the East Bay field, which will be transferred to the buyer of our interests in that field.

EPL OIL & GAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12 — Commitments and Contingencies  – (continued)

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

Effect of Automatic Stay.  As described in Note 1 — Organization and Chapter 11 Proceedings, the Debtors filed voluntary petitions for relief under the Bankruptcy Code on April 14, 2016 (the “Petition Date”) in the Bankruptcy Court. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases, pursuant to Section 362(a) of the Bankruptcy Code, automatically enjoined, or stayed, among other things, the continuation of most judicial or administrative proceedings or the filing of other actions against or on behalf of the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Debtors’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above, governmental authorities may determine to continue actions brought under regulatory powers. Thus, the automatic stay may have no effect on certain matters described above.

Note 13 — Supplemental Condensed Consolidating Financial Information

In connection with issuing the 8.25% Senior Notes described in Note 7 — Long Term Debt, all of our existing direct and indirect domestic subsidiaries (other than immaterial subsidiaries) each of which is 100% owned by EPL (the “Guarantor Subsidiaries”), jointly and severally guaranteed the payment obligations under our 8.25% Senior Notes. The guarantees are full and unconditional, as those terms are used in Rule 3-10 of Regulation S-X, except that a Guarantor Subsidiary can be automatically released and relieved of its obligations under certain customary circumstances contained in the 2011 Indenture. So long as other applicable provisions of the indenture are adhered to, these customary circumstances include: when a Guarantor Subsidiary is declared “unrestricted” for covenant purposes, when the requirements for legal defeasance or covenant defeasance or to discharge the indenture have been satisfied, or when the Guarantor Subsidiary is sold or sells all of its assets. The following supplemental financial information sets forth, on a consolidating basis, the balance sheets, statements of operations and cash flow information for EPL (Parent Company Only) and for the Guarantor Subsidiaries. We have not presented separate financial statements and other disclosures concerning the Guarantor Subsidiaries, or for any individual Guarantor Subsidiary, because management has determined that such information is not material to investors.

The supplemental condensed consolidating financial information has been prepared pursuant to the rules and regulations for condensed financial information and does not include all disclosures included in annual financial statements. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

EPL OIL & GAS, INC.

Supplemental Condensed Consolidating Balance Sheet
As of March 31, 2016
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$—
Trade accounts receivable – net	34,808	—	—	34,808
Intercompany receivables	33,757	174,150	(207,907)	—
Restricted cash	6,027	—	—	6,027
Prepaid expenses	2,146	—	—	2,146
Total current assets	76,738	174,150	(207,907)	42,981
Property and equipment, net	387,372	2,567	—	389,939
Restricted cash	30,030	—	—	30,030
Investment in affiliates	130,705	—	(130,705)	—
Other assets and debt issuance costs, net of accumulated amortization	608	—	—	608
Total assets	$625,453	$176,717	$(338,612)	$463,558
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$16,867	$—	$—	$16,867
Due to EGC	315,894	—	—	315,894
Intercompany payables	161,895	46,012	(207,907)	—
Accrued liabilities	71,942	—	—	71,942
Asset retirement obligations	35,366	—	—	35,366
Promissory note payable to EGC	325,000	—	—	325,000
Current maturities of long-term debt due to EGC	266,567	—	—	266,567
Current maturities of long-term debt	313,089	—	—	313,089
Total current liabilities	1,506,620	46,012	(207,907)	1,344,725
Asset retirement obligations	199,318	—	—	199,318
Total liabilities	1,705,938	46,012	(207,907)	1,544,043
Stockholder’s equity (deficit):
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	1,599,341	85,479	(85,479)	1,599,341
Retained earnings (accumulated deficit)	(2,679,826)	45,226	(45,226)	(2,679,826)
Total stockholder’s equity (deficit)	(1,080,485)	130,705	(130,705)	(1,080,485)
Total liabilities and stockholder’s equity (deficit)	$625,453	$176,717	$(338,612)	$463,558

EPL OIL & GAS, INC.

Supplemental Condensed Consolidating Balance Sheet
As of June 30, 2015
(AUDITED)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$217	$—	$—	$217
Trade accounts receivable – net	71,406	—	(83)	71,323
Intercompany receivables	—	128,170	(128,170)	—
Derivative financial instruments	888	—	—	888
Restricted cash	6,024	—	—	6,024
Prepaid expenses	1,831	—	—	1,831
Total current assets	80,366	128,170	(128,253)	80,283
Property and equipment, net	1,412,076	2,949	—	1,415,025
Investment in affiliates	130,705	—	(130,705)	—
Other assets and debt issuance costs, net of accumulated amortization	1,039	—	—	1,039
Total assets	$1,624,186	$131,119	$(258,958)	$1,496,347
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,217	$414	$(83)	$24,548
Due to EGC	170,728	—	—	170,728
Intercompany payables	128,170	—	(128,170)	—
Accrued liabilities	95,981	—	—	95,981
Asset retirement obligations	38,056	—	—	38,056
Derivative financial instruments	1,057	—	—	1,057
Current maturities of long-term debt	3,364	—	—	3,364
Total current liabilities	461,573	414	(128,253)	333,734
Long-term debt	689,459	—	—	689,459
Promissory note payable to EGC	325,000	—	—	325,000
Asset retirement obligations	202,306	—	—	202,306
Total liabilities	1,678,338	414	(128,253)	1,550,499
Stockholder’s equity (deficit):
Preferred stock	—	—	—	—
Common stock	—	—	—	—
Additional paid-in capital	1,599,341	85,479	(85,479)	1,599,341
Retained earnings (accumulated deficit)	(1,653,493)	45,226	(45,226)	(1,653,493)
Total stockholder’s equity (deficit)	(54,152)	130,705	(130,705)	(54,152)
Total liabilities and stockholder’s equity (deficit)	$1,624,186	$131,119	$(258,958)	$1,496,347

EPL OIL & GAS, INC.

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2016
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$37,869	$—	$—	$37,869
Natural gas sales	7,579	—	—	7,579
Total revenues	45,448	—	—	45,448
Costs and expenses
Lease operating	33,053	—	—	33,053
Transportation	425	—	—	425
Depreciation, depletion and amortization	28,487	—	—	28,487
Accretion of asset retirement obligations	5,866	—	—	5,866
Impairment of oil and natural gas properties	115,625	—	—	115,625
General and administrative	9,572	—	—	9,572
Taxes, other than on earnings	36	—	—	36
Total costs and expenses	193,064	—	—	193,064
Operating loss	(147,616)	—	—	(147,616)
Other income (expense):
Other income, net	24	—	—	24
Interest (expense) income, net, including debt premium amortization	359	—	—	359
Total other income, net	383	—	—	383
Loss before income taxes	(147,233)	—	—	(147,233)
Income tax expense	—	—	—	—
Net loss	$(147,233)	$—	$—	$(147,233)

EPL OIL & GAS, INC.

Supplemental Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2015
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$66,419	$8,132	$—	$74,551
Natural gas sales	10,816	56	—	10,872
Loss on derivative instruments	(2,213)	—	—	(2,213)
Total revenues	75,022	8,188	—	83,210
Costs and expenses
Lease operating	49,552	19	—	49,571
Transportation	544	(1)	—	543
Depreciation, depletion and amortization	68,314	5,035	—	73,349
Accretion of asset retirement obligations	4,328	1,181	—	5,509
Impairment of oil and natural gas properties	404,254	—	—	404,254
General and administrative	11,998	—	—	11,998
Taxes, other than on earnings	2,193	864	—	3,057
Other	(3)	—	—	(3)
Total costs and expenses	541,180	7,098	—	548,278
Operating loss	(466,158)	1,090	—	(465,068)
Other income (expense):
Other income, net	6	—	—	6
Interest expense	(12,558)	—	—	(12,558)
Income from equity investments	716	—	(716)	—
Total other expense, net	(11,836)	—	(716)	(12,552)
Income (loss) before income taxes	(477,994)	1,090	(716)	(477,620)
Income tax expense (benefit)	(182,361)	374	—	(181,987)
Net income (loss)	$(295,633)	$716	$(716)	$(295,633)

EPL OIL & GAS, INC.

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended March 31, 2016
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$165,649	$—	$—	$165,649
Natural gas sales	28,453	—	—	28,453
Gain on derivative instruments	3,684	—	—	3,684
Total revenues	197,786	—	—	197,786
Costs and expenses
Lease operating	90,095	—	—	90,095
Transportation	1,812	—	—	1,812
Depreciation, depletion and amortization	148,480	—	—	148,480
Accretion of asset retirement obligations	18,924	—	—	18,924
Impairment of oil and natural gas properties	928,475	—	—	928,475
General and administrative	27,494	—	—	27,494
Taxes, other than on earnings	(860)	—	—	(860)
Total costs and expenses	1,214,420	—	—	1,214,420
Operating loss	(1,016,634)	—	—	(1,016,634)
Other income (expense):
Other income, net	2,429	—	—	2,429
Gain on early extinguishment of debt	21,269	—	—	21,269
Interest (expense) income, net, including debt premium amortization	(33,397)	—	—	(33,397)
Total other expense, net	(9,699)	—	—	(9,699)
Loss before income taxes	(1,026,333)	—	—	(1,026,333)
Income tax expense	—	—	—	—
Net loss	$(1,026,333)	$—	$—	$(1,026,333)

EPL OIL & GAS, INC.

Supplemental Condensed Consolidating Statement of Operations
Nine Months Ended March 31, 2015
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues
Oil sales	$316,204	$37,491	$—	$353,695
Natural gas sales	37,170	204	—	37,374
Gain on derivative instruments	41,906	—	—	41,906
Total revenues	395,280	37,695	—	432,975
Costs and expenses
Lease operating	152,170	9,005	—	161,175
Transportation	2,316	1	—	2,317
Depreciation, depletion and amortization	218,701	16,940	—	235,641
Accretion of asset retirement obligations	14,580	3,208	—	17,788
Impairment of oil and natural gas properties	1,094,566	—	—	1,094,566
Goodwill impairment	329,293	—	—	329,293
General and administrative	26,850	—	—	26,850
Taxes, other than on earnings	2,792	4,737	—	7,529
Other	18	—	—	18
Total costs and expenses	1,841,286	33,891	—	1,875,177
Operating income (loss)	(1,446,006)	3,804	—	(1,442,202)
Other income (expense):
Other income, net	10	—	—	10
Interest expense	(34,406)	—	—	(34,406)
Income from equity investments	2,427	—	(2,427)	—
Total other expense, net	(31,969)	—	(2,427)	(34,396)
Income (loss) before income taxes	(1,477,975)	3,804	(2,427)	(1,476,598)
Income tax expense (benefit)	(421,374)	1,377	—	(419,997)
Net income (loss)	$(1,056,601)	$2,427	$(2,427)	$(1,056,601)

EPL OIL & GAS, INC.

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended March 31, 2016
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash used in operating activities	$(32,537)	$—	$—	$(32,537)
Cash flows used in investing activities:
Capital expenditures	(18,488)	—	—	(18,488)
Net cash used in investing activities	(18,488)	—	—	(18,488)
Cash flows provided by (used in) financing activities:
Payments on long-term debt	(3,395)	—	—	(3,395)
Cash restricted under revolving credit facility related to property sold	(30,030)	—	—	(30,030)
Advances from EGC	84,573	—	—	84,573
Debt issuance costs and other	(340)	—	—	(340)
Net cash provided by financing activities	50,808	—	—	50,808
Net decrease in cash and cash equivalents	(217)	—	—	(217)
Cash and cash equivalents at beginning of period	217	—	—	217
Cash and cash equivalents at end of period	$—	$—	$—	$—

EPL OIL & GAS, INC.

Supplemental Condensed Consolidating Statement of Cash Flows
Nine Months Ended March 31, 2015
(UNAUDITED)

	Parent Company Only	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$83,979	$6,365	$—	$90,344
Cash flows used in investing activities:
Property acquisitions	(350)	—	—	(350)
Capital expenditures	(265,131)	(6,365)	—	(271,496)
Other property and equipment additions	(58)	—	—	(58)
Net cash used in investing activities	(265,539)	(6,365)	—	(271,904)
Cash flows provided by financing activities:
Payments on long-term debt	(325,000)	—	—	(325,000)
Proceeds from intercompany promissory note	325,000	—	—	325,000
Advances from EGC	177,832	—	—	177,832
Deferred financing costs and other	(1,778)	—	—	(1,778)
Net cash provided by financing activities	176,054	—	—	176,054
Net decrease in cash and cash equivalents	(5,506)	—	—	(5,506)
Cash and cash equivalents at beginning of period	5,601	—	—	5,601
Cash and cash equivalents at end of period	$95	$—	$—	$95

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As a result of the Merger, the future strategy of EPL is determined by Energy XXI’s Board of Directors. For the nine months ended March 31, 2016, our capital expenditures totaled approximately $97 million. Our current capital expenditures are allocated to development activities, which are geared toward the improvement of existing production and the performance of necessary plugging, abandonment and other decommissioning activities.

As a result of continued decreases in commodity prices and our substantial debt burden, we continued throughout the third quarter of fiscal 2016 to work with our financial and legal advisors to analyze a variety of solutions to reduce our overall financial leverage, while maintaining primary focus on preserving liquidity. As part of this process, we engaged in discussions with certain of our debtholders and other stakeholders to develop and implement a comprehensive plan to restructure our balance sheet. As previously disclosed, as part of these ongoing discussions, on February 16, 2016, we elected to enter into the 30-day grace period under the terms of the indenture governing our outstanding 8.25% Senior Notes due February 2018 (the “8.25% Senior Notes”) to extend the timeline for making the cash interest payment to March 17, 2016. During the three months ended March 31, 2016, EGC also repurchased $266.6 million of our 8.25% Senior Notes in open market transactions at a total cost of approximately $11.4 million, including accrued interest of $10.4 million as described in Note 7 — Long Term Debt to Consolidated Financial Statements in this Quarterly Report, and continues to hold those securities. Contemporaneously with these initial restructuring discussions, on March 8, 2016, our board of directors appointed James R. Latimer, III as an additional independent member of our board of directors to ensure that the interests of our stakeholders would be appropriately considered and protected. Mr. Latimer, as the sole member of an independent Special Committee established by our board of directors, was and continues to be tasked with reviewing and evaluating, in connection with any potential restructuring transaction, the treatment of the 8.25% Senior Notes, the treatment of the Promissory Note, and any matters on which an actual conflict exists between us and any of the other Debtors. Mr. Latimer, through the Company, engaged the law firm of Porter Hedges LLP to assist him in carrying out these duties.

On March 15, 2016, as part of our ongoing discussions with certain of our debtholders, EGC elected to make the deferred interest payment on the 8.25% Senior Notes, while electing not to make the interest payments due on its Second Lien Notes and on its 6.875% Senior Notes due 2024, commencing a new 30-day grace period. During the new 30-day grace period, we and EGC continued discussions with an ad hoc committee of certain holders (the “Second Lien Noteholders”) of the Second Lien Notes and a steering committee of lenders (the “Lenders”) under the Revolving Credit Facility regarding a potential restructuring. On April 11, 2016, we and EGC entered into the Restructuring Support Agreement (as defined below) with certain of the Second Lien Noteholders. Pursuant to the Restructuring Support Agreement, we expect to eliminate substantially all of our prepetition indebtedness other than indebtedness under the Revolving Credit Facility, resulting in a significantly deleveraged capital structure.

Bankruptcy Proceedings and Restructuring Support Agreement

On April 14, 2016, the Company, Energy XXI, EGC and certain other subsidiaries of Energy XXI (excluding Energy XXI GIGS Services, LLC, which leases a subsea pipeline gathering system located in the shallow Gulf of Mexico shelf and storage and onshore processing facilities on Grand Isle, Louisiana) listed on Schedule 1 of the Restructuring Support Agreement (as defined below) (together with the Company, Energy XXI and EGC, the “Debtors”) filed voluntary petitions for reorganization (the petitions collectively, the “Bankruptcy Petitions”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of Title 11 (“Chapter 11”) of the United States Bankruptcy Code (the “Bankruptcy Code”). The Debtors’ Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being administered under the caption “In re: Energy XXI Ltd, et al., Case No. 16-31928.” The Debtors will continue to operate their businesses and manage their assets as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Concurrently with the filing of the Bankruptcy Petitions, Energy XXI filed a winding-up petition commencing an official liquidation proceeding under the laws of Bermuda before the Supreme Court of Bermuda. On April 15, 2016, John C. McKenna was appointed as provisional liquidator by the Supreme Court of Bermuda.

Prior to filing the Bankruptcy Petitions, on April 11, 2016, the Debtors entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain holders (the “Second Lien Noteholders”) of EGC’s Second Lien Notes, providing that the Second Lien Noteholders party thereto will support a restructuring of the Debtors, subject to the terms and conditions of the Restructuring Support Agreement. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through a joint prearranged plan of reorganization (as may be amended, restated, supplemented, or otherwise modified from time to time, the “Plan”). The Plan will represent a settlement of various issues, controversies, and disputes.

The Restructuring Support Agreement provides, among other things, that:

•	The liquidation of Energy XXI Ltd will be completed under the laws of Bermuda, and, given that it is unlikely to have assets available for distribution, existing equity holders would receive no distributions in respect of that equity in that liquidation.
•	The Debtors, on behalf of the holders of claims (the “First Lien Claims”) arising on account of the Second Amended and Restated First Lien Credit Agreement (as amended, the “First Lien Credit Facility,” “Revolving Credit Facility” or “Revolver”) and subject to further negotiations with the Lenders under the Revolving Credit Facility, will use their best efforts to ensure that at emergence, the amount drawn under the Revolving Credit Facility either (i) remains outstanding or (ii) is refinanced with a new facility with terms acceptable to the Second Lien Noteholders party to the Restructuring Support Agreement (the “Restructuring Support Parties”) who hold, in aggregate, at least 66.6% in principal amount of the Second Lien Notes Claims (as defined below) held by the Restructuring Support Parties (the “Majority Restructuring Support Parties”); provided, however that (a) $228 million of letters of credit usage remains outstanding and (b) other terms, including a borrowing base redetermination holiday, are acceptable to the Debtors and the Majority Restructuring Support Parties. If the Debtors are unable to obtain the foregoing treatment of the First Lien Claims, then the Debtors will use their best efforts to obtain treatment acceptable to the Debtors and the Majority Restructuring Support Parties.

•	Holders of claims relating to the Second Lien Notes (the “Second Lien Notes Claims”) will receive their pro rata share of 100% of the common stock (the “New Equity”) in the reorganized company (the “New Entity”) on account of such Second Lien Notes Claims, subject to dilution from the issuance of New Equity in connection with the long-term management incentive plan for the reorganized Debtors (the “Management Incentive Plan”) and the Warrant Package (as defined below).
•	Holders of allowed priority claims (other than a priority tax claim or administrative claim) will receive either: (i) cash equal to the full allowed amount of such claim or (ii) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Majority Restructuring Support Parties.
•	Holders of secured claims (other than a priority tax claim, First Lien Claim, or Second Lien Notes Claim) will receive, at the Debtors’ election and with the consent of the Majority Restructuring Support Parties, either: (i) cash equal to the full allowed amount of such claim, (ii) reinstatement of such holder’s claim, (iii) the return or abandonment of the collateral securing such claim to such holder, or (iv) such other treatment as may otherwise be agreed to by such holder, the Debtors, and the Majority Restructuring Support Parties.
•	If the holders of claims relating to the unsecured EGC notes (the “EGC Unsecured Notes Claims”), our unsecured notes (the “EPL Unsecured Notes Claims”) and Energy XXI’s senior unsecured convertible notes (the “EXXI Convertible Notes Claims”) vote to accept the Plan, then such holders will receive their pro rata share of the package of out-of-the-money warrants equal to an aggregate of up to 10% of the New Equity (subject to dilution from the Management Incentive Plan) with a maturity of 10 years and an equity strike price equal to (i) the principal amount of the Second Lien Notes Claims less the original issue discount of approximately $53.5 million plus (ii) accrued and unpaid interest (the “Warrant Package”). If, however, the holders of such claims vote to reject the Plan, then such holders will not receive a distribution under the Plan. Subject to the terms of the Plan, the Warrant Package will be divided amongst the classes of EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, or EXXI Convertible Notes Claims, consistent with their respective legal entitlements.
•	John D. Schiller, Jr. will continue as the New Entity’s Chief Executive Officer and a member of its board of directors.

Milestones

The Restructuring Support Agreement also contains the following proposed milestones (the “Milestones”) for progress in the Chapter 11 proceedings:

•	no later than April 14, 2016, the Debtors shall commence the Chapter 11 Cases by filing Bankruptcy Petitions with the Bankruptcy Court (such filing date, the “Petition Date”);
•	no later than April 14, 2016, Energy XXI will file a winding up petition with the Bermuda Court commencing the Bermuda Proceeding;
•	on the Petition Date, the Debtors shall file with the Bankruptcy Court (i) a motion seeking entry of the interim order authorizing use of cash collateral (the “Interim Cash Collateral Order”) and the final order authorizing use of cash collateral (the “Final Cash Collateral Order”); and (ii) a motion seeking to assume the Restructuring Support Agreement (the “RSA Assumption Motion”);
•	no later than April 18, 2016, the Bankruptcy Court shall have entered the Interim Cash Collateral Order;
•	no later than May 16, 2016, the Debtors shall file with the Bankruptcy Court: (i) the Plan; (ii) the related disclosure statement (and all exhibits thereto) with respect to the Plan (the “Disclosure Statement”); and (iii) a motion (the “Disclosure Statement and Solicitation Motion”) seeking, among other things, (A) approval of the Disclosure Statement, (B) approval of procedures for soliciting, receiving, and tabulating votes on the Plan and for filing objections to the Plan, and (C) to schedule the hearing to consider confirmation of the Plan (the “Confirmation Hearing”);

•	no later than May 25, 2016, the Bankruptcy Court shall have entered the Final Cash Collateral Order;
•	no later than July 1, 2016, the Bankruptcy Court shall have entered an order authorizing the assumption of the Restructuring Support Agreement (the “RSA Assumption Order”);
•	no later than July 1, 2016, (i) the Bankruptcy Court shall have entered an order approving the Disclosure Statement and the relief requested in the Disclosure Statement and Solicitation Motion; and (ii) no later than five (5) business days after entry of the order approving the Disclosure Statement and Solicitation Motion, the Debtors shall have commenced solicitation on the Plan by mailing the solicitation materials with respect to the Plan (collectively, the “Solicitation Materials”) to parties eligible to vote on the Plan;
•	no later than August 8, 2016, the Bankruptcy Court shall have commenced the Confirmation Hearing;
•	no later than August 19, 2016, the Bankruptcy Court shall have entered the confirmation order with respect to the Plan (the “Confirmation Order”); and
•	no later than September 2, 2016, the Debtors shall consummate the transactions contemplated by the Plan (the date of such consummation, the “Effective Date”), it being understood that the satisfaction of the conditions precedent to the Effective Date (as set forth in the Plan) shall be conditions precedent to the occurrence of the Effective Date.

The Majority Restructuring Support Parties have the right, but not the obligation, to terminate their obligations under the Restructuring Support Agreement upon the failure of the Debtors to meet any of the Milestones set forth above unless (i) such failure is the direct result of any act, omission, or delay on the part of any Restructuring Support Parties in violation of its obligations under the Restructuring Support Agreement or (ii) such Milestone is extended with the express prior written consent of the Majority Restructuring Support Parties.

Reorganization Process

On the Petition Date, the Bankruptcy Court issued certain additional interim and final orders with respect to the Debtors’ first-day motions and other operating motions that allow the Debtors to operate their businesses in the ordinary course. The first-day motions provided for, among other things, the payment of certain pre-petition employee and retiree expenses and benefits, the use of the Debtors’ existing cash management system, the payment of certain pre-petition amounts to certain critical vendors, the ability to pay certain pre-petition taxes and regulatory fees, and the payment of certain pre-petition claims owed on account of insurance policies and programs. With respect to those first-day motions for which only interim approval has been granted, the Bankruptcy Court had scheduled final hearings on such motions for May 13, 2016, which have been subsequently rescheduled to May 19, 2016 at the request of the unsecured creditors’ committee.

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors’ may assume, assume and assign, or reject certain executory contracts and unexpired leases, including leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions, including approval of a majority of Majority Restructuring Support Parties in accordance with the Restructuring Support Agreement.

A Chapter 11 plan (including the Plan) determines the rights and satisfaction of claims and interests of various creditors and security holders and is subject to the ultimate outcome of negotiations and the Court’s decisions through the date on which a Chapter 11 plan (including the Plan) is confirmed. The Debtors currently expect that any proposed Chapter 11 plan (including the Plan), among other things, would provide mechanisms for settlement of the Debtors’ pre-petition obligations, changes to certain operational cost drivers, treatment of Energy XXI’s existing equity holders, potential income tax liabilities and certain corporate governance and administrative matters pertaining to the reorganized New Entity. Any proposed Chapter 11 plan will (and the Plan may) be subject to revision prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors, including the Lenders under the Revolving Credit Facility and holders of the EGC Unsecured Notes Claims, EPL Unsecured Notes Claims, and EXXI Convertible Notes Claims, and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure approval for the Plan or any other Chapter 11 plan from the Bankruptcy Court or that any Chapter 11 plan will be accepted by the Debtors’ creditors.

Under the priority rankings established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan (including the Plan). The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a Chapter 11 plan (including the Plan). No assurance can be given as to what values, if any, will be ascribed to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan (including the Plan) could result in holders of certain liabilities and/or securities, including common stock, receiving no distribution on account of their interests. Because of such possibilities, there is significant uncertainty regarding the value of our liabilities and securities, including our common stock. At this time, there is no assurance we will be able to restructure as a going concern or successfully propose or implement a Chapter 11 plan (including the Plan).

For periods subsequent to filing the Bankruptcy Petitions, the Company will apply ASC 852, Reorganizations, in preparing the consolidated financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases will be recorded in a reorganization line item on the consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process will be classified on the balance sheet in liabilities subject to compromise. These liabilities will be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Going Concern Matters

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, although the Bankruptcy Petitions noted above and sustained depressed commodity prices raise substantial doubt about our ability to continue as a going concern. Accordingly, the financial statements and related notes do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that would be required should we be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon, among other things, market conditions and our ability to improve profitability, meet certain conditions of the Restructuring Support Agreement as noted above and obtain confirmation of the Plan or another Chapter 11 plan by the Court and our ability to successfully implement the Plan or another Chapter 11 plan. As a result of the Bankruptcy Petitions, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession pursuant to the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Court or as otherwise permitted in the ordinary course of business (and subject to restrictions in the Restructuring Support Agreement), for amounts other than those reflected in the accompanying consolidated financial statements. Further, the Plan, or another Chapter 11 plan, could materially change the amounts and classifications of assets and liabilities reported in our consolidated financial statements.

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

Known Trends and Uncertainties

Commodity Price Volatility and Impact on our Results of Operations.  Prices for oil and natural gas historically have been volatile and are expected to continue to be volatile. Oil and natural gas prices declined significantly during fiscal year 2015 and the decline has continued into fiscal year 2016. The posted price per barrel for West Texas intermediate light sweet crude oil, or WTI, for the period from October 1, 2014 to March 31, 2016 ranged from a high of $91.01 to a low of $26.21, a decrease of 71.2%, and the NYMEX natural gas price per MMBtu for the period October 1, 2014 to March 31, 2016 ranged from a high of $4.49 to a low of $1.64, a decrease of 63.5%. As of March 31, 2016, the spot market price for WTI was $38.34. Oil prices remain depressed in 2016, with the price of WTI crude oil per barrel dropping below $27.00 in February 2016 for the first time in twelve years. Although oil prices have rebounded above $40.00 per barrel in April and May 2016, there is still significant volatility in commodity prices and these prices are still significantly lower than the industry has experienced in recent years. The recent declines in oil and natural gas prices have adversely affected our financial position and results of operations and the quantities of oil and natural gas reserves that we can economically produce.

Exploration and Production (“E&P”) Bankruptcies.  In the United States, several E&P companies with substantial debt filed for bankruptcy protection between July 2014 and March 2016. With the continued market instability, numerous E&P companies have been forced to stop drilling new wells — the core of an E&P company’s business — and cut capital expenditures, as it is not economically feasible to undertake capital intensive projects at current prices. Others have been forced to sell off assets at severe discounts, or even stop operations altogether. The Company along with the independent directors at EGC and EPL has determined that commencing Chapter 11 cases to implement the restructuring contemplated by the Restructuring Support Agreement will maximize value for its stakeholders.

Reserve Quantities.  A prolonged period of depressed commodity prices could have a significant impact on the value and volumetric quantities of our proved reserve portfolio, assuming no other changes in our development plans. At March 31, 2016, our total proved reserves were 33.3 MMBOE. The unweighted arithmetic average first-day-of-the-month prices used to determine our reserves as of June 30, 2015 were $73.88 per barrel of oil, $31.64 per barrel for NGLs and $3.11 per MMBtu for natural gas, which is significantly higher than current forward strip prices. At NYMEX forward strip pricing as of April 29, 2016, we estimate that our total proved reserve equivalent volumes as of March 31, 2016 would have been approximately 1% higher compared to the results obtained using SEC pricing. Our estimated reserves as of June 30, 2015 may be further adjusted as warranted based on any changes to our long range plan, expected capital availability and drilling cost environment. The Company’s proved reserves declined significantly compared to prior years and may decline in future years.

Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believed that all of its proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. As a result, we removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling $314.4 million as being uneconomical and have transferred such amounts to the full cost pool, subject to amortization.

Ceiling Test Write-down.  During the nine months ended March 31, 2016, we recognized write-downs of our oil and natural gas properties totaling $928.5 million. The write-downs did not impact our cash flows from operating activities but did increase our net loss for the period and our stockholders’ deficit. Further ceiling test write-downs will be required if oil and natural gas prices remain low or decline further, unproved property values decrease, estimated proved reserve volumes are revised downward or the net capitalized cost of proved oil and gas properties otherwise exceeds the present value of estimated future net cash flows. Based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12 months ending April 30, 2016, we presently expect to incur further impairment of $30 million to $40 million in the fourth fiscal quarter of 2016. If the current low commodity price environment or downward trend in oil prices continues, we will incur further impairments to our full cost pool in fiscal 2016 and beyond based on the average oil and natural gas price calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the previous 12-month period under the SEC pricing methodology.

Decreasing Service Costs.  We have also seen a significant and continuing reduction in rig rates and drilling costs, which should allow us to spend less capital drilling our development wells than in prior periods.

BOEM Supplemental Financial Assurance and/or Bonding Requirements.  As of March 31, 2016, we had $185.2 million of performance bonds outstanding. As a lessee and operator of oil and natural gas leases on the federal OCS, approximately $63.0 million of our performance bonds are lease and/or area bonds issued to the BOEM that the BOEM has access to and assure our commitment to comply with the terms and conditions of those leases. We also maintain approximately $122.2 million in performance bonds issued to predecessor third party assignors rather than to the BOEM, including certain state regulatory bodies of certain of the wells and facilities on these leases pursuant to a contractual commitment made by us to those third parties at the time of assignment with respect to the eventual decommissioning of those wells and facilities.

In April 2015, we received letters from the BOEM stating that certain of our subsidiaries no longer qualify for waiver of certain supplemental bonding requirements for potential offshore decommissioning, plugging and abandonment liabilities. The letters notified us that certain of our subsidiaries must provide approximately $566.5 million in supplemental financial assurance and/or bonding for their offshore oil and gas leases, rights-of-way, and rights-of-use and easements. In June 2015 and December 2015, we reached agreements with the BOEM with respect to which we provided $54.7 million and $8.9 million, respectively, of supplemental bonds issued to the BOEM (which is reflected in the $63.0 million in lease and/or area bonds discussed above). On June 30, 2015, we sold the East Bay field, and as a result, the $566.5 million of requested supplemental bonding was reduced by approximately $178 million.

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

Since we received the additional information from the BOEM in October 2015, we have had a series of discussions and exchanges of information with the BOEM on long-term financial assurance planning, culminating most recently in the BOEM’s agreement to, and execution of, the Long-Term Plan on February 25, 2016. As required by this plan, we must perform, among other things, the following activities: (1) use our best commercial efforts to have the BOEM included as an additional obligee under our third-party bonds by July 1, 2016; (2) provide additional financial assurance as may be required under the applicable BOEM requirements with respect to any of our pending or future plans or activities for offshore leasing, exploration or development, including any permitting or assignment associated with such plans or activities (but excluding certain internal restructuring assignments or transfers between us and our subsidiaries or our affiliates); (3) with respect to certain of our operated properties with active non-waived co-lessees, make diligent efforts to negotiate with our co-lessees to achieve full financial assurance for certain of such offshore facility interests by submitting a plan for these properties by July 1, 2016; (4) work with the third-party operators of our non-operated interests to address our proportionate share of any supplemental bond demands on these non-operated properties; and (5) work with BOEM and our insurers to potentially receive credit for our energy insurance package. If we are unable to provide sufficient financial assurance to the BOEM under the Long-Term Plan, after July 1, 2016, BOEM may assess additional supplemental financial assurance and/or bonding requirements on us, which could negatively impact our operations, financial condition and liquidity. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, it is anticipated that the Company will continue to perform its obligations under the Long-Term Plan during the pendency of the Chapter 11 Cases and in connection with the consummation of its restructuring.

The BOEM may bolster of its financial assurance requirements mandated by rule for all companies operating in federal waters. The cost of compliance with our existing supplemental bonding requirements, including the directives issued by the BOEM in April 2015 and June 2015 as reflected in the Long-Term Plan, any other future BOEM directives, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations.

We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our Revolving Credit EPL Sub-Facility to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties, and one or more of such actions could have a material effect on our business, prospects, results of operations, financial condition, and liquidity.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Our consolidated net loss for the three months ended March 31, 2016 was $147.2 million as compared to $295.6 million for the three months ended March 31, 2015. The decrease in the net loss was primarily due to lower impairment of oil and natural gas properties.

Revenues

	Three Months Ended March 31,		Decrease	Percent Decrease
	2016	2015
	(In thousands)
Oil	$37,869	$74,551	$(36,682)	(49.2)%
Natural gas	7,579	10,872	(3,293)	(30.3)%
Loss on derivative financial instruments	—	(2,213)	2,213	(100.0)%
Total Revenues	$45,448	$83,210	$(37,762)	(45.4)%

Our consolidated revenues decreased $37.8 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower commodity sales prices and volumes, partially offset by a reduction in the loss on derivative financial instruments. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2016	2015
					(In thousands)
Price Variance
Oil sales prices (per Bbl)	$30.47	$47.51	$(17.04)	(35.9)%	$(26,745)
Natural gas sales prices (per Mcf)	2.05	2.47	(0.42)	(17.0)%	(1,862)
Gain on derivative financial instruments (per BOE)	—	(0.96)	0.96	(100.0)%	2,213
Total price variance					(26,394)
Volume Variance
Oil sales volumes (MBbls)	1,243	1,569	(326)	(20.8)%	(9,937)
Natural gas sales volumes (MMcf)	3,703	4,402	(699)	(15.9)%	(1,431)
BOE sales volumes (MBOE)	1,861	2,303	(442)	(19.2)%
Percent of BOE from oil	67%	68%
Total volume variance					(11,368)
Total price and volume variance					$(37,762)

Price Variances

Commodity prices are one of the key drivers of our earnings and net operating cash flow. Lower commodity prices decreased revenues by $26.4 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year. Average oil prices decreased $17.04 per barrel in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $26.7 million. Average natural gas prices decreased $0.42 per Mcf in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, resulting in lower revenues of $1.9 million. For the third quarter of fiscal 2016, we had no loss on derivative activities compared to a loss of $0.96 per BOE for the same period in the prior fiscal year, resulting in higher revenues of $2.2 million.

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

Volume Variances

Sales volumes are another key driver of our earnings and net operating cash flow. Oil sales volumes decreased 3.8 MBbls per day in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $9.9 million. Natural gas sales volumes decreased by 8.2 MMcf per day for the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $1.4 million. Overall sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to third party pipelines. In the low commodity price environment, we expect to see further production declines due to natural declines and limited activity in the fields.

Costs and Expenses and Other (Income) Expense

	Three Months Ended March 31,				Increase (Decrease) Total $
	2016		2015
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense	$33,053	$17.76	$49,571	$21.52	$(16,518)
Transportation	425	0.23	543	0.24	(118)
Depreciation, depletion and amortization	28,487	15.31	73,349	31.85	(44,862)
Accretion of asset retirement obligations	5,866	3.15	5,509	2.39	357
Impairment of oil and natural gas properties	115,625	62.13	404,254	175.53	(288,629)
General and administrative	9,572	5.14	11,998	5.21	(2,426)
Taxes, other than on earnings	36	0.02	3,057	1.33	(3,021)
Other	—	—	(3)	—	3
Total costs and expenses	$193,064	$103.74	$548,278	$238.07	$(355,214)
Other (income) expense
Other income, net	$(24)	$(0.01)	$(6)	$—	$(18)
Interest (expense) income, net, including debt premium amortization	(359)	(0.19)	12,558	5.45	(12,917)
Total other (income) expense, net	$(383)	$(0.20)	$12,552	$5.45	$(12,935)

Costs and expenses decreased $355.2 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to the decrease in impairment of oil and natural gas properties, depreciation, depletion and amortization (“DD&A”) and lease operating expense and other factors discussed further below.

At the end of each quarter, we compare the present value of estimated future net cash flows from proved reserves (computed using the unweighted arithmetic average of the first-day-of-the-month historical price for each month within the previous 12-month period discounted at 10%, plus the lower of cost or fair market value of unproved properties and excluding cash flows related to estimated abandonment costs) to our full cost pool of oil and natural gas properties, net of related deferred taxes. We refer to this comparison as a “ceiling test.” If the net capitalized costs of these oil and gas properties exceed the estimated discounted future net cash flows, we are required to write-down the value of our oil and natural gas properties to the value of the discounted cash flows. As a result of our ceiling tests, we recognized ceiling test impairments of our oil and natural gas properties of $115.6 million for the quarter ended March 31, 2016 and $404.3 million for the quarter ended March 31, 2015.

Lease operating expense decreased $16.5 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE declined from $21.52 for the quarter ended March 31, 2015 to $17.76 for the quarter ended March 31, 2016.

DD&A expense decreased $44.9 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in the DD&A per BOE rate of $16.54. The decrease in the DD&A rate in the third quarter of fiscal 2016 was primarily due to the reduction in our full cost pool due to the impairments of our oil and natural gas properties in prior quarterly periods of fiscal year 2015 and 2016 resulting from the ceiling test, partially offset by the reduction in proved reserve estimates.

General and administrative expense decreased $2.4 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in the cost of services allocated to us pursuant to an intercompany services and cost allocation agreement with an affiliate.

Interest expense decreased approximately $12.9 million in the third quarter of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to accelerated amortization of the debt premium associated with the 8.25% Senior Notes, partially offset by interest on the promissory note payable to EGC.

Income Taxes

The income tax expense for the third quarter of fiscal 2016 is computed based on our estimated annual effective tax/(benefit) rate for the full fiscal year. We recorded no income tax expense or benefit in the third quarter of fiscal 2016 compared to income tax benefit of $182.0 million in the third quarter of fiscal 2015. For the third quarter of fiscal 2015, our effective income tax rate was 38.1%. The decrease in the tax rate is primarily due to the book loss for the quarter, the forecasted book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets. Please see Note 10 — Income Taxes in Notes to Consolidated Financial Statements in this Quarterly Report.

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

Our consolidated net loss for the nine months ended March 31, 2016 was $1,026.3 million as compared to $1,056.6 million for the nine months ended March 31, 2015. The decrease in the net loss was primarily due to lower impairment of oil and natural gas properties and no goodwill impairment, partially offset by lower income tax benefit in the fiscal 2016 period and lower revenues due to lower oil and natural gas sales prices.

Revenues

	Nine Months Ended March 31,		Decrease	Percent Decrease
	2016	2015
	(In thousands)
Oil	$165,649	$353,695	$(188,046)	(53.2)%
Natural gas	28,453	37,374	(8,921)	(23.9)%
Gain on derivative financial instruments	3,684	41,906	(38,222)	(91.2)%
Total Revenues	$197,786	$432,975	$(235,189)	(54.3)%

Our consolidated revenues decreased $235.2 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year. Lower revenues were primarily due to lower commodity sales prices and lower gain on derivative financial instruments. Revenue variances related to commodity prices, sales volumes and hedging activities are presented in the following table and described below.

Price and Volume Variances

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)	Revenue Increase (Decrease)
	2016	2015
					(In thousands)
Price Variance
Oil sales prices (per Bbl)	$38.44	$71.74	$(33.30)	(46.4)%	$(164,173)
Natural gas sales prices (per Mcf)	2.20	3.24	(1.04)	(32.1)%	(11,994)
Gain on derivative financial instruments (per BOE)	0.57	6.12	(5.55)	(90.7)%	(38,222)
Total price variance					(214,389)
Volume Variance
Oil sales volumes (MBbls)	4,309	4,930	(621)	(12.6)%	(23,873)
Natural gas sales volumes (MMcf)	12,925	11,529	1,396	12.1%	3,073
BOE sales volumes (MBOE)	6,463	6,852	(389)	(5.7)%
Percent of BOE from oil	67%	72%
Total volume variance					(20,800)
Total price and volume variance					$(235,189)

Price Variances

Lower commodity prices decreased revenues by $214.4 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year. Average oil prices decreased $33.30 per barrel in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $164.2 million. Average natural gas prices decreased $1.04 per Mcf in the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, resulting in lower revenues of $12.0 million. For the first nine months of fiscal 2016, our hedging activities resulted in a gain on derivative activities of $0.57 per BOE compared to a gain of $6.12 per BOE for the same period in the prior fiscal year, resulting in lower revenues of $38.2 million. The gain on derivatives for the nine months ended March 31, 2015 reflects a gain on settlements and monetization of our derivative contracts of approximately $5.97 per barrel of oil.

Volume Variances

Oil sales volumes decreased 2.3 MBbls per day in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in lower revenues of $23.9 million. Natural gas sales volumes were higher in the first nine months of fiscal 2016, increasing 5.1 MMcf per day for the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, resulting in higher revenues of $3.1 million. Oil sales volumes decreased because of natural well declines, reduced drilling activity resulting in less new production, and irregular downtime due to third party pipelines, while natural gas sales volumes increased primarily because of improved well performance. In the low commodity price environment, we expect to see further production declines due to natural declines and limited activity in the fields.

Costs and Expenses and Other (Income) Expense

	Nine Months Ended March 31,				Increase (Decrease) Total $
	2016		2015
	Total $	Per BOE	Total $	Per BOE
	(In thousands, except per unit amounts)
Cost and expenses
Lease operating expense	$90,095	$13.94	$161,175	$23.52	$(71,080)
Transportation	1,812	0.28	2,317	0.34	(505)
Depreciation, depletion and amortization	148,480	22.97	235,641	34.39	(87,161)
Accretion of asset retirement obligations	18,924	2.93	17,788	2.60	1,136
Impairment of oil and natural gas properties	928,475	143.66	1,094,566	159.74	(166,091)
Goodwill impairment	—	—	329,293	48.06	(329,293)
General and administrative	27,494	4.25	26,850	3.92	644
Taxes, other than on earnings	(860)	(0.13)	7,529	1.10	(8,389)
Other	—	—	18	—	(18)
Total costs and expenses	$1,214,420	$187.90	$1,875,177	$273.67	$(660,757)
Other (income) expense
Other income, net	$(2,429)	$(0.38)	$(10)	$—	$(2,419)
Gain on early extinguishment of debt	(21,269)	(3.29)	—	—	(21,269)
Interest (expense) income, net, including debt premium amortization	33,397	5.17	34,406	5.02	(1,009)
Total other expense, net	$9,699	$1.50	$34,396	$5.02	$(24,697)

Costs and expenses decreased $660.8 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, principally due to decreases in goodwill impairment, impairment of oil and natural gas properties, DD&A and lease operating expense, as further discussed below.

As a result of our ceiling tests, we recognized ceiling test impairments of our oil and natural gas properties totaling $928.5 million for the nine months ended March 31, 2016 and $1,094.6 million for the nine months ended March 31, 2015.

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

Lease operating expense decreased $71.1 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year. This decrease was primarily due to lower direct lease operating expenses stemming from declining service costs resulting from the decline in commodity prices and decrease in demand for oil field services. Lease operating expense per BOE declined from $23.52 for the nine months ended March 31, 2015 to $13.94 for the nine months ended March 31, 2016.

DD&A expense decreased $87.2 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to a decrease in the DD&A per BOE rate of $11.42. The decrease in the DD&A rate in the first nine months of fiscal 2016 was primarily due to the reduction in our full cost pool due to the impairments of our oil and natural gas properties in prior quarterly periods of fiscal year 2015 and 2016 resulting from the ceiling test, partially offset by the reduction in proved reserve estimates.

General and administrative expense increased $0.6 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to an increase in the cost of services allocated to us pursuant to an intercompany services and cost allocation agreement with an affiliate.

Interest expense decreased approximately $1.0 million in the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to accelerated amortization of the debt premium associated with the 8.25% Senior Notes, partially offset by interest on the promissory note payable to EGC.

During the nine months ended March 31, 2016, we repurchased $29.8 million in aggregate principal amount of our 8.25% Senior Notes in open market transactions at a total cost of approximately $10.5 million, including accrued interest of $0.5 million, and we recorded a gain on the repurchases totalling approximately $21.3 million, including the amount of associated unamortized premium.

Income Taxes

The income tax expense for the first nine months of fiscal 2016 is computed based on our estimated annual effective tax/(benefit) rate for the full fiscal year. We recorded no income tax expense or benefit in the first nine months of fiscal 2016 compared to income tax benefit of $420.0 million in the first nine months of fiscal 2015. For the first nine months of fiscal 2015, our effective income tax rate was 28.4%. The decrease in the tax rate is primarily due to the book loss for the period, the forecasted book loss for the year and our inability to currently record any additional net deferred tax assets due to a preponderance of negative evidence as to future realizability of these deferred tax assets. See Note 10 — Income Taxes in Notes to Consolidated Financial Statements in this Quarterly Report.

Liquidity and Capital Resources

As of March 31, 2016, we had no cash or cash equivalents and no available borrowing capacity under our Revolving Credit Facility. As of March 31, 2016, the total carrying value of our indebtedness was $904.6 million and was classified as current due to covenant violations that existed at March 31, 2016 and that were not cured prior to the Bankruptcy Petitions filed by us on April 14, 2016. Our indebtedness was comprised of $99.4 million of secured indebtedness outstanding under our Revolving Credit Facility, $325.0 million of secured indebtedness payable to EGC and $480.2 million of unsecured notes of which $266.6 million are held by EGC.

Liquidity Before Filing Under Chapter 11 of the United States Bankruptcy Code

We have historically funded our operations primarily through cash flows from operating activities and advances from EGC, which historically has funded its operations primarily through cash flows from operating activities, borrowings under the Revolving Credit Facility, proceeds from the issuance of debt and equity securities and proceeds from asset sales. However, future cash flows are subject to a number of variables, and are highly dependent on the prices we receive for oil and natural gas. Oil and natural gas prices declined severely during fiscal year 2015 and have declined even further through fiscal 2016 to date. The price of WTI crude oil per barrel dropped below $27.00 per barrel in January 2016 for the first time in twelve years. Although oil prices have rebounded above $40.00 per barrel in April and May 2016, there is still significant volatility in commodity prices and these prices are still significantly lower than the industry has experienced in recent years. These lower commodity prices have negatively impacted revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position.

As a result of the material adverse effect of commodity price declines on EGC’s liquidity position, uncertainty arose in the third quarter of fiscal 2016 as to whether EGC would be able to deliver the quarterly compliance certificate required under the Revolving Credit Facility, which among other things, requires that EGC make certain representations regarding its solvency and ongoing compliance with the financial ratios under the Revolving Credit Facility. In light of this uncertainty, on February 29, 2016, we and EGC entered into the Thirteenth Amendment and Waiver to our Revolving Credit Facility described below (the “Thirteenth Amendment”) which, among other things, waived EGC’s requirement to deliver a compliance certificate for the fiscal quarter ended December 31, 2015. On March 14, 2016, we and EGC entered into the Fourteenth Amendment and Waiver to the Revolving Credit Facility (the “Fourteenth Amendment”), which, among other things, extended the term of the waiver of the compliance certificate included in the Thirteenth Amendment until April 15, 2016.

In addition to providing that EGC was not required to deliver a compliance certificate for the fiscal quarter ended December 31, 2015 until its expiration date, the following additional changes to the First Lien Credit Agreement became effective upon the execution of the Thirteenth Amendment:

•	Prohibiting us and EGC from borrowing under the First Lien Credit Agreement before March 15, 2016.
•	Requiring us and EGC to deposit the proceeds of any loan under the First Lien Credit Agreement in an account covered by a control agreement in favor of the administrative agent.
•	Allowing for us and EGC to get replacement letters of credit under the First Lien Credit Agreement without satisfying the credit extension conditions in the First Lien Credit Agreement so long as the replacement letter of credit does not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Thirteenth Amendment are met.

The Fourteenth Amendment further provided for the reduction of our borrowing base under the First Lien Credit Agreement. EGC’s borrowing base under the First Lien Credit Agreement as of the effectiveness of the Fourteenth Amendment was reduced from $500 million to $377.8 million, with such reduction effectively removing any further borrowing capacity under the First Lien Credit Agreement beyond an aggregate amount equal to the amount of outstanding letters of credit that have been issued thereunder plus the amount of outstanding loans to us thereunder. The Fourteenth Amendment further provided that EGC unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to us under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. Accordingly, on March 15, 2016, EGC unwound and monetized all of its outstanding crude oil and natural gas contracts and received $50.6 million and paid this amount to reduce our borrowing base. As of March 31, 2016, EGC’s borrowing base was $327.2 million and our portion of the borrowing base was $99.4 million.

In response to commodity price declines, our fiscal year 2016 capital budget was significantly reduced as compared to actual capital expenditures in fiscal year 2015. Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believed that all of its proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. As a result, we removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on our ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling $314.4 million as being uneconomical and transferred such amounts to the full cost pool, subject to amortization. The curtailment of the development of our properties will eventually lead to a decline in our production and reserves which would further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operating activities and the value of our assets.

Our liquidity may be further adversely affected if the BOEM requires us to provide additional bonding as a means to assure our decommissioning obligations, such as the plugging of wells, the removal of platforms and other offshore facilities, the abandonment of offshore pipelines and the clearing of the seafloor of obstructions, or if the surety companies providing such bonds on our behalf require us to provide additional cash collateral for such new or existing bonds. Any further expense in providing additional bonds or restrictions on our cash to collateralize existing bonds or new bonds would further reduce our liquidity.

As a result of continued decreases in commodity prices and our substantial debt burden, we continued throughout the third quarter of fiscal 2016 to work with our financial and legal advisors to analyze a variety of solutions to reduce our overall financial leverage, while maintaining primary focus on preserving liquidity. As part of this process, we engaged in discussions with certain of our debtholders and other stakeholders to develop and implement a comprehensive plan to restructure our balance sheet. As previously disclosed, as part of these ongoing discussions, on February 16, 2016, we had elected to enter into the 30-day grace period under the terms of the indenture governing our outstanding 8.25% Senior Notes due February 2018 (the “8.25% Senior Notes”) to extend the timeline for making the cash interest payment to March 17, 2016. In February 2016, EGC also repurchased $266.6 million of the 8.25% Senior Notes in open market transactions at a total cost of approximately $11.4 million, including accrued interest of $10.4 million, as described in Note 7 — Long-Term Debt to Consolidated Financial Statements in this Quarterly Report, and continues to hold those securities. Contemporaneously with these initial restructuring discussions, on March 8, 2016, our board of directors appointed James R. Latimer, III as an additional independent member of our board of directors to ensure that the interests of our stakeholders would be appropriately considered and protected. Mr. Latimer, as the sole member of an independent Special Committee established by our board of directors, was and continues to be tasked with reviewing and evaluating, in connection with any potential restructuring transaction, the treatment of the 8.25% Senior Notes, the treatment of the Promissory Note, and any matters on which an actual conflict exists between us and any of the other Debtors. Mr. Latimer, through the Company, engaged the law firm of Porter Hedges LLP to assist him in carrying out these duties.

On March 15, 2016, as part of our ongoing discussions with certain of our debtholders, EGC elected to make the deferred interest payment on the 8.25% Senior Notes, while electing not to make the interest payments due on its Second Lien Notes and on its 6.875% Senior Notes due 2024, commencing a new 30-day grace period. During the new 30-day grace period, we continued discussions with an ad hoc committee of Second Lien Noteholders and a steering committee of Lenders under the Revolving Credit Facility regarding a potential restructuring. On April 11, 2016, we entered into the Restructuring Support Agreement with certain of the Second Lien Noteholders. Pursuant to the Restructuring Support Agreement, we expect to eliminate substantially all of our prepetition indebtedness other than indebtedness under the Revolving Credit Facility, resulting in a significantly deleveraged capital structure. For more information regarding the Restructuring Support Agreement, see Note 1 — Organization and Chapter 11 Proceedings. On April 14, 2016, the Debtors filed Bankruptcy Petitions in the Bankruptcy Court seeking relief under Chapter 11 of the Bankruptcy Code.

Liquidity After Filing Under Chapter 11 of the United States Bankruptcy Code

Subject to certain exceptions under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the filing of the Bankruptcy Petitions. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the Debtors’ property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

The Bankruptcy Court has approved payment of certain pre-petition obligations, including payments for employee wages, salaries and certain other benefits, customer programs, taxes, utilities, insurance, surety bond premiums as well as payments to critical vendors and possessory lien vendors. Despite the liquidity provided by EGC’s existing cash on hand, our ability to maintain normal credit terms with our suppliers may become impaired. We may be required to pay cash in advance to certain vendors and may experience restrictions on the availability of trade credit, which would further reduce our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to the public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some vendors could be reluctant to enter into long-term agreements with us.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings (approximately $2.8 million, of which approximately $0.1 million was capitalized as debt issue costs, through March 31, 2016) and expect that we will continue to incur significant professional fees and other restructuring costs throughout our Chapter 11 proceedings, including adequate assurance payments required under the Interim Cash Collateral Order. Assuming that the Chapter 11 proceedings do not interrupt our ability to draw from cash on hand at EGC (including approximately $159 million of cash on hand at EGC as of March 31, 2016 and funds generated from ongoing operations at EGC and EPL), we believe we have sufficient liquidity to fund anticipated cash requirements through the Chapter 11 proceedings for minimum operating and capital expenditures and for working capital purposes and excluding principal and interest payments on our outstanding debt. As such, we expect to pay vendor, royalty and surety obligations on a go-forward basis according to the terms of our current contracts and consistent with applicable court orders approving such payments. We do not intend to seek debtor-in-possession (“DIP”) financing at this time. However, given the current level of volatility in the market and the unpredictability of certain costs that could potentially arise in our operations, our liquidity needs could be significantly higher than we currently anticipate. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 Cases, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

The Court has entered an Interim Cash Collateral Order authorizing the Debtors’ use of cash collateral in accordance with the terms of such order and the cash collateral budget described therein. The Bankruptcy Court had scheduled a final hearing on the Cash Collateral Motion for May 13, 2016, which has been subsequently rescheduled to May 19, 2016 at the request of the unsecured creditors’ committee. If the Bankruptcy Court enters a final order approving the Cash Collateral Motion, the Debtors will have the conditional authority, subject to the terms and conditions of the Bankruptcy Court’s orders, the Restructuring Support Agreement, and the cash collateral budget, to use cash collateral for a certain period of time from the Petition Date and the Debtors have agreed to pursue the confirmation and implementation of the Plan within that period of time. The Debtors’ use of cash collateral is critical to their ability to operate during the course of the Chapter 11 Cases, to remain current on their post-petition operating costs, to pursue a reorganization pursuant to the Plan and to emerge successfully as a going concern from the Chapter 11 proceedings.

Our ability to maintain adequate liquidity through the reorganization process and beyond depends on our and EGC’s ability to successfully implement the Plan (or another Chapter 11 plan), successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors. If we are unable to meet our liquidity needs, we may have to take other actions to seek additional financing to the extent available or we could be forced to consider other alternatives to maximize potential recovery for the creditors, including possible sale of the Company or certain material assets pursuant to Section 363 of the Bankruptcy Code, or a liquidation under Chapter 7 of the Bankruptcy Code.

Our Indebtedness and Available Credit

Revolving Credit EPL Sub-Facility.  The First Lien Credit Agreement, as amended, has a maximum facility amount and borrowing base of $327.2 million, of which such amount $99.4 million is the borrowing base under the Revolving Credit EPL Sub-Facility, although we were required to maintain restricted cash of $30 million with respect to amounts outstanding under the Revolving Credit EPL Sub-Facility. As of March 31, 2016, we had fully utilized amounts available under our Revolving Credit EPL Sub-Facility. The maturity date of the First Lien Credit Agreement is April 9, 2018.

On February 29, 2016, the Thirteenth Amendment became effective and on March 14, 2016, the Fourteenth Amendment became effective, extending the term of the Thirteenth Amendment until April 15, 2016.

The Thirteenth and Fourteenth Amendments provided that EGC was not required to deliver a compliance certificate for the fiscal quarter ended December 31, 2015 until their respective expiration dates. The following additional changes to the First Lien Credit Agreement became effective upon the execution of the Thirteenth Amendment:

•	Prohibiting us and EGC from borrowing under the First Lien Credit Agreement before March 15, 2016.
•	Requiring us and EGC to deposit all cash and investments in accounts covered by control agreements in favor of the administrative agent.
•	Allowing for us and EGC to get replacement letters of credit under the First Lien Credit Agreement without satisfying the credit extension conditions in the First Lien Credit Agreement so long as the replacement letter of credit does not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Thirteenth Amendment are met.

The Fourteenth Amendment provided for the reduction of our borrowing base under the First Lien Credit Agreement. EGC’s borrowing base under the First Lien Credit Agreement as of the effectiveness of the Fourteenth Amendment was reduced from $500 million to $377.8 million, with such reduction effectively removing any further borrowing capacity under the First Lien Credit Agreement beyond an aggregate amount equal to the amount of outstanding letters of credit that have been issued thereunder plus the amount of outstanding loans to us thereunder. In connection with such reduction, the Fourteenth Amendment provided that EGC unwind certain hedging transactions and use the proceeds therefrom to repay amounts of outstanding loans to us under the First Lien Credit Agreement, and for such repayments to then result in an automatic and permanent reduction in our borrowing base. This further reduction in borrowing base was for both the overall borrowing base under the First Lien Credit Agreement as well as the borrowing base specific to us, and in each case, the reduction is an amount equal to the full extent of the aggregate amount of repaid principal relating to such unwound hedging transactions.

The Fourteenth Amendment continued to allow EGC to get replacement letters of credit under the First Lien Credit Agreement without satisfying credit extension conditions so long as the replacement letter of credit did not have an aggregate face amount in excess of the available amount of the letter of credit being replaced and certain other conditions set forth in the Fourteenth Amendment were met.

As of March 31, 2016, we had $99.4 million in borrowings under the First Lien Credit Agreement. On April 14, 2016, however, the Debtors filed the Bankruptcy Petitions, which constituted an event of default under the Revolving Credit Facility and accelerated the indebtedness thereunder. Pursuant to the Restructuring Support Agreement entered into on April 11, 2016, the Debtors, on behalf of the holders of the First Lien Claims arising on account of the Revolving Credit Facility and subject to further negotiations with the Lenders, have agreed to use their best efforts to ensure that at emergence from the Chapter 11 proceedings, the amount drawn under the Revolving Credit Facility either (i) remains outstanding or (ii) is refinanced with a new facility with terms acceptable to the Majority Restructuring Support Parties; provided, however that (a) $228 million of letters of credit usage remains outstanding and (b) other terms, including a borrowing base redetermination holiday, are acceptable to the Debtors and the Majority Restructuring Support Parties. If the Debtors are unable to obtain the foregoing treatment of the First Lien Claims, then the Debtors will use their best efforts to obtain treatment acceptable to the Debtors and the Majority Restructuring Support Parties. However, even if our Plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Further, even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan.

In addition to the indebtedness outstanding under the First Lien Credit Agreement, we have substantial additional indebtedness outstanding as previously described above in “— Liquidity and Capital Resources —  Overview.” The filing of the Bankruptcy Petitions constituted an event of default with respect to our existing debt obligations. As a result of the filing of the Bankruptcy Petitions, the Company’s pre-petition secured indebtedness under the Revolving Credit Facility and unsecured notes became immediately due and payable and any efforts to enforce such payment obligations are automatically stayed as a result of the Chapter 11 Cases. As a result of the covenant violations that existed at March 31, 2016 and that were not cured prior to the filing of the Bankruptcy Petitions, all of our outstanding indebtedness has been classified as current in the accompanying consolidated balance sheet at March 31, 2016, and we accelerated the amortization of the associated debt premium, fully amortizing those amounts as of March 31, 2016. We currently believe that it is probable that we may enter into a potential restructuring agreement with the lenders under our Revolving Credit Facility. Accordingly, we have not accelerated the amortization of remaining debt issue costs related to the Revolving Credit Facility. We continue to accrue interest on the Revolving Credit Facility subsequent to the Bankruptcy Petition date of April 14, 2016 since we anticipate that such interest will be allowed by the Bankruptcy Court to be paid to the lenders. However, for all our other indebtedness, in accordance with accounting guidance in ASC 852, Reorganizations, we will accrue interest only up to the pre-Bankruptcy Petition date of April 13, 2016. Additional information regarding the Chapter 11 proceedings is included in Note 1 — Organization and Chapter 11 Proceedings and Note 7 — Long Term Debt to Consolidated Financial Statements in this Quarterly Report.

BOEM Bonding Requirements

The cost of compliance with our existing supplemental bonding requirements, including such bonding obligations as reflected in the Long-Term Plan approved and executed by the BOEM on February 25, 2016, or any other changes to the BOEM’s current NTL supplemental bonding requirements or supplemental bonding regulations applicable to us or our subsidiaries’ properties could materially and adversely affect our financial condition, cash flows, and results of operations. In addition, we may be required to provide cash collateral or letters of credit to support the issuance of such bonds or other surety. Such letters of credit would likely be issued under our Revolving Credit Facility and would reduce the amount of borrowings available under such facility in the amount of any such letter of credit obligations. We can provide no assurance that we can continue to obtain bonds or other surety in all cases or that we will have sufficient availability under our Revolving Credit Facility to support such supplemental bonding requirements. If we are unable to obtain the additional required bonds or assurances as requested, the BOEM may require any of our operations on federal leases to be suspended or cancelled or otherwise impose monetary penalties, and any one or more of such actions could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity. For more information about BOEM’s supplemental bonding requirements, see “— Known Trends and Uncertainties — BOEM Supplemental Financial Assurance and/or Bonding Requirements.”

Capital Expenditures

For the nine months ended March 31, 2016, our capital expenditures totaled approximately $97 million including expenditures for plugging, abandonment and other decommissioning activities. Our current capital expenditures are allocated to development activities, which are geared toward the improvement of existing production and the performance of necessary plugging, abandonment and other decommissioning activities. We intend to fund our capital expenditures and contractual commitments with cash flows from operating activities and borrowings and equity investments from EGC. Since the filing of the Bankruptcy Petitions, our principal sources of liquidity have been limited to cash flow from operations and cash from EGC. Although we believe our cash flow from operations and cash from EGC will be adequate to meet the short-term operating costs of our existing business, there are no assurances that our cash flow from operations and cash from EGC will be sufficient to continue to fund our operations or to allow us to continue as a going concern until the Plan (or another Chapter 11 plan) is confirmed by the Bankruptcy Court or other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. Our long-term liquidity requirements, the adequacy of our capital resources and our ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the Bankruptcy Court. In addition to the cash requirements necessary to fund ongoing operations, we have incurred and expect that we will continue to incur significant professional fees and other costs in connection with the administration of the Chapter 11 proceedings.

If our future sources of liquidity are insufficient, we could face substantial liquidity constraints and be unable to continue as a going concern and will likely be required to significantly reduce, delay or eliminate capital expenditures, implement further cost reductions, seek other financing alternatives or seek the sale of some or all of our assets. If we limit, defer or eliminate our capital expenditure plan or are unsuccessful in developing reserves and adding production through our capital program or our cost-cutting efforts are too overreaching, the value of our oil and natural gas properties and our financial condition and results of operations could be adversely affected.

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

Cash Flows

The following table sets forth selected historical information from our statements of cash flows:

	Nine Months Ended March 31,
	2016	2015
	(In thousands)
Net cash provided by (used in) operating activities	$(32,537)	$90,344
Net cash used in investing activities	(18,488)	(271,904)
Net cash provided by financing activities	50,808	176,054

The change in our cash flows from operating activities for the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year primarily reflects decreases in revenues due to lower oil and natural gas prices.

Net cash used in investing activities decreased for the first nine months of fiscal 2016 as compared to the same period in the prior fiscal year, primarily due to the reduction in cash used for capital expenditures.

Net cash provided by financing activities for the first nine months of fiscal 2016 primarily reflects $84.6 million in cash advances from EGC, partially offset by $30.0 million in restricted cash related to the Revolving Credit Facility and $3.4 million in payments on derivative instruments premium financing. Net cash provided by financing activities for the first nine months of fiscal year 2015 reflects $177.8 million in advances from EGC.

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

Contractual Obligations

Our contractual obligations at March 31, 2016 did not change materially from those disclosed in Item 7 of our 2015 Annual Report, other than as disclosed in Note 7 — Long Term Debt and Note 6 — Asset Retirement Obligations of Notes to Consolidated Financial Statements in this Quarterly Report.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 — Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in our 2015 Annual Report and Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

Recent Accounting Pronouncements

For information regarding new accounting pronouncements, see the information in Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements of Notes to Consolidated Financial Statements in this Quarterly Report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2015 Annual Report.

We are exposed to a variety of market risks including commodity price risk and interest rate risk. We address these risks through a program of risk management which includes the use of derivative instruments. The following quantitative and qualitative information is provided about financial instruments to which we were a party at March 31, 2016, and from which we may incur future gains or losses from changes in market interest rates or commodity prices. We do not enter into derivative or other financial instruments for speculative or trading purposes.

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

Commodity Price Risk

Our major market risk exposure continues to be the pricing applicable to our oil and natural gas production. Our revenues, profitability and future rate of growth depend substantially upon the market prices of oil and natural gas, which are volatile and may fluctuate widely. Oil and natural gas price declines such as the recent declines adversely affect our revenues, cash flows and profitability. The Company continues to incur significant losses from operations. As a result of the depressed pricing environment, further declines could impact the extent to which we develop portions of our proved and unproved oil and natural gas properties, and could possibly include temporarily shutting in certain wells that are uneconomic to produce. Due to the depressed commodity prices and our lack of capital resources to develop our properties, the Company believed that all of its proved undeveloped oil and gas reserves no longer qualified as being proved as of the period ended December 31, 2015. We therefore removed all of our proved undeveloped oil and gas reserves from the proved category as of December 31, 2015. Almost all of the proved undeveloped reserves that were removed from the proved category as of December 31, 2015 are still economic at current prices, but were reclassed to the probable category because they are no longer expected to be drilled within five years of initial booking due to current constraints on our ability to fund development drilling. In addition, as of December 31, 2015, we identified certain of our unevaluated properties totaling $314.4 million as being uneconomical and transferred such amounts to the full cost pool, subject to amortization. A decline in our production and reserves will further reduce our liquidity and ability to satisfy our debt obligations by negatively impacting our cash flow from operations and the value of our assets.

Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. We have incurred debt under the borrowing base of our Revolving Credit EPL Sub-Facility. This borrowing base is subject to periodic redetermination based in part on changing expectations of future prices. Recently, commodity prices have deteriorated materially. With the continuation of low oil and gas prices, we currently have no available borrowing capacity under our Revolving Credit EPL

Sub-Facility pursuant to the Fourteenth Amendment to the First Lien Credit Agreement, which adversely impacts our liquidity. In addition, we would have to repay any outstanding indebtedness under the Revolving Credit Facility in excess of any reduced borrowing base. The energy markets have historically been very volatile, and there can be no assurance that crude oil and natural gas prices will improve.

Historically, we have utilized commodity-based derivative instruments with major financial institutions to reduce exposure to fluctuations in the price of crude oil and natural gas. Any gains or losses resulting from the change in fair value from hedging transactions and from the settlement of hedging contracts are recorded in earnings as a component of revenues. At March 31, 2016, we had no derivative instruments outstanding.

For a complete discussion of our derivative financial instruments, see Note 8 — Derivative Financial Instruments of Notes to Consolidated Financial Statements in this Quarterly Report.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our variable rate debt obligations. Specifically, we are exposed to changes in interest rates as a result of borrowings under our Revolving Credit EPL Sub-Facility, and the terms of such facility require us to pay higher interest rate margins as we utilize a larger percentage of our available borrowing base. We manage our interest rate exposure by limiting our variable-rate debt to a certain percentage of total capitalization and by monitoring the effects of market changes in interest rates. We consider our interest rate risk exposure to be minimal as a result of fixing interest rates on approximately 89% of our debt. As of March 31, 2016, total debt included $99.4 million of floating-rate debt. As a result, our period-end interest costs will fluctuate based on short-term interest rates on approximately 11% of our total debt outstanding as of March 31, 2016. A 10% change in floating interest rates on period-end floating debt balances would change quarterly interest expense by approximately $0.1 million. We currently have no interest rate hedge positions in place to reduce our exposure to changes in interest rates. However, to reduce our future exposure to changes in interest rates, we may utilize interest rate derivatives to alter interest rate exposure in an attempt to reduce interest rate expense related to existing debt issues.

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

Other than changes related to the items noted above, there was no change in our system of internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

We are involved in various legal proceedings and claims, which arise in the ordinary course of our business. We do not believe the ultimate resolution of any such actions will have a material effect on our financial position or results of operations.

Item 1A.	RISK FACTORS.

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating an investment in our debt securities, please refer to the section entitled “Item 1A. — Risk Factors” in our 2015 Annual Report and “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015. There have been no material changes in the risk factors set forth in our 2015 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, other than those set forth below.

We are subject to risks and uncertainties associated with our Chapter 11 proceedings.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern, are subject to the risks and uncertainties associated with our Chapter 11 proceedings. These risks include the following:

•	our ability to execute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings;
•	the high costs of bankruptcy proceedings and related fees;
•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to execute our business plan in the current depressed commodity price environment;
•	our ability to attract, motivate and retain key employees;
•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and
•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We also need Bankruptcy Court confirmation of the Plan. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during our Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a reorganization plan and fulfill other statutory conditions for confirmation of such a plan. However, even if our plan meets other requirements under the Bankruptcy Code, creditors may not vote in favor of our Plan, and certain parties in interest may file objections to the Plan in an effort to persuade the Bankruptcy Court that we have not satisfied the confirmation requirements under section 1129 of the Bankruptcy Code. Even if no objections are filed and the requisite acceptances of our Plan are received from creditors entitled to vote on the Plan, the Bankruptcy Court, which can exercise substantial discretion, may not confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 Plan of Reorganization is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan or another Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including further deterioration in commodity prices or other changes in economic conditions, changes in our industry, changes in demand for our oil and gas and increasing expenses. Accordingly, we cannot guarantee that the Plan or any other Chapter 11 plan of reorganization will achieve our stated goals.

Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt financing or other various means to fund our business after the completion of our Chapter 11 proceedings. Our access to additional financing is, and for the foreseeable future will likely continue to be, extremely limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms, if they are available at all.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital. As a result, we cannot give any assurance of our ability to continue as a going concern, even if the Plan is confirmed.

Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.

Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our businesses and will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees, and (v) the overall strength and stability of general economic conditions of the financial and oil and gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.

We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.

Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant professional fees and other restructuring costs throughout our Chapter 11 proceedings, including adequate protection payments required under the Interim Cash Collateral Order. We do not believe that cash from EGC and our cash flow from operations will be sufficient to continue to fund our operations for any significant period of time. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs or, if sufficient funds are available, offered to us on acceptable terms.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.

Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than in a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Energy XXI’s common stock has been suspended from trading on the NASDAQ, will no longer be listed on a national securities exchange effective April 25, 2016, and is traded only in the over-the-counter market, which could negatively affect its stock price and liquidity.

On April 14, 2016, Energy XXI received a letter from The NASDAQ Listing Qualifications Staff (the “Staff”) stating that the Staff has determined that Energy XXI’s securities will be delisted from NASDAQ. The decision was reached by the Staff under NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1 as a result of the Company’s announcement that the Company filed the Bankruptcy Petitions, the associated public interest concerns raised by the Bankruptcy Petitions, concerns regarding the residual equity interest of the existing listed securities holders and concerns about Energy XXI’s ability to sustain compliance with all requirements for continued listing on NASDAQ. As previously disclosed, on February 24, 2016, Energy XXI received a deficiency notice from NASDAQ stating that, based on the closing bid price of Energy XXI’s common stock for the last 30 consecutive business days, Energy XXI no longer meets the minimum $1.00 per share requirement under NASDAQ Listing Rule 5450(a)(1). The letter further indicates that, unless Energy XXI requests an appeal, trading of Energy XXI’s common stock was suspended at the opening of business on

April 25, 2016, and a Form 25-NSE was filed with the SEC, which would remove Energy XXI’s securities from listing and registration on NASDAQ. The Company currently does not intend to appeal NASDAQ’s determination.

As described in Note 1 — Organization and Chapter 11 Proceedings, pursuant to the Restructuring Support Agreement entered into on April 11, 2016, it is expected that the liquidation of Energy XXI Ltd will be completed under the laws of Bermuda, and, given that it is unlikely to have assets available for distribution, existing equity holders would receive no distributions in respect of that equity in that liquidation. Accordingly any trading in shares of Energy XXI’s common stock during the pendency of the Chapter 11 proceedings is highly speculative. The Company intends to seek listing of the New Equity on the NASDAQ upon consummation of the Plan, but no assurance can be given that the Plan will be confirmed or consummated or that the Company will be successful with such listing.

If the Company does not appeal, the Company expects that Energy XXI’s securities will be eligible to be quoted on the OTC Markets Group Inc.’s OTC Pink (the “OTC Pink”). To be quoted on the OTC Pink, a market maker must sponsor the security and comply with SEC Rule 15c2-11 before it can initiate a quote in a specific security. If Energy XXI’s securities are delisted from NASDAQ, there can be no assurance that a market maker will apply to quote Energy XXI’s common stock or that Energy XXI’s common stock will be quoted on the OTC Pink. The OTC Pink is a significantly more limited market than NASDAQ, and the quotation of Energy XXI’s common stock on the OTC Pink may result in a less liquid market available for existing and potential shareholders to trade shares of Energy XXI’s common stock. This could further depress the trading price of Energy XXI’s common stock and could also have a long-term adverse effect on the Company’s ability to raise capital. There can be no assurance that any public market for Energy XXI’s common stock will exist in the future or that Energy XXI will be able to relist its common stock on a national securities exchange. In connection with the delisting of Energy XXI’s common stock, there may also be other negative implications, including the potential loss of confidence in the Company by suppliers, customers and employees and the loss of institutional investor interest in Energy XXI’s common stock.

We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities and expenses, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial performance. As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date.

In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

The pursuit of the Chapter 11 proceedings has consumed and will continue to consume a substantial portion of the time and attention of our management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

A long period of operating under Chapter 11 could adversely affect our business and results of operations. While the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially affect the conduct of our business adversely, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We may not meet certain conditions of the Restructuring Support Agreement, which could result in the automatic termination of such agreement.

The Company entered into the Restructuring Support Agreement with the Second Lien Noteholders in connection with the filing of the Bankruptcy Petitions on April 14, 2016. We may not be able to meet certain conditions of the Restructuring Support Agreement, which could cause a Restructuring Support Party Termination Event, as defined in the Restructuring Support Agreement, which could cause the automatic termination of the Restructuring Agreement.

New regulatory initiatives imposing more stringent environmental or safety-related requirements could cause us to incur increased capital expenditures and operating costs, which could be significant.

The federal Clean Air Act and comparable state laws, regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to result in the emission of new or increased existing air pollutants, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. The need to obtain permits has the potential to delay the development of oil and natural gas projects. Over the next several years, we may be required to incur certain capital expenditures for air pollution control equipment or other air emissions related issues. For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including production activities, as part of an overall effort to reduce methane emissions by up to 45 percent in 2025. In a second example, in October 2015, the EPA issued a final rule under the federal Clean Air Act, lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own greenhouse gas emissions targets and be transparent about the measures each country will use to achieve its greenhouse gas emissions targets. With regards to safety-related requirements, the federal Bureau of Safety and Environmental Enforcement (“BSEE”) issued a final rule on April 29, 2016 mandating more stringent design requirements and operational procedures for critical well control equipment used in oil and natural gas operations on the OCS. Among other things, this final rule imposes rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deep water and high temperature, high pressure drilling activities, establishment of safe drilling margins with respect to downhole mud weights that may be used during drilling activities, and enhanced reporting requirements to regulators. These recent EPA and BSEE-adopted rules, or any other future laws or rules, which impose more stringent environmental or safety-related requirements in connection with our offshore oil and natural gas exploration and production operations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

The filing of the Bankruptcy Petitions described above constitutes an event of default and acceleration under each of the following debt instruments (the “Debt Instruments”):

•	Second Amended and Restated First Lien Credit Agreement, dated as of May 5, 2011, by and among EGC, EPL, each of the guarantors party thereto, Wells Fargo Bank, N.A. as administrative agent, and the lenders and agents from time-to-time party thereto;
•	Indenture, dated as of February 14, 2011, and Supplemental Indenture, dated as of April 18, 2014, among EPL, the guarantors party thereto, and U.S. Bank National Association, as trustee, relating to approximately $480.2 million aggregate outstanding principal amount of 8.25% senior unsecured notes due February 15, 2018; and
•	Secured Second Lien Promissory Note, dated as of March 12, 2015, issued by EPL, as maker, in favor of EGC, as payee, relating to approximately $325.0 million aggregate outstanding principal amount due October 9, 2018.

The Debt Instruments provide that as a result of filing for bankruptcy, the principal and interest due thereunder shall be immediately due and payable. However, any efforts to enforce such payment obligations under the Debt Instruments will be automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Debt Instruments will be subject to the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

EPL Oil & Gas, Inc.
Date: May 16, 2016	By: /s/ Rick D. Fox Rick D. Fox Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Purchase and Sale Agreement dated June 3, 2014 by and between Energy XXI GOM, LLC, as seller, and EPL Oil & Gas, Inc., as purchaser	8-K	001-16179	2.1	9/3/2014
3.1	Amended and Restated Certificate of Incorporation of Energy Partners, Ltd. dated as of September 21, 2009	8-A/A	001-16179	3.1	9/21/2009
3.2	Third Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.1	10/18/2012
3.3	Fourth Amended and Restated Bylaws of EPL Oil & Gas, Inc.	8-K	001-16179	3.2	6/3/2014
3.4	Certificate of Ownership and Merger filed with the Secretary of State of the State of Delaware, which became effective by its terms on September 1, 2012	8-K	001-16179	3.1	9/5/2012
3.5	Composite copy of the Third Amended and Restated Bylaws of EPL Oil & Gas, Inc., reflecting all amendments through March 11, 2014, the effective date of the Amendment to the Third Amended and Restated Bylaws	10-Q	001-16179	3.1	5/8/2014
3.6	Amended and Restated Certificate of Incorporation of EPL Oil & Gas, Inc., adopted June 3, 2014	8-K	001-16179	3.1	6/3/2014
10.1	Thirteenth Amendment and Waiver to Second Amended and Restated First Lien Credit Agreement, dated as of February 29, 2016	8-K	001-16179	10.1	3/4/2016
10.2	Fourteenth Amendment and Waiver to Second Amended and Restated First Lien Credit Agreement, dated as of March 14, 2016	8-K	001-16179	10.1	3/15/2016
31.1	Certification of Principal Executive Officer of EPL Oil & Gas, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2	Certification of Principal Financial Officer of EPL Oil & Gas, Inc. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended					X

Exhibit Number	Exhibit Description	Incorporated by Reference Form	SEC File Number	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1	Section 1350 Certification of Principal Executive Officer and Chief Financial Officer of EPL Oil & Gas, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X